Form 10-Q
period 2023-06-30
New Mountain Finance Corp
filed 2023-08-02
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	Shares as of August 2, 2023
Common stock, par value $0.01 per share	100,937,026

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,486,589 and $2,523,522, respectively)	$2,364,179	$2,400,425
Non-controlled/affiliated investments (cost of $104,459 and $85,971, respectively)	149,260	130,787
Controlled investments (cost of $627,156 and $650,474, respectively)	666,026	690,035
Total investments at fair value (cost of $3,218,204 and $3,259,967, respectively)	3,179,465	3,221,247
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	16,500	16,539
Cash and cash equivalents	45,930	71,190
Interest and dividend receivable	40,528	36,154
Receivable from unsettled securities sold	683	—
Other assets	13,875	9,797
Total assets	$3,296,981	$3,354,927
Liabilities
Borrowings
Holdings Credit Facility	$574,263	$618,963
Unsecured Notes	391,500	531,500
Convertible Notes	377,104	316,853
SBA-guaranteed debentures	300,000	300,000
DB Credit Facility	186,400	186,400
NMFC Credit Facility	91,290	40,359
NMNLC Credit Facility II	2,926	3,785
Deferred financing costs (net of accumulated amortization of $50,855 and $47,531, respectively)	(15,183)	(17,199)
Net borrowings	1,908,300	1,980,661
Interest payable	18,797	19,627
Management fee payable	10,481	10,524
Incentive fee payable	9,982	6,296
Payable for unsettled securities purchased	4,897	—
Deferred tax liability	3,080	8,487
Payable to affiliates	93	78
Other liabilities	3,389	3,063
Total liabilities	1,959,019	2,028,736
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, and 100,937,026 and 100,937,026 shares issued and outstanding, respectively	1,009	1,009
Paid in capital in excess of par	1,305,798	1,305,945
Accumulated undistributed earnings	19,294	7,519
Total net assets of New Mountain Finance Corporation	$1,326,101	$1,314,473
Non-controlling interest in New Mountain Net Lease Corporation	11,861	11,718
Total net assets	$1,337,962	$1,326,191
Total liabilities and net assets	$3,296,981	$3,354,927
Number of shares outstanding	100,937,026	100,937,026
Net asset value per share of New Mountain Finance Corporation	$13.14	$13.02
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$64,649	$41,089	$125,407	$78,533
PIK interest income	3,767	2,934	7,711	6,236
Dividend income	47	87	94	135
Non-cash dividend income	4,305	3,189	8,471	6,274
Other income	686	4,287	2,604	5,918
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	683	263	692	518
PIK interest income	414	258	1,105	509
Non-cash dividend income	1,139	1,012	2,244	1,994
Other income	63	62	126	125
From controlled investments:
Interest income (excluding PIK interest income)	1,243	1,715	2,687	3,371
PIK interest income	3,686	4,085	8,074	9,055
Dividend income	12,143	10,671	23,138	22,316
Non-cash dividend income	1,292	1,063	2,522	2,075
Other income	1,375	2,395	2,570	5,014
Total investment income	95,492	73,110	187,445	142,073
Expenses
Interest and other financing expenses	31,700	20,672	62,496	39,309
Management fee	11,577	11,770	23,215	23,323
Incentive fee	9,982	7,926	19,579	15,403
Administrative expenses	953	932	2,001	2,141
Professional fees	1,003	817	1,968	1,754
Other general and administrative expenses	513	518	1,001	995
Total expenses	55,728	42,635	110,260	82,925
Less: management fee waived (See Note 5)	(1,096)	(1,142)	(2,159)	(2,234)
Less: expenses waived and reimbursed (See Note 5)	—	—	—	(238)
Net expenses	54,632	41,493	108,101	80,453
Net investment income before income taxes	40,860	31,617	79,344	61,620
Income tax expense (benefit)	932	(87)	1,028	8
Net investment income	39,928	31,704	78,316	61,612
Net realized gains (losses):
Non-controlled/non-affiliated investments	(7,314)	(594)	(8,622)	(664)
Controlled investments	9,880	17,112	11,853	36,354
Foreign currency	1	40	13	385
Net change in unrealized (depreciation) appreciation:
Non-controlled/non-affiliated investments	2,174	(20,507)	(755)	(25,031)
Non-controlled/affiliated investments	1	2,999	(15)	13,758
Controlled investments	(9,488)	(15,266)	(691)	(31,434)
Securities purchased under collateralized agreements to resell	(39)	—	(39)	(2,021)
Foreign currency	29	(193)	55	(615)
Provision for taxes	(94)	(155)	(225)	(157)
Net realized and unrealized (losses) gains	(4,850)	(16,564)	1,574	(9,425)
Net increase in net assets resulting from operations	35,078	15,140	79,890	52,187
Less: Net (increase) decrease in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(248)	814	(487)	(41)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	$34,830	$15,954	$79,403	$52,146
Basic earnings per share	$0.35	$0.16	$0.79	$0.52
Weighted average shares of common stock outstanding - basic (See Note 11)	100,937,026	100,596,188	100,937,026	99,510,862
Diluted earnings per share	$0.32	$0.16	$0.71	$0.50
Weighted average shares of common stock outstanding - diluted (See Note 11)	127,016,910	113,853,773	125,313,634	112,768,447
Distributions declared and paid per share	$0.35	$0.30	$0.67	$0.60
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Increase (decrease) in net assets resulting from operations:
Net investment income	$39,928	$31,704	$78,316	$61,612
Net realized gains on investments and foreign currency	2,567	16,558	3,244	36,075
Net change in unrealized depreciation of investments and foreign currency	(7,284)	(32,967)	(1,406)	(43,322)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(39)	—	(39)	(2,021)
Provision for taxes	(94)	(155)	(225)	(157)
Net increase in net assets resulting from operations	35,078	15,140	79,890	52,187
Less: Net (increase) decrease in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation ("NMNLC")	(248)	814	(487)	(41)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	34,830	15,954	79,403	52,146
Capital transactions
Net proceeds from shares sold	—	16,577	—	37,051
Offering costs	(91)	(74)	(147)	(126)
Distributions declared to stockholders from net investment income	(35,328)	(30,215)	(67,628)	(59,804)
Reinvestment of distributions	—	—	—	1,098
Total net decrease in net assets resulting from capital transactions	(35,419)	(13,712)	(67,775)	(21,781)
Net (decrease) increase in net assets	(589)	2,242	11,628	30,365
New Mountain Finance Corporation net assets at the beginning of the period	1,326,690	1,349,368	1,314,473	1,321,245
New Mountain Finance Corporation net assets at the end of the period	1,326,101	1,351,610	1,326,101	1,351,610
Non-controlling interest in NMNLC	11,861	13,591	11,861	13,591
Net assets at the end of the period	$1,337,962	$1,365,201	$1,337,962	$1,365,201

Capital share activity
Shares sold	—	1,218,366	—	2,730,202
Shares issued from the reinvestment of distributions	—	—	—	79,285
Net increase in shares outstanding	—	1,218,366	—	2,809,487

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$79,890	$52,187
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	(3,231)	(35,690)
Net realized gains on translation of assets and liabilities in foreign currencies	(13)	(385)
Net change in unrealized depreciation of investments	1,461	42,707
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(55)	615
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	39	2,021
Amortization of purchase discount	(2,768)	(3,078)
Amortization of deferred financing costs	3,329	3,379
Amortization of premium on Convertible Notes	(49)	(51)
Non-cash investment income	(30,091)	(25,002)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(124,702)	(397,172)
Proceeds from sales and paydowns of investments	202,242	292,753
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	110	279
Cash paid for purchase of drawn portion of revolving credit facilities	—	(185)
Cash paid on drawn revolvers	(15,783)	(18,678)
Cash repayments on drawn revolvers	15,986	15,809
Interest and dividend receivable	(4,369)	(2,979)
Receivable from unsettled securities sold	(683)	—
Other assets	(4,016)	414
Increase (decrease) in operating liabilities:
Management fee payable	(43)	464
Incentive fee payable	3,686	423
Payable for unsettled securities purchased	4,897	(7,910)
Payable to affiliates	15	240
Interest payable	(830)	1,062
Deferred tax liability	(5,407)	156
Other liabilities	324	(479)
Net cash flows provided by (used in) operating activities	119,939	(79,100)
Cash flows from financing activities
Net proceeds from shares sold	—	37,051
Offering costs paid	(156)	(62)
Distributions paid	(67,628)	(58,706)
Proceeds from Holdings Credit Facility	85,000	101,200
Repayment of Holdings Credit Facility	(129,700)	(31,000)
Proceeds from Convertible Notes	60,300	—
Proceeds from Unsecured Notes	—	75,000
Repayment of Unsecured Notes	(140,000)	—
Proceeds from NMFC Credit Facility	218,500	101,054
Repayment of NMFC Credit Facility	(169,000)	(105,000)
Proceeds from DB Credit Facility	—	40,000
Repayment of DB Credit Facility	—	(77,000)
Proceeds from NMNLC Credit Facility II	3,777	—
Repayment of NMNLC Credit Facility II	(4,636)	(12,300)
Contributions related to non-controlling interest in NMNLC	—	124
Distributions related to non-controlling interest in NMNLC	(344)	(7,940)
Deferred financing costs paid	(1,364)	(553)
Net cash flows (used in) provided by financing activities	(145,251)	61,868
Net decrease in cash and cash equivalents	(25,312)	(17,232)
Effect of foreign exchange rate changes on cash and cash equivalents	52	(133)
Cash and cash equivalents at the beginning of the period	71,190	58,077
Cash and cash equivalents at the end of the period	$45,930	$40,712
Supplemental disclosure of cash flow information
Cash interest paid	$59,120	$34,026
Income taxes paid	6,801	74
Non-cash operating activities:
Non-cash activity on investments	$15,772	$—
Non-cash financing activities:
Value of shares reissued from repurchase program in connection with the distribution reinvestment plan	$—	$1,098
Accrual for offering costs	140	68
Accrual for deferred financing costs	82	63

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(15)(18) - Drawn	SOFR(M)	5.50%	10.70%	12/2021	12/2027	$20,904	$20,758	$20,883
	First lien (8)(15)	SOFR(M)	5.50%	10.70%	12/2021	12/2027	20,530	20,369	20,510
	First lien (4)(15)	SOFR(M)	5.50%	10.70%	01/2022	12/2027	9,748	9,670	9,738
	First lien (4)(15)(18) - Drawn	SOFR(M)	5.50%	10.70%	12/2021	12/2027	6,782	6,734	6,775
	Subordinated (3)(15)	FIXED(Q)*	11.50%/PIK	11.50%	12/2021	12/2031	13,231	13,079	12,372
	Subordinated (4)(15)	FIXED(Q)*	11.50%/PIK	11.50%	01/2022	12/2031	5,189	5,129	4,852
								75,739	75,130	5.61%
PhyNet Dermatology LLC
Healthcare	First lien (2)(15)	SOFR(S)	6.25%	11.63%	09/2018	08/2024	49,051	48,941	49,051
	First lien (2)(15)	SOFR(S)	6.25%	11.66%	09/2018	08/2024	18,584	18,568	18,585
								67,509	67,636	5.05%
Knockout Intermediate Holdings I Inc. (41)
Kaseya Inc.
Software	First lien (2)(15)	SOFR(M)*	3.75% + 2.50%/PIK	11.35%	06/2022	06/2029	63,093	62,671	63,093
	First lien (3)(15)(18) - Drawn	SOFR(M)*	3.75% + 2.50%/PIK	11.36%	06/2022	06/2029	963	956	963
	First lien (3)(15)(18) - Drawn	SOFR(M)*	3.75% + 2.50%/PIK	11.36%	06/2022	06/2029	235	260	235
								63,887	64,291	4.80%
Associations, Inc.
Business Services	First lien (2)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	11.68%	07/2021	07/2027	36,239	36,121	36,239
	First lien (8)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	11.89%	07/2021	07/2027	8,921	8,888	8,921
	First lien (2)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	11.99%	07/2021	07/2027	8,921	8,888	8,921
	First lien (8)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	11.80%	07/2021	07/2027	5,388	5,369	5,388
	First lien (8)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	11.72%	07/2021	07/2027	4,286	4,272	4,286
								63,538	63,755	4.76%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

GC Waves Holdings, Inc.
Financial Services	First lien (5)(15)	SOFR(M)	5.50%	10.70%	08/2021	08/2026	$21,774	$21,693	$21,773
	First lien (2)(15)(18) - Drawn	SOFR(M)	5.50%	10.70%	04/2022	08/2026	16,831	16,687	16,831
	First lien (2)(15)	SOFR(M)	5.50%	10.70%	08/2021	08/2026	13,144	13,078	13,144
	First lien (2)(15)	SOFR(M)	5.50%	10.70%	08/2021	08/2026	10,498	10,421	10,498
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.50%	10.70%	10/2019	08/2026	988	980	988
								62,859	63,234	4.72%
GS Acquisitionco, Inc.
Software	First lien (2)(15)	SOFR(Q)	5.75%	11.14%	08/2019	05/2026	34,200	34,110	34,199
	First lien (5)(15)	SOFR(Q)	5.75%	11.14%	08/2019	05/2026	21,633	21,579	21,633
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.75%	11.14%	08/2019	05/2026	1,243	1,236	1,243
								56,925	57,075	4.27%
CentralSquare Technologies, LLC
Software	Second lien (3)	SOFR(Q)	7.50%	12.89%	08/2018	08/2026	47,838	47,542	42,815
	Second lien (8)	SOFR(Q)	7.50%	12.89%	08/2018	08/2026	7,500	7,454	6,713
								54,996	49,528	3.70%
Brave Parent Holdings, Inc.
Software	Second lien (5)(15)	SOFR(M)	7.75%	12.95%	04/2018	04/2026	22,500	22,451	21,906
	Second lien (2)(15)	SOFR(M)	7.75%	12.95%	04/2018	04/2026	16,624	16,550	16,184
	Second lien (8)(15)	SOFR(M)	7.75%	12.95%	04/2018	04/2026	6,000	5,973	5,841
								44,974	43,931	3.28%
IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(15)	SOFR(M)	5.75%	10.95%	07/2021	07/2028	18,803	18,693	18,803
	First lien (8)(15)	SOFR(M)	5.75%	10.94%	07/2022	07/2028	7,884	7,815	7,884
	Subordinated (3)(15)	SOFR(Q)	8.25%	13.59%	07/2022	07/2029	17,245	17,049	17,029
								43,557	43,716	3.27%
Deca Dental Holdings LLC
Healthcare	First lien (2)(15)	SOFR(Q)	5.75%	11.09%	08/2021	08/2028	37,669	37,372	36,143
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.75%	11.09%	08/2021	08/2028	3,965	3,933	3,805
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.75%	11.09%	08/2021	08/2027	2,825	2,797	2,711
								44,102	42,659	3.19%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

iCIMS, Inc.
Software	First lien (8)(15)	SOFR(Q)*	3.88%/PIK + 3.38%	12.38%	08/2022	08/2028	$30,182	$29,951	$30,182
	First lien (2)(15)	SOFR(Q)	7.25%	12.38%	10/2022	08/2028	7,366	7,307	7,366
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.75%	11.99%	08/2022	08/2028	471	467	462
								37,725	38,010	2.84%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (8)(15)	L(M)	5.75%	10.94%	10/2021	10/2028	21,958	21,782	21,958
	First lien (2)(15)	L(M)	5.75%	10.94%	10/2021	10/2028	14,850	14,730	14,850
								36,512	36,808	2.75%
Recorded Future, Inc.
Software	First lien (8)(15)	SOFR(S)	5.25%	10.69%	08/2019	07/2025	24,344	24,248	24,101
	First lien (2)(15)	SOFR(S)	5.25%	10.69%	03/2021	07/2025	12,588	12,536	12,462
								36,784	36,563	2.73%
MRI Software LLC
Software	First lien (5)(15)	SOFR(Q)	5.50%	10.84%	01/2020	02/2026	21,767	21,714	21,245
	First lien (3)(15)	SOFR(Q)	5.50%	10.84%	03/2021	02/2026	6,095	6,081	5,948
	First lien (2)(15)	SOFR(Q)	5.50%	10.84%	03/2021	02/2026	4,592	4,584	4,482
	First lien (2)(15)	SOFR(Q)	5.50%	10.84%	01/2020	02/2026	3,156	3,148	3,080
	First lien (3)(15)	SOFR(Q)	5.50%	10.84%	01/2020	02/2026	806	803	786
								36,330	35,541	2.66%
OEC Holdco, LLC (22)
OEConnection LLC
Software	Second lien (2)(15)	SOFR(Q)	7.00%	12.34%	12/2021	09/2027	23,406	23,222	23,406
	Second lien (2)(15)	SOFR(Q)	7.00%	12.34%	09/2019	09/2027	12,044	11,970	12,044
								35,192	35,450	2.65%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First lien (2)(15)	SOFR(S)	6.25%	11.24%	08/2021	10/2027	18,853	18,805	18,853
	First lien (2)(15)(18) - Drawn	SOFR(S)	6.25%	11.09%	05/2022	10/2027	11,159	11,145	11,159
	First lien (2)(15)	SOFR(Q)	6.25%	11.63%	01/2022	10/2027	1,247	1,237	1,247
	First lien (2)(15)	SOFR(S)	6.25%	11.14%	01/2022	10/2027	836	830	836
	Subordinated (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	05/2023	05/2033	3,333	3,284	3,271
								35,301	35,366	2.64%
Foreside Financial Group, LLC
Business Services	First lien (2)(15)	SOFR(Q)	5.50%	10.91%	05/2022	09/2027	33,869	33,586	33,869
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.50%	10.82%	05/2022	09/2027	545	539	545
	First lien (3)(15)	SOFR(Q)	5.50%	10.91%	05/2022	09/2027	278	276	278
								34,401	34,692	2.59%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Diamond Parent Holdings Corp. (35)
Diligent Corporation
Software	First lien (2)(15)	SOFR(M)	5.75%	10.95%	03/2021	08/2025	$17,494	$17,449	$16,861
	First lien (2)(15)	SOFR(M)	5.75%	10.95%	03/2021	08/2025	9,755	9,730	9,402
	First lien (3)(15)	SOFR(M)	6.25%	11.45%	12/2018	08/2025	5,798	5,781	5,614
	First lien (3)(15)(18) - Drawn	SOFR(M)	6.25%	11.45%	03/2021	08/2025	1,739	1,731	1,685
								34,691	33,562	2.51%
KAMC Holdings, Inc.
Business Services	Second lien (2)(15)	L(Q)	8.00%	13.33%	08/2019	08/2027	18,750	18,665	16,533
	Second lien (8)(15)	L(Q)	8.00%	13.33%	08/2019	08/2027	18,750	18,665	16,533
								37,330	33,066	2.47%
IG Investments Holdings, LLC
Business Services	First lien (2)(15)	SOFR(Q)	6.00%	11.17%	09/2021	09/2028	28,986	28,754	28,696
	First lien (2)(15)	SOFR(Q)	6.00%	11.15%	02/2022	09/2028	4,235	4,218	4,193
								32,972	32,889	2.46%
EAB Global, Inc.
Education	Second lien (2)(15)	L(S)	6.50%	11.95%	08/2021	08/2029	33,452	33,040	32,703	2.44%
Granicus, Inc.
Software	First lien (4)(15)	SOFR(Q)*	5.50% + 1.50%/PIK	12.15%	01/2021	01/2027	15,382	15,307	15,382
	First lien (8)(15)	SOFR(Q)*	5.50% + 1.50%/PIK	12.15%	01/2021	01/2027	5,950	5,919	5,950
	First lien (2)(15)	SOFR(Q)*	5.50% + 1.50%/PIK	12.15%	01/2021	01/2027	5,869	5,840	5,869
	First lien (2)(15)	SOFR(Q)	6.00%	11.15%	04/2021	01/2027	4,554	4,519	4,554
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.50%	11.55%	01/2021	01/2027	748	743	748
								32,328	32,503	2.43%
TigerConnect, Inc.
Healthcare	First lien (8)(15)	SOFR(Q)*	3.38%+ 3.38%/PIK	11.79%	02/2022	02/2028	29,868	29,623	29,307
	First lien (2)(15)(18) - Drawn	SOFR(Q)*	3.38% + 3.38%/PIK	11.79%	02/2022	02/2028	823	823	807
								30,446	30,114	2.25%
OA Topco, L.P. (40)
OA Buyer, Inc.
Healthcare	First lien (2)(15)	SOFR(M)	5.75%	10.85%	12/2021	12/2028	27,848	27,617	27,849
	First lien (2)(15)	SOFR(M)	5.75%	10.85%	05/2022	12/2028	1,763	1,747	1,763
								29,364	29,612	2.21%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First lien (2)(15)	SOFR(Q)	5.50%	10.84%	10/2021	10/2028	$17,441	$17,296	$17,162
	First lien (8)(15)	SOFR(Q)	5.50%	10.84%	10/2021	10/2028	10,144	10,062	9,982
	First lien (3)(15)	SOFR(Q)	5.50%	10.84%	10/2021	10/2028	871	863	857
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.50%	10.84%	10/2021	10/2027	381	378	374
	First lien (3)(15)	SOFR(Q)	5.50%	10.84%	10/2021	10/2028	81	80	80
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.50%	10.84%	06/2022	10/2028	29	29	29
								28,708	28,484	2.13%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (2)(15)	SOFR(Q)	5.50%	10.89%	02/2022	02/2028	22,209	22,118	22,209
	First lien (2)(15)	SOFR(Q)	5.50%	10.89%	02/2022	02/2028	4,003	3,986	4,003
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.50%	10.88%	02/2022	02/2028	2,176	2,213	2,176
								28,317	28,388	2.12%
Foundational Education Group, Inc.
Education	Second lien (5)(15)	SOFR(M)	6.50%	11.72%	08/2021	08/2029	22,500	22,406	20,714
	Second lien (2)(15)	SOFR(M)	6.50%	11.72%	08/2021	08/2029	7,009	6,988	6,452
								29,394	27,166	2.03%
Syndigo LLC
Software	Second lien (4)(15)	L(Q)	8.00%	13.55%	12/2020	12/2028	22,500	22,371	21,515
	Second lien (2)(15)	L(Q)	8.00%	13.55%	02/2022	12/2028	5,697	5,709	5,447
								28,080	26,962	2.02%
NMC Crimson Holdings, Inc.
Healthcare	First lien (8)(15)	SOFR(Q)	6.00%	11.04%	03/2021	03/2028	19,259	19,049	18,922
	First lien (2)(15)	SOFR(Q)	6.00%	11.04%	03/2021	03/2028	4,913	4,859	4,827
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.00%	11.41%	03/2021	03/2028	1,635	1,613	1,607
								25,521	25,356	1.90%
VT Topco, Inc.
Business Services	Second lien (2)(15)	SOFR(M)	6.75%	11.97%	07/2021	07/2026	16,183	16,143	15,623
	Second lien (4)(15)	SOFR(M)	6.75%	11.97%	08/2018	07/2026	10,000	9,988	9,654
								26,131	25,277	1.89%
ACI Parent Inc. (36)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(15)	SOFR(M)*	4.50% + 1.25%/PIK	10.95%	08/2021	08/2028	22,110	21,939	21,445
	First lien (3)(15)(18) - Drawn	SOFR(M)*	4.50% + 1.25%/PIK	10.95%	08/2021	08/2028	3,919	3,883	3,801
								25,822	25,246	1.89%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)(15)	SOFR(M)	7.25%	12.45%	08/2018	08/2026	$18,266	$18,233	$17,705
	Second lien (8)(15)	SOFR(M)	7.25%	12.45%	08/2018	08/2026	7,500	7,486	7,270
								25,719	24,975	1.87%
DOCS, MSO, LLC
Healthcare	First lien (8)(15)	SOFR(M)	5.75%	11.01%	06/2022	06/2028	18,619	18,619	18,090
	First lien (4)(15)	SOFR(M)	5.75%	11.01%	06/2022	06/2028	6,973	6,973	6,775
								25,592	24,865	1.86%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)(15)	SOFR(M)	6.75%	11.95%	11/2019	11/2027	22,500	22,423	20,853
	Second lien (2)(15)	SOFR(M)	6.75%	11.95%	11/2019	11/2027	4,208	4,181	3,900
								26,604	24,753	1.85%
Idera, Inc.
Software	Second lien (4)(15)	SOFR(M)	6.75%	12.01%	06/2019	03/2029	22,500	22,257	21,767
	Second lien (3)(15)	SOFR(M)	6.75%	12.01%	04/2021	03/2029	3,000	2,988	2,902
								25,245	24,669	1.84%
Xactly Corporation
Software	First lien (4)(15)	SOFR(Q)	7.25%	12.61%	07/2017	07/2025	22,500	22,465	22,500	1.68%
Convey Health Solutions, Inc.
Healthcare	First lien (4)(15)	SOFR(Q)	5.25%	10.59%	09/2019	09/2026	19,119	19,009	18,671
	First lien (4)(15)	SOFR(Q)	5.25%	10.59%	02/2022	09/2026	3,192	3,158	3,118
								22,167	21,789	1.63%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)(15)	L(Q)	8.25%	13.79%	07/2018	07/2026	21,959	21,931	21,791	1.63%
Bullhorn, Inc.
Software	First lien (2)(15)	SOFR(M)	5.75%	10.95%	09/2019	09/2026	16,573	16,509	16,573
	First lien (2)(15)	SOFR(M)	5.75%	10.95%	10/2021	09/2026	3,425	3,418	3,425
	First lien (2)(15)	SOFR(M)	5.75%	10.95%	09/2019	09/2026	767	763	767
	First lien (2)(15)	SOFR(M)	5.75%	10.95%	09/2019	09/2026	344	342	344
	First lien (2)(15)	SOFR(M)	5.75%	10.95%	09/2019	09/2026	274	273	274
								21,305	21,383	1.60%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(15)	L(Q)	3.50%	9.00%	06/2019	08/2024	16,311	15,656	10,717
	First lien (8)(15)	L(Q)	3.50%	9.00%	10/2019	08/2024	15,732	14,929	10,335
								30,585	21,052	1.57%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

YLG Holdings, Inc.
Business Services	First lien (5)(15)	SOFR(Q)	5.00%	10.17%	11/2019	10/2025	$17,769	$17,730	$17,304
	First lien (5)(15)	SOFR(Q)	5.00%	10.15%	11/2019	10/2025	2,314	2,308	2,253
	First lien (5)(15)(18) - Drawn	SOFR(Q)	5.00%	10.22%	10/2021	10/2025	1,027	1,029	1,000
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.00%	10.25%	11/2019	10/2025	278	276	271
								21,343	20,828	1.56%
FS WhiteWater Holdings, LLC (38)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(15)	SOFR(Q)	5.75%	11.14%	12/2021	12/2027	10,343	10,261	10,127
	First lien (5)(15)	SOFR(Q)	5.75%	11.16%	12/2021	12/2027	3,471	3,442	3,399
	First lien (5)(15)	SOFR(Q)	5.75%	11.14%	12/2021	12/2027	3,450	3,422	3,377
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.00%	11.32%	07/2022	12/2027	3,867	3,848	3,828
								20,973	20,731	1.55%
AAC Lender Holdings, LLC (33)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(15)	L(M)(43)*	5.75%/PIK + 0.50%	11.43%	09/2015	09/2026	29,712	29,675	20,420
	First lien (3)(15)	L(M)(43)*	13.50%/PIK + 0.50%	19.18%	06/2021	09/2026	1,527	1,527	—
	Subordinated (3)(15)	L(Q)(43)*	1.00%/PIK	6.18%	03/2021	09/2026	5,230	—	—
								31,202	20,420	1.53%
Cardinal Parent, Inc.
Software	First lien (4)	SOFR(Q)	4.50%	9.89%	10/2020	11/2027	11,913	11,853	10,573
	Second lien (4)(15)	SOFR(Q)	7.75%	13.14%	11/2020	11/2028	9,767	9,693	8,938
								21,546	19,511	1.46%
Notorious Topco, LLC
Consumer Products	First lien (8)(15)	SOFR(Q)	6.75%	11.95%	11/2021	11/2027	10,000	9,942	9,305
	First lien (8)(15)	SOFR(Q)	6.75%	11.95%	05/2022	11/2027	9,875	9,813	9,189
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.75%	11.95%	11/2021	11/2027	871	869	811
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.75%	11.95%	11/2021	05/2027	59	57	55
								20,681	19,360	1.45%
Bluefin Holding, LLC
Software	First lien (3)(15)(18) - Drawn	L(Q)	5.75%	11.20%	09/2019	09/2024	848	836	847
	Second lien (8)(15)	L(Q)	7.75%	13.23%	09/2019	09/2027	18,000	18,000	18,000
								18,836	18,847	1.41%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(15)	L(S)	5.25%	10.62%	06/2021	06/2027	$15,382	$15,271	$15,382
	First lien (2)(15)(18) - Drawn	SOFR(S)	5.25%	10.37%	06/2021	06/2027	3,095	3,070	3,095
								18,341	18,477	1.38%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)	SOFR(M)	6.75%	11.97%	03/2021	03/2029	20,313	20,272	18,110	1.35%
Pioneer Topco I, L.P. (39)
Pioneer Buyer I, LLC
Software	First lien (8)(15)	SOFR(Q)*	7.00%/PIK	12.24%	11/2021	11/2028	15,803	15,693	15,803
	First lien (8)(15)	SOFR(Q)*	7.00%/PIK	12.24%	03/2022	11/2028	2,166	2,150	2,166
								17,843	17,969	1.34%
MED Parentco, LP
Healthcare	Second lien (8)(15)	SOFR(M)	8.25%	13.47%	08/2019	08/2027	20,857	20,760	17,929	1.34%
Avalara, Inc.
Software	First lien (8)(15)	SOFR(Q)	7.25%	12.49%	10/2022	10/2028	17,198	17,001	17,198	1.29%
Groundworks, LLC
Consumer Services	First lien (4)(15)	SOFR(M)	6.50%	11.65%	03/2023	03/2030	17,338	17,085	17,078	1.28%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (5)(15)	L(S)	6.00%	11.10%	03/2020	02/2026	13,724	13,690	13,724
	First lien (5)(15)	L(Q)	8.00%	13.48%	10/2020	08/2026	2,470	2,455	2,470
	First lien (3)(15)(18) - Drawn	SOFR(M)	6.00%	11.20%	03/2020	02/2025	405	403	405
								16,548	16,599	1.24%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(15)	SOFR(Q)	6.50%	11.84%	12/2018	11/2025	16,438	16,414	16,438	1.23%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(15)	SOFR(M)	5.25%	10.49%	02/2020	02/2026	15,707	15,667	15,707	1.17%
New Trojan Parent, Inc.
Healthcare	Second lien (2)(15)	SOFR(M)	7.25%	12.47%	01/2021	01/2029	26,762	26,659	15,067	1.13%
Oranje Holdco, Inc.
Business Services	First lien (8)(15)	SOFR(Q)	7.75%	12.79%	02/2023	02/2029	7,440	7,350	7,440
	First lien (2)(15)	SOFR(Q)	7.75%	12.79%	02/2023	02/2029	7,440	7,350	7,440
								14,700	14,880	1.11%
Coupa Holdings, LLC
Software	First lien (2)(15)	SOFR(M)	7.50%	12.60%	02/2023	02/2030	7,230	7,143	7,230
	First lien (8)(15)	SOFR(M)	7.50%	12.60%	02/2023	02/2030	7,230	7,143	7,230
								14,286	14,460	1.08%
Daxko Acquisition Corporation
Software	First lien (8)(15)	SOFR(M)	5.50%	10.70%	10/2021	10/2028	13,078	12,973	12,878
	First lien (2)(15)	SOFR(M)	5.50%	10.70%	10/2021	10/2028	1,102	1,092	1,085
	First lien (3)(15)(18) - Drawn	P(Q)	4.50%	12.75%	10/2021	10/2027	115	114	113
								14,179	14,076	1.05%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Castle Management Borrower LLC
Business Services	First lien (8)(15)	L(Q)	6.50%	11.83%	05/2018	02/2025	$13,845	$13,831	$13,845	1.03%
CFS Management, LLC
Healthcare	First lien (2)(15)	SOFR(Q)*	6.25% + 0.75%/PIK	12.50%	08/2019	07/2024	11,203	11,189	10,564
	First lien (2)(15)	SOFR(Q)*	6.25% + 0.75%/PIK	12.50%	08/2019	07/2024	3,337	3,332	3,147
								14,521	13,711	1.02%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(15)	SOFR(Q)	6.00%	11.09%	05/2022	05/2029	12,909	12,796	12,676
	First lien (3)(15)(18) - Drawn	SOFR(S)	6.00%	11.04%	05/2022	05/2029	834	848	819
								13,644	13,495	1.01%
Alegeus Technologies Holdings Corp.
Healthcare	First lien (8)(15)	SOFR(S)	8.25%	13.36%	09/2018	09/2024	13,444	13,427	13,444	1.00%
Calabrio, Inc.
Software	First lien (5)(15)	SOFR(M)	7.13%	12.23%	04/2021	04/2027	12,347	12,283	11,646
	First lien (3)(15)(18) - Drawn	L(M)	7.00%	12.15%	04/2021	04/2027	850	843	801
								13,126	12,447	0.93%
USRP Holdings, Inc.
Business Services	First lien (2)(15)	SOFR(Q)	5.75%	11.14%	07/2021	07/2027	11,254	11,171	10,882
	First lien (3)(15)	SOFR(Q)	5.75%	11.14%	07/2021	07/2027	1,465	1,454	1,417
								12,625	12,299	0.92%
Apptio, Inc.
Software	First lien (8)(15)	L(Q)	5.00%	10.20%	01/2019	01/2025	5,703	5,668	5,703
	First lien (2)(15)	L(Q)	5.00%	10.20%	01/2019	01/2025	5,500	5,466	5,500
	First lien (3)(15)(18) - Drawn	L(Q)	5.00%	10.20%	01/2019	01/2025	620	608	620
								11,742	11,823	0.88%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(15)	L(S)	8.00%	13.73%	06/2017	05/2025	14,500	14,437	11,600	0.87%
CHA Holdings, Inc.
Business Services	Second lien (4)(15)	SOFR(Q)	8.75%	14.25%	04/2018	04/2026	7,012	6,980	7,012
	Second lien (3)(15)	SOFR(Q)	8.75%	14.25%	04/2018	04/2026	4,453	4,433	4,453
								11,413	11,465	0.86%
Specialtycare, Inc.
Healthcare	First lien (2)(15)	L(Q)	5.75%	10.93%	06/2021	06/2028	10,405	10,297	9,959
	First lien (3)(15)	L(Q)	5.75%	11.01%	06/2021	06/2028	78	75	75
								10,372	10,034	0.75%
Quartz Holding Company
Software	Second lien (3)(15)	SOFR(M)	8.00%	13.20%	04/2019	04/2027	10,000	9,888	10,000	0.75%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Anaplan, Inc.
Software	First lien (2)(15)	SOFR(M)	6.50%	11.60%	06/2022	06/2029	$8,618	$8,540	$8,618	0.64%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(15)	SOFR(Q)*	6.75% + 2.00%/PIK	13.99%	07/2021	07/2027	8,360	8,293	7,699
	First lien (3)(15)(18) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	13.85%	07/2021	07/2026	926	916	853
								9,209	8,552	0.64%
KPSKY Acquisition Inc.
Business Services	First lien (8)(15)	SOFR(Q)	5.50%	10.65%	10/2021	10/2028	6,933	6,877	6,844
	First lien (2)(15)	SOFR(M)	5.50%	10.75%	10/2021	10/2028	794	788	784
	First lien (2)(15)(18) - Drawn	SOFR(Q)	5.50%	10.70%	06/2022	10/2028	640	634	631
								8,299	8,259	0.62%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(15)	—	—	—	05/2013	—	14,500	14,500	7,976	0.60%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second lien (2)(15)	SOFR(M)	6.75%	11.97%	11/2021	12/2029	7,950	7,916	7,607	0.57%
Vectra Co.
Business Products	Second lien (8)(15)	SOFR(M)	7.25%	12.47%	02/2018	03/2026	10,788	10,771	7,539	0.56%
DS Admiral Bidco, LLC
Software	First lien (2)(15)	SOFR(Q)	7.00%	12.24%	12/2022	03/2028	7,509	7,405	7,509	0.56%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (4)(15)	SOFR(Q)	5.75%	10.89%	08/2022	08/2029	7,514	7,444	7,439	0.56%
Safety Borrower Holdings LLC
Software	First lien (2)(15)	SOFR(S)	5.25%	10.95%	09/2021	09/2027	6,940	6,913	6,940
	First lien (3)(15)(18) - Drawn	P(Q)	4.25%	12.50%	09/2021	09/2027	256	255	256
								7,168	7,196	0.54%
Community Brands ParentCo, LLC
Software	First lien (2)(15)	SOFR(M)	5.50%	10.70%	02/2022	02/2028	7,127	7,069	7,046	0.53%
Sun Acquirer Corp.
Consumer Services	First lien (2)(15)	SOFR(M)	5.75%	10.97%	09/2021	09/2028	3,965	3,937	3,861
	First lien (2)(15)(18) - Drawn	SOFR(M)	5.75%	10.97%	09/2021	09/2028	2,802	2,769	2,729
	First lien (3)(15)(18) - Drawn	P(Q)	4.75%	13.00%	09/2021	09/2027	34	36	33
								6,742	6,623	0.50%
Appriss Health Holdings, Inc. (23)
Appriss Health, LLC
Healthcare	First lien (8)(15)	L(M)	6.75%	11.90%	05/2021	05/2027	6,219	6,175	6,219	0.46%
Virtusa Corporation
Business Services	Subordinated (3)	FIXED(S)	7.13%	7.13%	10/2022	12/2028	7,000	5,539	5,723	0.43%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Sierra Enterprises, LLC
Food & Beverage	First lien (3)	SOFR(Q)*	4.25%/PIK + 2.50%	11.80%	06/2023	05/2027	$7,210	$5,398	$5,552	0.41%
DCA Investment Holding, LLC
Healthcare	First lien (2)(15)	SOFR(Q)	6.41%	11.58%	03/2021	04/2028	3,270	3,255	3,246
	First lien (3)(15)(18) - Drawn	SOFR(M)	6.50%	11.53%	12/2022	04/2028	2,053	2,023	2,053
								5,278	5,299	0.40%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (2)(15)	SOFR(Q)	5.50%	10.89%	11/2021	11/2027	5,135	5,093	5,119	0.38%
Ansira Holdings, Inc.
Business Services	First lien (3)(15)	L(S)(43)*	6.50%/PIK	11.71%	12/2016	12/2024	32,809	32,915	2,792
	First lien (3)(15)	L(Q)(43)*	6.50%/PIK	11.86%	12/2016	12/2024	8,280	8,308	705
	First lien (3)(15)(18) - Drawn	SOFR(Q)*	8.00%/PIK + 2.00%	15.24%	11/2022	12/2024	362	362	362
								41,585	3,859	0.29%
Project Power Buyer, LLC
Software	First lien (2)(15)	SOFR(Q)	7.00%	12.24%	01/2023	05/2026	3,571	3,523	3,571	0.27%
CommerceHub, Inc.
Software	First lien (3)	SOFR(Q)	6.25%	11.47%	06/2023	12/2027	3,990	3,561	3,561	0.27%
Education Management Corporation (20)
Education Management II LLC
Education	First lien (2)	P(M)(43)	7.50%	13.00%	01/2015	07/2020	300	292	—
	First lien (3)	P(M)(43)	7.50%	13.00%	01/2015	07/2020	169	165	—
	First lien (2)	P(Q)(43)	6.50%	9.75%	01/2015	07/2020	205	199	—
	First lien (3)	P(Q)(43)	6.50%	9.75%	01/2015	07/2020	115	112	—
	First lien (2)	P(Q)(43)	8.50%	11.75%	01/2015	07/2020	139	115	—
	First lien (3)	P(Q)(43)	8.50%	11.75%	01/2015	07/2020	79	65	—
	First lien (2)	P(Q)(43)	8.50%	11.75%	01/2015	07/2020	4	3	—
	First lien (3)	P(Q)(43)	8.50%	11.75%	01/2015	07/2020	2	2	—
								953	—	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (43)(44)	—	—	—	11/2014	—	—	—	—	—%
Total Funded Debt Investments - United States								$2,149,618	$2,033,605	151.99%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(15)	L(M)	6.00%	11.15%	10/2021	09/2028	$35,000	$34,720	$34,734
	First lien (8)(15)	L(M)	6.00%	11.15%	10/2021	09/2028	24,189	23,995	24,006
								58,715	58,740	4.39%
Total Funded Debt Investments - Netherlands								$58,715	$58,740	4.39%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(15)	L(M)	8.25%	13.44%	10/2019	10/2027	$34,459	$34,286	$34,459	2.58%
Integro Parent Inc.**
Business Services	First lien (2)(15)	SOFR(Q)*	12.25%/PIK	17.49%	10/2015	10/2024	3,954	3,952	3,954
	First lien (3)(15)	SOFR(Q)*	12.25%/PIK	17.49%	06/2018	10/2024	781	777	781
	Second lien (3)(15)	SOFR(Q)(43)*	12.25%/PIK	17.49%	10/2015	10/2024	12,520	11,777	11,326
								16,506	16,061	1.20%
Total Funded Debt Investments - United Kingdom								$50,792	$50,520	3.78%
Funded Debt Investments - Jersey
Tennessee Bidco Limited **
Business Services	First lien (3)(15)(16)	SONIA(D)*	5.00% + 2.50%/PIK	12.70%	08/2021	08/2028	£12,879	$17,649	$16,361
	First lien (3)(15)(16)	SONIA(D)*	5.00% + 2.50%/PIK	12.70%	08/2021	08/2028	£10,618	13,226	13,488
	First lien (3)(15)	SOFR(S)*	5.00% + 2.50%/PIK	12.59%	08/2021	08/2028	$10,184	10,063	10,184
	First lien (3)(15)	SOFR(S)*	5.00% + 2.50%/PIK	12.87%	08/2021	08/2028	$6,293	6,214	6,293
	First lien (3)(15)(16)	EURIBOR(S)*	5.00% + 2.50%/PIK	10.44%	08/2021	08/2028	€708	715	772
								47,867	47,098	3.52%
Total Funded Debt Investments - Jersey								$47,867	$47,098	3.52%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (2)(15)	SOFR(M)	7.25%	12.40%	12/2022	12/2029	$3,454	$3,405	$3,454	0.26%
Total Funded Debt Investments - Australia								$3,405	$3,454	0.26%
Total Funded Debt Investments								$2,310,397	$2,193,417	163.94%
Equity - United States
Dealer Tire Holdings, LLC (30)
Distribution & Logistics	Preferred shares (3)(15)	—	—	—	09/2021	—	56,271	$65,202	$66,583	4.98%
Knockout Intermediate Holdings I Inc. (41)
Software	Preferred shares (3)(15)	—	—	—	06/2022	—	15,150	16,835	17,019	1.27%
Symplr Software Intermediate Holdings, Inc. (31)
Healthcare	Preferred shares (4)(15)	—	—	—	11/2018	—	7,500	12,938	12,014
	Preferred shares (3)(15)	—	—	—	11/2018	—	2,586	4,460	4,142
								17,398	16,156	1.21%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

ACI Parent Inc. (36)
Healthcare	Preferred shares (3)(15)	—	—	—	08/2021	—	12,500	$15,476	$14,828	1.11%
Project Essential Super Parent, Inc. (34)
Software	Preferred shares (3)(15)	—	—	—	04/2021	—	10,000	12,770	11,942	0.89%
Diamond Parent Holdings Corp. (35)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(15)	—	—	—	04/2021	—	10,000	12,129	11,197	0.84%
OEC Holdco, LLC (22)
Software	Preferred shares (12)(15)	—	—	—	12/2021	—	7,214	8,429	7,919	0.59%
HB Wealth Management, LLC (37)
Financial Services	Preferred shares (11)(15)	—	—	—	09/2021	—	48,303	4,795	5,128	0.38%
FS WhiteWater Holdings, LLC (38)
Consumer Services	Ordinary shares (5)(15)	—	—	—	12/2021	—	50,000	5,000	4,126	0.31%
Appriss Health Holdings, Inc. (23)
Appriss Health Intermediate Holdings, Inc.
Healthcare	Preferred shares (3)(15)	—	—	—	05/2021	—	2,333	2,911	2,719	0.20%
OA Topco, L.P. (40)
Healthcare	Ordinary shares (3)(15)	—	—	—	12/2021	—	2,000,000	2,000	2,307	0.17%
Pioneer Topco I, L.P. (39)
Software	Ordinary shares (13)(15)	—	—	—	11/2021	—	199,980	1,999	1,658	0.12%
GEDC Equity, LLC
Healthcare	Participation Interest(3)(15)	—	—	—	06/2023	—	—	190	190	0.01%
Ancora Acquisition LLC
Education	Preferred shares (9)(15)	—	—	—	08/2013	—	372	83	158	0.01%
Education Management Corporation (20)
Education	Preferred shares (2)	—	—	—	01/2015	—	3,331	200	—
	Preferred shares (3)	—	—	—	01/2015	—	1,879	113	—
	Ordinary shares (2)	—	—	—	01/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	—	—	01/2015	—	1,688,976	56	—
								469	—	—%
AAC Lender Holdings, LLC (33)
Education	Ordinary shares (3)(15)	—	—	—	03/2021	—	758	—	—	—%
Total Shares - United States								$165,686	$161,930	12.09%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(15)(29)	—	—	—	09/2017	—	115,451	$11,465	$10,897	0.81%
Total Shares - Hong Kong								$11,465	$10,897	0.81%
Total Shares								$177,151	$172,827	12.90%
Total Funded Investments								$2,487,548	$2,366,244	176.84%
Unfunded Debt Investments - United States
Ansira Holdings, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	11/2022	11/2024	$1,161	$—	$—	—%
DCA Investment Holding, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	12/2022	12/2024	1,883	—	—	—%
AAC Lender Holdings, LLC (33)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(15)(18) - Undrawn	—	—	—	01/2021	09/2026	2,652	—	—	—%
Safety Borrower Holdings LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	256	(1)	—	—%
Project Power Buyer, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2023	05/2025	184	(3)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	—	—	03/2020	02/2025	608	(3)	—	—%
Appriss Health Holdings, Inc. (23)
Appriss Health, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	05/2021	05/2027	417	(4)	—	—%
Bullhorn, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	09/2019	09/2026	852	(6)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(15)(18) - Undrawn	—	—	—	02/2020	02/2026	1,799	(9)	—	—%
Xactly Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	07/2017	07/2025	992	(10)	—	—%
Granicus, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2021	01/2027	1,666	(12)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Coupa Holdings, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	02/2023	08/2024	$1,291	$—	$—
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2023	02/2029	989	(12)	—
								(12)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	08/2019	05/2026	2,487	(15)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	06/2021	06/2027	1,501	(15)	—
	First lien (2)(15)(18) - Undrawn	—	—	—	06/2021	06/2024	2,157	—	—
								(15)	—	—%
Foreside Financial Group, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2024	4,627	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	09/2027	1,551	(16)	—
								(16)	—	—%
Associations, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2027	3,543	(18)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	10/2027	2,040	(6)	—
	First lien (2)(15)(18) - Undrawn	—	—	—	05/2022	05/2024	4,624	(12)	—
								(18)	—	—%
Avalara, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	10/2022	10/2028	1,720	(21)	—	—%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(15)(18) - Undrawn	—	—	—	04/2022	04/2024	453	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	10/2019	08/2026	2,963	(22)	—
								(22)	—	—%
Oranje Holdco, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	02/2023	02/2029	1,860	(23)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Pioneer Topco I, L.P. (39)
Pioneer Buyer I, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	11/2027	$2,446	$(24)	$—	—%
Apptio, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2019	01/2025	1,446	(29)	—	—%
Infogain Corporation
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2026	3,827	(29)	—	—%
OA Topco, L.P. (40)
OA Buyer, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2028	3,600	(36)	—	—%
Knockout Intermediate Holdings I Inc. (41)
Kaseya Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	3,616	(27)	—
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2029	2,888	(22)	—
								(49)	—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	1,969	(10)	—
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2024	9,536	(48)	—
								(58)	—	—%
Bluefin Holding, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	09/2019	09/2024	667	(10)	(1)	(0.00)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	11/2024	1,161	(16)	(4)	(0.00)%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	08/2022	08/2029	486	(5)	(5)	(0.00)%
KPSKY Acquisition Inc.
Business Services	First lien (2)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	526	—	(7)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (4)(15)(18) - Undrawn	—	—	—	01/2022	12/2023	$1,434	$(14)	$(1)
	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2027	3,659	(37)	(4)
	First lien (2)(15)(18) - Undrawn	—	—	—	12/2021	12/2023	4,421	(44)	(4)
								(95)	(9)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	425	(4)	(5)
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2024	849	—	(10)
								(4)	(15)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (2)(15)(18) - Undrawn	—	—	—	09/2021	09/2023	127	(1)	(3)
	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	526	(7)	(14)
								(8)	(17)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(18)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2023	524	—	(8)
	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2027	871	(9)	(13)
								(9)	(21)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	2,298	(23)	(23)	(0.00)%
Specialtycare, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	06/2021	06/2026	559	(8)	(24)	(0.00)%
USRP Holdings, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2027	893	(9)	(29)	(0.00)%
Recorded Future, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	08/2019	07/2025	2,981	(20)	(30)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Calabrio, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	04/2021	04/2027	$637	$(5)	$(36)	(0.00)%
iCIMS, Inc.
Software	First lien (8)(15)(18) - Undrawn	—	—	—	08/2022	08/2024	7,267	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2022	08/2028	2,347	(21)	(42)
								(21)	(42)	(0.00)%
FS WhiteWater Holdings, LLC (38)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2027	1,400	(14)	(29)
	First lien (3)(15)(18) - Undrawn	—	—	—	07/2022	07/2024	1,885	(19)	(19)
								(33)	(48)	(0.00)%
Diamond Parent Holdings Corp. (35)
Diligent Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	03/2021	08/2025	1,884	(9)	(60)	(0.00)%
Groundworks, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	03/2023	03/2029	1,076	(16)	(16)
	First lien (4)(15)(18) - Undrawn	—	—	—	03/2023	09/2024	3,164	—	(47)
								(16)	(63)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2028	1,548	(15)	(28)
	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2024	2,261	(23)	(41)
								(38)	(69)	(0.01)%
NMC Crimson Holdings, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	03/2021	12/2023	4,266	—	(75)	(0.01)%
MRI Software LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2020	02/2026	2,002	(10)	(48)
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	08/2023	1,615	—	(39)
								(10)	(87)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Notorious Topco, LLC
Consumer Products	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	11/2023	$587	$(7)	$(41)
	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	05/2027	822	(6)	(57)
								(13)	(98)	(0.01)%
TigerConnect, Inc.
Healthcare	First lien (2)(15)(18) - Undrawn	—	—	—	02/2022	02/2024	1,416	—	(27)
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	4,267	(43)	(80)
								(43)	(107)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2027	2,479	(25)	(40)
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	4,857	—	(78)
								(25)	(118)	(0.01)%
YLG Holdings, Inc.
Business Services	First lien (5)(15)(18) - Undrawn	—	—	—	10/2021	10/2023	1,048	(10)	(27)
	First lien (3)(15)(18) - Undrawn	—	—	—	11/2019	10/2025	3,690	(18)	(97)
								(28)	(124)	(0.01)%
ACI Parent Inc. (36)
ACI Group Holdings, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2027	2,354	(24)	(71)
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2024	4,310	—	(130)
								(24)	(201)	(0.02)%
DOCS, MSO, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2028	2,405	—	(68)
	First lien (4)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	2,457	—	(70)
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	6,561	—	(186)
								—	(324)	(0.02)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Deca Dental Holdings LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2027	202	(2)	(8)
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2023	9,080	—	(368)
								(2)	(376)	(0.03)%
Total Unfunded Debt Investments - United States								$(910)	$(2,031)	(0.14)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2027	$4,439	$(44)	$(34)	(0.00)%
Total Unfunded Debt Investments - Netherlands								$(44)	$(34)	(0.00)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	12/2022	12/2028	$320	$(5)	$—	(0.00)%
Total Unfunded Debt Investments - Australia								$(5)	$—	(0.00)%
Total Unfunded Debt Investments								$(959)	$(2,065)	(0.14)%
Total Non-Controlled/Non-Affiliated Investments								$2,486,589	$2,364,179	176.70%
Non-Controlled/Affiliated Investments (45)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (24)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(15)	SOFR(Q)*	7.00%/PIK + 5.00%	17.49%	12/2020	01/2027	$17,584	$17,482	$17,584	1.31%
Eagle Infrastructure Super HoldCo, LLC (42)
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.)
Business Services	First lien (2)(15)	SOFR(Q)	7.50%	12.89%	03/2023	04/2028	10,676	10,676	10,676
	First lien (3)(15)	SOFR(Q)	7.50%	12.89%	03/2023	04/2028	342	342	342
								11,018	11,018	0.82%
Sierra Hamilton Holdings Corporation
Energy	Second lien (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	09/2019	09/2023	7	7	7	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Permian Holdco 3, Inc.
Permian Trust
Energy	First lien (10)(15)	FIXED(Q)(43)*	10.00%/PIK	10.00%	3/30/2021	—	$247	$—	$—
	First lien (3)(15)	SOFR(M)(43)*	10.00%/PIK	11.00%	7/23/2020	—	3,409	—	—
								—	—	—%
Total Funded Debt Investments - United States								$28,507	$28,609	2.13%
Equity - United States
TVG-Edmentum Holdings, LLC
Education	Ordinary shares (3)(15)	—	—	—	12/2020	—	48,899	$59,065	$112,558	8.40%
Eagle Infrastructure Super HoldCo, LLC
Business Services	Ordinary shares (3)(15)	—	—	—	03/2023	—	72,536	4,104	4,093	0.31%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(15)	—	—	—	07/2017	—	25,000,000	11,501	3,599
	Ordinary shares (3)(15)	—	—	—	07/2017	—	2,786,000	1,282	401
								12,783	4,000	0.30%
Total Shares - United States								$75,952	$120,651	9.01%
Total Non-Controlled/Affiliated Investments								$104,459	$149,260	11.14%
Controlled Investments (46)
Funded Debt Investments - United States
New Benevis Topco, LLC (32)
New Benevis Holdco, Inc.
Healthcare	First lien (2)(15)	SOFR(Q)*	9.50%/PIK	14.84%	10/2020	04/2026	$38,754	$38,754	$38,754
	First lien (8)(15)	SOFR(Q)*	9.50%/PIK	14.84%	10/2020	04/2026	9,508	9,508	9,508
	First lien (3)(15)	SOFR(Q)*	9.50%/PIK	14.84%	10/2020	04/2026	11,943	11,943	11,943
	Subordinated (3)(15)	FIXED(M)*	12.00%/PIK	12.00%	10/2020	10/2026	19,843	18,307	15,876
								78,512	76,081	5.69%
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)	SOFR(Q)	9.00%	14.50%	10/2020	12/2024	23,336	23,336	23,336
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.00%	11.24%	10/2020	12/2024	11,411	11,411	11,411
								34,747	34,747	2.60%
UniTek Global Services, Inc.
Business Services	Second lien (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	12/2020	02/2025	12,464	12,464	11,096
	Second lien (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	07/2022	02/2025	5,526	5,526	4,919
								17,990	16,015	1.20%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

NHME Holdings Corp. (28)
National HME, Inc.
Healthcare	Second lien (3)(15)	SOFR(Q)(43)*	5.00%/PIK	10.15%	11/27/2018	5/27/2024	$8,281	$7,872	$5,000	0.37%
Total Funded Debt Investments - United States								$139,121	$131,843	9.86%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(15)	—	—	—	05/2018	—	—	$140,000	$140,000	10.46%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(15)	—	—	—	05/2021	—	—	112,400	112,400	8.40%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(15)	—	—	—	06/2018	—	—	76,370	95,772	7.16%
New Benevis Topco, LLC (32)
Healthcare	Ordinary shares (2)(15)	—	—	—	10/2020	—	269,027	27,154	34,490
	Ordinary shares (8)(15)	—	—	—	10/2020	—	66,007	6,662	8,462
	Ordinary shares (3)(15)	—	—	—	10/2020	—	60,068	6,106	7,700
								39,922	50,652	3.79%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(15)(27)	—	—	—	08/2018	—	17,016,109	17,016	13,030
	Preferred shares (3)(15)(27)	—	—	—	08/2019	—	10,113,472	10,113	8,215
	Preferred shares (3)(15)(26)(43)	—	—	—	06/2017	—	19,795,435	19,795	9,488
	Preferred shares (2)(15)(25)(43)	—	—	—	01/2015	—	29,326,545	26,946	—
	Preferred shares (3)(15)(25)(43)	—	—	—	01/2015	—	8,104,462	7,447	—
	Ordinary shares (2)(15)	—	—	—	01/2015	—	2,096,477	1,926	—
	Ordinary shares (3)(15)	—	—	—	01/2015	—	1,993,749	533	—
								83,776	30,733	2.30%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(15)	—	—	—	10/2020	—	100	11,155	26,000	1.94%
NM CLFX LP
Net Lease	Membership interest (7)(15)	—	—	—	10/2017	—	—	12,279	14,065	1.05%
NM YI, LLC
Net Lease	Membership interest (7)(15)	—	—	—	09/2019	—	—	6,272	9,464	0.71%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

QID TRH Holdings LLC (21)
Haven Midstream Holdings LLC(21)
Specialty Chemicals & Materials	Ordinary shares (14)(15)	—	—	—	10/2021	—	80	$—	$6,602
	Profit Interest (6)(15)	—	—	—	10/2021	—	5	—	92
								—	6,694	0.50%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(15)	—	—	—	06/2018	—	—	861	1,041	0.08%
NHME Holdings Corp.(28)
Healthcare	Ordinary shares (3)(15)	—	—	—	11/2018	—	640,000	4,000	—	—%
Total Shares - United States								$487,035	$486,821	36.39%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(15)	—	—	—	09/2016	—	—	$—	$7	0.00%
Total Shares - Canada								$—	$7	0.00%
Total Shares								$487,035	$486,828	36.39%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(15)	—	—	—	12/2020	02/2025	13,339	$—	$47,355	3.54%
NHME Holdings Corp. (28)
Healthcare	Warrants (3)(15)	—	—	—	11/2018	—	160,000	1,000	—	—%
Total Warrants - United States								$1,000	$47,355	3.54%
Total Funded Investments								$627,156	$666,026	49.79%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)(18) - Undrawn	—	—	—	10/2020	12/2024	$10,483	$—	$—	—%
Haven Midstream Holdings LLC (21)
Haven Midstream LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	10/2026	8,000	—	—	—%
Total Unfunded Debt Investments - United States								$—	$—	—%
Total Controlled Investments								$627,156	$666,026	49.79%
Total Investments								$3,218,204	$3,179,465	237.63%

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
June 30, 2023
(in thousands, except shares)
(unaudited)

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
(16)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of June 30, 2023, the par value U.S. dollar equivalent of the first lien term loan and drawn first lien term loan is $16,361 and $14,260, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
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
(19)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA), Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR) and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2023.
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
(21)The Company holds investments in multiple entities of Haven Midstream Holdings LLC. The Company holds 4.6% of the Class B profits interest in QID NGL, LLC (which at closing represented 97.0% of the ownership in the class B units in QID TRH Holdings, LLC), class A common units of Haven Midstream Holdings LLC, and holds a first lien revolver in Haven Midstream LLC.
(22)The Company holds preferred equity in OEC Holdco, LLC, and two second lien term loans in OEConnection LLC, a wholly-owned subsidiary of OEC Holdco, LLC. The preferred equity is entitled to receive preferential dividends of 11.0% per annum.
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
(31)The Company holds preferred equity in Symplr Software Intermediate Holdings, Inc. that is entitled to receive cumulative preferential dividends at a rate of SOFR + 10.5% per annum.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

(32)The Company holds ordinary shares in New Benevis Topco, LLC, and holds first lien last out term loans and subordinated notes in New Benevis Holdco Inc., a wholly-owned subsidiary of New Benevis Topco, LLC.
(33)The Company holds ordinary shares in AAC Lender Holdings, LLC and two first lien term loans, a first lien revolver and subordinated notes in American Achievement Corporation, a partially-owned subsidiary of AAC Lender Holdings, LLC.
(34)The Company holds preferred equity in Project Essential Super Parent, Inc. that is entitled to receive cumulative preferential dividends at a rate of SOFR + 9.5% per annum.
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
(38)The Company holds ordinary shares in FS WhiteWater Holdings, LLC, and a first lien term loan, a first lien revolver, and three first lien delayed draws in FS WhiteWater Borrower, LLC, a partially-owned subsidiary of FS WhiteWater Holdings, LLC.
(39)The Company holds ordinary shares in Pioneer Topco I, L.P., and two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, a wholly-owned subsidiary of Pioneer Topco I, L.P.
(40)The Company holds ordinary shares in OA Topco, L.P., and two first lien term loans and a first lien revolver in OA Buyer, Inc., a wholly-owned subsidiary of OA Topco, L.P.
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
(44)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $16,500 as of June 30, 2023. See Note 2. Summary of Significant Accounting Policies, for details.
(45)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of June 30, 2023 and December 31, 2022 along with transactions during the six months ended June 30, 2023 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2023	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.) / Eagle Infrastructure Super HoldCo, LLC	$—	$15,581	$(459)	$(11)	$15,111	$—	$354	$—	$—
Permian Holdco 3, Inc. / Permian Trust	—	—	—	—	—	—	—	—	—
Sierra Hamilton Holdings Corporation	4,000	2	—	5	4,007	—	2	—	1
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	126,787	3,364	—	(9)	130,142	—	1,441	2,244	125
Total Non-Controlled/Affiliated Investments	$130,787	$18,947	$(459)	$(15)	$149,260	$—	$1,797	$2,244	$126

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

(46)    Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of June 30, 2023 and December 31, 2022, along with transactions during the six months ended June 30, 2023 in which the issuer was a controlled investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2022	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2023	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Haven Midstream LLC / Haven Midstream Holdings LLC / QID TRH Holdings LLC	$35,788	$—	$—	$(29,094)	$6,694	$29,255	$—	$—	$1,020
National HME, Inc./NHME Holdings Corp.	5,381	—	(17,404)	17,023	5,000	(17,404)	—	—	—
New Benevis Topco, LLC / New Benevis Holdco, Inc.	114,146	13,096	—	(509)	126,733	—	5,424	—	750
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	57,564	3,183	—	—	60,747	—	2,744	—	256
NM APP Canada Corp.	—	—	—	7	7	—	—	—	—
NM CLFX LP	16,172	—	(259)	(1,848)	14,065	—	—	858	—
NM NL Holdings, L.P.	94,305	—	—	1,467	95,772	—	—	4,285	—
NM GP Holdco, LLC	1,028	—	—	13	1,041	—	—	42	—
NM YI LLC	9,481	—	—	(17)	9,464	—	—	425	—
NMFC Senior Loan Program III LLC	140,000	—	—	—	140,000	—	—	9,800	—
NMFC Senior Loan Program IV LLC	112,400	—	—	—	112,400	—	—	7,728	—
UniTek Global Services, Inc.	103,770	4,512	(26,446)	12,267	94,103	2	2,593	2,522	544
Total Controlled Investments	$690,035	$20,791	$(44,109)	$(691)	$666,026	$11,853	$10,761	$25,660	$2,570

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
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2023, 15.8% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2023
(unaudited)

June 30, 2023
Investment Type	Percent of Total Investments at Fair Value
First lien	53.59%
Second lien	17.72%
Subordinated	2.66%
Equity and other	26.03%
Total investments	100.00%

June 30, 2023
Industry Type	Percent of Total Investments at Fair Value
Software	26.44%
Business Services	18.84%
Healthcare	16.65%
Investment Funds (includes investments in joint ventures)	7.94%
Education	7.65%
Consumer Services	5.01%
Net Lease	3.79%
Financial Services	3.26%
Distribution & Logistics	3.25%
Energy	2.04%
Information Technology	1.85%
Packaging	1.26%
Specialty Chemicals & Materials	1.00%
Consumer Products	0.61%
Business Products	0.24%
Food & Beverage	0.17%
Total investments	100.00%

June 30, 2023
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	89.13%
Fixed rates	10.87%
Total investments	100.00%

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
(38)The Company holds ordinary shares in FS WhiteWater Holdings, LLC, and a first lien term loan, a first lien revolver, and two first lien delayed draws in FS WhiteWater Borrower, LLC, a partially-owned subsidiary of FS WhiteWater Holdings, LLC.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

June 30, 2023
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through June 30, 2023, NMFC has raised approximately $945,617 in net proceeds from additional offerings of its common stock.
New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $40 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations.
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
•NMF Ancora Holdings, Inc. ("NMF Ancora"), NMF QID NGL Holdings, Inc. ("NMF QID"), NMF YP Holdings, Inc. ("NMF YP"), NMF Permian Holdings, LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB"), NMF TRM, LLC ("NMF TRM"), NMF Pioneer, Inc. ("NMF Pioneer") and NMF OEC, Inc. ("NMF OEC"), which are treated as corporations for U.S. federal income tax purposes and are intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity related investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); the Company consolidates these corporations for accounting purposes but the corporations are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.
New Mountain Net Lease Corporation ("NMNLC") is a majority-owned consolidated subsidiary of the Company, which acquires commercial real estate properties that are subject to "triple net" leases and has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
NMFC is a leading BDC focused on providing direct lending solutions to U.S. upper middle market companies backed by top private equity sponsors. The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of senior secured loans and select junior capital positions, to growing businesses in defensive industries that offer attractive risk-adjusted returns. The Company’s differentiated investment approach leverages the deep sector knowledge and operating resources of New Mountain Capital.
Senior secured loans may include traditional first lien loans or unitranche loans. The Company invests a significant portion of its portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-

lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss. In some cases, the Company’s investments may also include equity interests.
NMFC primarily invests in senior secured debt of U.S. sponsor-backed, middle market companies, defined by annual EBITDA of $10 million to $200 million. The Company focuses on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
Similar to the Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of June 30, 2023, the Company’s top five industry concentrations were software, business services, healthcare, investment funds (which includes the Company's investments in its joint ventures) and education.
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of June 30, 2023.

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

Below is certain summarized property information for NMNLC as of June 30, 2023:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2023(1)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$96,813
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	14,065
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,464
					$120,342

(1)Excludes residual value in NM APP Canada Corp. due to tax withholding. As of June 30, 2023, NM APP Canada Corp. had a fair value of $7.

Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2023 and December 31, 2022, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $16,500 and $16,539, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2023 and December 31, 2022.
Revenue recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2023, the Company recognized PIK and non-cash interest from investments of $7,867 and $16,890, respectively, and PIK and non-cash dividends from investments of $6,736 and $13,237, respectively. For the three and six months ended June 30, 2022, the Company recognized PIK and non-cash interest from investments of $7,292 and $15,815, respectively, and PIK and non-cash dividends from investments of $5,304 and $10,383, respectively.
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
For the three and six months ended June 30, 2023, the Company recognized a total income tax provision of approximately $1,026 and $1,253, respectively, for the Company’s consolidated subsidiaries. For the three and six months ended June 30, 2023, the Company recorded a current income tax expense of approximately $932 and $1,028, respectively, and deferred income tax provision of approximately $94 and $225, respectively. For the three and six months ended June 30, 2022, the Company recognized a total income tax provision of approximately $68 and $165, respectively, for the Company’s consolidated subsidiaries. For the three and six months ended June 30, 2022, the Company recorded a current income tax (benefit) expense of approximately $(87) and $8, respectively, and deferred income tax provision of approximately $155 and $157, respectively.

As of June 30, 2023 and December 31, 2022, the Company had $3,080 and $8,487, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Stock repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 22, 2022, the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2023 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three and six months ended June 30, 2023 and June 30, 2022 , the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 outstanding shares of its common stock under the Repurchase Program.
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
Note 3. Investments
At June 30, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,772,320	$1,703,788
Second lien	610,377	563,333
Subordinated	94,369	84,683
Equity and other	741,138	827,661
Total investments	$3,218,204	$3,179,465

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$855,934	$841,263
Business Services	660,003	598,895
Healthcare	550,485	529,232
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	205,084	243,277
Consumer Services	161,085	159,373
Net Lease	95,782	120,349
Financial Services	102,915	103,728
Distribution & Logistics	111,445	103,342
Energy	58,692	64,754
Information Technology	58,671	58,706
Packaging	43,120	39,966
Specialty Chemicals & Materials	25,751	31,827
Consumer Products	20,668	19,262
Business Products	10,771	7,539
Food & Beverage	5,398	5,552
Total investments	$3,218,204	$3,179,465

At December 31, 2022, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,816,091	$1,753,967
Second lien	632,990	561,207
Subordinated	85,774	76,659
Equity and other	725,112	829,414
Total investments	$3,259,967	$3,221,247

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$916,259	$897,008
Business Services	661,079	592,868
Healthcare	586,311	548,383
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	200,117	239,301
Consumer Services	126,392	123,880
Net Lease	96,041	120,986
Distribution & Logistics	111,096	102,410
Financial Services	96,021	95,839
Energy	55,507	61,564
Specialty Chemicals & Materials	25,363	60,268
Information Technology	58,638	58,165
Packaging	43,124	40,547
Consumer Products	20,850	20,624
Business Products	10,769	7,004
Total investments	$3,259,967	$3,221,247

During the third quarter of 2022, the Company placed its first lien term loan and first lien delayed draw term loan positions in Ansira Holdings, Inc. ("Ansira") on non-accrual status. As of June 30, 2023, the Company's positions in Ansira on non-accrual status had an aggregate cost basis of $41,223, an aggregate fair value of $3,497 and total unearned interest income of $1,315 and $3,810, respectively, for the three and six months then ended.
As of June 30, 2023, the Company's aggregate principal amount of its second lien term loan in Integro Parent Inc. ("Integro") was $12,520. During the second quarter of 2022, the Company placed an aggregate principal amount of $4,382 of its second lien position on non-accrual status. As of June 30, 2023, the Company's position in Integro on non-accrual status had an aggregate cost basis of $4,122, an aggregate fair value of $3,964 and total unearned interest income of $182 and $352, respectively, for the three and six months then ended.
During the second quarter of 2022, the Company placed its second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of June 30, 2023, the Company's second lien position in National HME had an aggregate cost basis of $7,872, an aggregate fair value of $5,000 and total unearned interest income of $439 and $852, respectively, for the three and six months then ended. During the fourth quarter of 2022, the Company reversed $11,236 of previously recorded PIK interest in National HME and $1,500 of previously recorded other income in NHME Holdings Corp. as the Company believes this PIK interest and other income will ultimately not be collectible.
As of June 30, 2023, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $31,239, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an aggregate principal amount of $13,412 of its first lien term loans on non-accrual status. As of June 30, 2023, the Company's positions in AAC on non-accrual status had an aggregate cost basis of $13,397, an aggregate fair value of $8,168 and total unearned interest income of $582 and $1,096, respectively, for the three and six months then ended.
During the first quarter of 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of June 30, 2023, the Company's junior preferred shares in UniTek had an aggregate cost basis of $34,393, an aggregate fair value of $0 and total unearned dividend income of $1,881 and $3,701, for the three and six months then ended. During the third quarter of 2021, the Company placed an aggregate principal amount of $19,795 of its investment in the senior preferred shares of UniTek on non-accrual status. As of June 30, 2023, the Company's senior preferred shares in UniTek had an aggregate cost basis of $19,795, an aggregate fair value of approximately $9,488 and total unearned dividend income of approximately $1,368 and $2,673, respectively, for the three and six months then ended.
During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of June 30, 2023, the Company's investment in EDMC, which was placed on non-accrual status, represented an aggregate cost basis of $953, an aggregate fair value of $0 and total unearned interest income of $26 and $40, respectively, for the three and six months then ended.
    As of June 30, 2023, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $109,363 and $0, respectively. As of June 30, 2023, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $88,003. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2023.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of June 30, 2023 and December 31, 2022, the SPP Agreement has a cost basis of $14,500 and $14,500, respectively and a fair value of $7,976 and $7,995, respectively, which is reflective of the higher inherent risk in this transaction.
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

SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of June 30, 2023, the Company and SkyKnight II have committed and contributed $140,000 and $35,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2023 and December 31, 2022.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the most recent amendment on June 23, 2023, during the reinvestment period, the credit facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.80%, and after the reinvestment period it will bear interest at a rate of SOFR plus 2.10%. Prior to the amendment on June 23, 2023, the facility bore interest at a rate of London Interbank Offered ("LIBOR") plus 1.60% per annum during the reinvestment period and LIBOR plus 1.90% per annum after the reinvestment period. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525,000. As of June 30, 2023 and December 31, 2022, SLP III had total investments with an aggregate fair value of approximately $675,809 and $639,327, respectively, and debt outstanding under its credit facility of $505,300 and $512,100, respectively. As of June 30, 2023 and December 31, 2022, none of SLP III's investments were on non-accrual. Additionally, as of June 30, 2023 and December 31, 2022, SLP III had unfunded commitments in the form of delayed draws of $2,016 and $2,948, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
First lien investments (1)	$713,647	$690,017
Weighted average interest rate on first lien investments (2)	9.53%	8.51%
Number of portfolio companies in SLP III	90	83
Largest portfolio company investment (1)	$18,102	$18,197
Total of five largest portfolio company investments (1)	$82,968	$85,948

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of June 30, 2023:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	8.97%	12/2027	$2,388	$2,379	$2,241
Advisor Group Holdings, Inc.	Financial Services	L(M)	4.50%	9.69%	07/2026	9,650	9,626	9,669
AG Parent Holdings, LLC	Healthcare	SOFR(M)	5.00%	10.22%	07/2026	12,063	12,033	11,753
Artera Services, LLC	Distribution & Logistics	SOFR(Q)	3.50%	8.84%	03/2025	6,802	6,778	6,004
Aretec Group, Inc. (fka RCS Capital Corporation)	Financial Services	SOFR(Q)	4.50%	9.89%	03/2030	4,935	4,838	4,932
AssuredPartners, Inc.	Insurance Services	SOFR(M)	4.25%	9.35%	02/2027	1,985	1,924	1,986
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	L(M)	4.25%	9.44%	10/2026	5,805	5,775	4,992
athenahealth Group Inc.	Healthcare	SOFR(M)	3.50%	8.59%	02/2029	6,877	6,628	6,596
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	4.75%	9.83%	12/2028	7,496	7,422	7,486
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	8.95%	05/2028	2,226	2,210	2,186
Bluefin Holding, LLC	Software	L(Q)	5.75%	11.29%	09/2026	9,650	9,577	9,630
Bluefin Holding, LLC	Software	L(Q)	5.75%	11.29%	09/2026	2,550	2,521	2,544
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	5.00%	10.17%	05/2028	14,325	13,905	14,140
Brave Parent Holdings, Inc.	Software	L(M)	4.00%	9.19%	04/2025	4,243	4,238	4,202
Brown Group Holding, LLC	Distribution & Logistics	SOFR(Q)	3.75%	8.85%	07/2029	7,010	6,851	7,004
Cardinal Parent, Inc.	Software	SOFR(Q)	4.50%	9.89%	11/2027	9,872	9,677	8,761
CE Intermediate I, LLC	Software	L(Q)	3.50%	8.84%	11/2028	10,865	10,804	10,702
CentralSquare Technologies, LLC	Software	SOFR(Q)	3.75%	9.14%	08/2025	14,325	14,312	13,439
CHA Holdings, Inc.	Business Services	SOFR(Q)	4.50%	10.00%	04/2025	952	952	952
CommerceHub, Inc.	Software	SOFR(Q)	4.00%	9.22%	12/2027	5,688	5,668	4,962
CommerceHub, Inc.	Software	SOFR(Q)	6.25%	11.47%	12/2027	3,990	3,561	3,561
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	9.22%	11/2028	14,524	14,462	13,217
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.75%	8.99%	02/2029	6,913	6,883	6,705
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	5.25%	10.59%	09/2026	12,903	12,578	12,600
Cornerstone OnDemand, Inc.	Software	SOFR(Q)	3.75%	9.25%	10/2028	4,489	4,471	4,169
Covenant Surgical Partners, Inc.	Healthcare	SOFR(S)	4.00%	8.82%	07/2026	2,000	1,987	1,610
Covenant Surgical Partners, Inc.	Healthcare	SOFR(S)	4.00%	8.82%	07/2026	9,630	9,586	7,753
CRCI Longhorn Holdings, Inc.	Business Services	SOFR(M)	3.50%	8.75%	08/2025	14,288	14,263	14,200
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	10.24%	10/2029	6,948	6,561	6,490
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.75%	8.97%	03/2028	7,350	7,328	7,231
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	4.50%	9.60%	12/2027	9,676	9,664	9,652
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	9.62%	10/2029	7,064	6,540	6,800
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	9.64%	03/2028	15,527	15,150	13,897
Enverus Holdings, Inc. (fka Drilling Info Holdings, Inc.)	Business Services	SOFR(M)	4.25%	9.45%	07/2025	18,102	18,071	17,304
Eisner Advisory Group LLC	Financial Services	SOFR(M)	5.25%	10.47%	07/2028	2,201	2,117	2,201
EAB Global, Inc.	Education	L(Q)	3.50%	8.87%	08/2028	3,196	3,184	3,160
TRC Companies LLC	Business Services	SOFR(M)	3.75%	8.97%	12/2028	12,425	12,374	12,269
eResearchTechnology, Inc.	Healthcare	SOFR(M)	4.50%	9.72%	02/2027	7,234	7,212	6,971
EyeCare Partners, LLC	Healthcare	SOFR(Q)	3.75%	9.25%	02/2027	14,536	14,526	10,816
Foundational Education Group, Inc.	Education	SOFR(M)	4.25%	9.47%	08/2028	9,650	9,549	8,564
Greenway Health, LLC (fka Vitera Healthcare Solutions, LLC)	Healthcare	L(S)	3.75%	8.96%	02/2024	14,144	14,145	10,563
Groundworks, LLC	Consumer Services	SOFR(M)	6.50%	11.65%	03/2030	1,272	1,235	1,253
Heartland Dental, LLC	Healthcare	SOFR(M)	5.00%	10.10%	04/2028	14,249	13,690	13,761
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	9.15%	11/2026	17,976	17,874	16,515
Higginbotham Insurance Agency, Inc.	Business Services	SOFR(M)	5.25%	10.45%	11/2026	9,033	8,979	9,033

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
HighTower Holding, LLC	Financial Services	L(M)	4.00%	9.15%	04/2028	$4,754	$4,718	$4,659
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	10.45%	04/2029	6,689	6,461	5,742
Hub International Limited	Insurance Services	SOFR(M)	4.25%	9.34%	06/2030	6,442	6,377	6,461
Idera, Inc.	Software	SOFR(M)	3.75%	9.01%	03/2028	15,723	15,713	15,346
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(Q)	4.25%	9.59%	06/2026	11,873	11,833	11,776
LI Group Holdings, Inc.	Software	L(M)	3.75%	8.94%	03/2028	4,550	4,542	4,556
LSCS Holdings, Inc.	Healthcare	L(M)	4.50%	9.69%	12/2028	7,529	7,498	7,369
Mamba Purchaser, Inc.	Healthcare	SOFR(M)	3.50%	8.72%	10/2028	1,596	1,591	1,583
Maverick Bidco Inc.	Software	L(Q)	3.75%	9.02%	05/2028	3,939	3,926	3,796
Maverick Bidco Inc.	Software	SOFR(Q)	4.25%	9.56%	05/2028	2,500	2,379	2,447
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	10.17%	05/2028	1,995	1,907	1,922
Mavis Tire Express Services Topco Corp.	Retail	SOFR(M)	4.00%	9.22%	05/2028	4,153	4,137	4,119
MED ParentCo, LP	Healthcare	SOFR(M)	4.25%	9.47%	08/2026	12,523	12,463	11,657
Mercury Borrower, Inc.	Business Services	SOFR(M)	3.50%	8.72%	08/2028	4,158	4,140	4,098
MH Sub I, LLC (Micro Holding Corp.)	Software	SOFR(M)	4.25%	9.35%	05/2028	6,576	6,416	6,310
National Intergovernmental Purchasing Alliance Company	Business Services	SOFR(Q)	3.50%	8.74%	05/2025	2,414	2,401	2,406
Netsmart, Inc.	Healthcare	SOFR(M)	4.00%	9.22%	10/2027	3,920	3,920	3,907
Nielsen Consumer Inc.	Business Services	SOFR(M)	6.25%	11.35%	03/2028	4,897	4,379	4,640
Nielsen Consumer Inc.	Business Services	SOFR(M)	6.25%	11.35%	03/2028	10,103	8,992	9,573
Optiv Parent Inc.	Software	SOFR(S)	5.25%	10.34%	07/2026	6,897	6,666	6,589
Outcomes Group Holdings, Inc.	Healthcare	L(M)	3.50%	8.69%	10/2025	3,314	3,310	3,251
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.75%	8.80%	02/2029	1,719	1,715	1,690
Peraton Corp.	Federal Services	SOFR(M)	3.75%	8.95%	02/2028	7,197	7,171	7,085
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	L(M)	3.50%	8.69%	02/2025	4,549	4,547	4,477
Physician Partners, LLC	Healthcare	SOFR(Q)	4.00%	9.39%	12/2028	4,252	4,216	4,004
Planview Parent, Inc.	Software	SOFR(Q)	4.00%	9.50%	12/2027	10,776	10,563	10,268
Premise Health Holding Corp.	Healthcare	SOFR(S)	3.75%	9.34%	07/2025	7,367	7,354	7,072
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	3.25%	8.47%	03/2028	4,330	4,314	4,232
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	5.75%	10.97%	03/2028	4,963	4,831	4,962
RealPage, Inc.	Software	SOFR(M)	3.00%	8.22%	04/2028	10,108	10,090	9,895
Renaissance Holding Corp.	Education	SOFR(Q)	4.75%	9.99%	04/2030	6,629	6,434	6,558
RLG Holdings, LLC	Packaging	SOFR(M)	4.25%	9.47%	07/2028	5,756	5,734	5,502
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.75%	12/2027	2,992	2,910	2,962
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.25%	10.33%	03/2028	3,697	3,605	3,605
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	2.50% + 4.25% PIK	11.80%	05/2027	2,442	2,442	1,881
Snap One Holdings Corp.	Distribution & Logistics	SOFR(Q)	4.50%	9.89%	12/2028	6,589	6,535	6,314
Sovos Brands Intermediate, Inc.	Food & Beverage	L(Q)	3.50%	8.77%	06/2028	7,365	7,351	7,325
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	L(Q)	4.00%	9.54%	07/2025	13,866	13,816	13,790
Storable, Inc.	Software	SOFR(M)	3.50%	8.68%	04/2028	3,804	3,797	3,715
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.65%	12/2027	15,640	15,540	14,128
Syndigo LLC	Software	L(M)	4.50%	9.65%	12/2027	14,663	14,587	14,196
Therapy Brands Holdings LLC	Software	L(M)	4.00%	9.15%	05/2028	4,077	4,063	3,854
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.50%	9.91%	08/2028	5,973	5,949	5,927
TMF Sapphire Bidco B.V.	Business Services	SOFR(Q)	5.00%	9.64%	05/2028	2,667	2,613	2,667
UKG Inc.	Software	SOFR(Q)	4.50%	9.88%	05/2026	5,000	4,887	5,001
USI, Inc. (fka Compass Investors Inc.)	Financial Services	SOFR(Q)	3.75%	8.99%	11/2029	5,459	5,356	5,458
Valcour Packaging, LLC	Packaging	L(S)	3.75%	9.40%	10/2028	4,482	4,471	3,793
VT Topco, Inc.	Business Services	SOFR(M)	3.50%	8.72%	08/2025	2,715	2,715	2,687
VT Topco, Inc.	Business Services	SOFR(M)	3.75%	8.97%	08/2025	889	886	878

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
WatchGuard Technologies, Inc.	Software	SOFR(S)	5.25%	10.11%	07/2029	$5,263	$4,950	$5,030
Waystar Technologies, Inc.	Healthcare	SOFR(M)	4.00%	9.22%	10/2026	4,004	3,998	3,993
Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	9.50%	04/2026	7,783	7,770	7,710
Wrench Group LLC	Consumer Services	SOFR(Q)	4.50%	9.84%	04/2026	5,500	5,397	5,466
YI, LLC	Healthcare	SOFR(M)	4.00%	9.20%	11/2024	9,440	9,438	9,086
Zest Acquisition Corp.	Healthcare	SOFR(M)	5.50%	10.67%	02/2028	4,103	3,941	3,960
Total Funded Investments						$711,631	$701,863	$675,854
Unfunded Investments - First lien
athenahealth Group Inc.	Healthcare		—	—	01/2024	$847	$(44)	$(35)
Groundworks, LLC	Consumer Services		—	—	03/2025	232	(3)	(3)
Thermostat Purchaser III, Inc.	Business Services		—	—	08/2023	937	—	(7)
VT Topco, Inc.	Business Services		—	—	08/2023	—	—	—
Total Unfunded Investments						$2,016	$(47)	$(45)
Total Investments						$713,647	$701,816	$675,809

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P), SOFR, and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2023.
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

Below is certain summarized financial information for SLP III as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and June 30, 2022:

Selected Balance Sheet Information:	June 30, 2023	December 31, 2022
Investments at fair value (cost of $701,816 and $681,288)	$675,809	$639,327
Cash and other assets	19,963	17,149
Receivable from unsettled securities sold	1,183	—
Total assets	$696,955	$656,476

Credit facility	$505,300	$512,100
Deferred financing costs (net of accumulated amortization of $5,414 and $4,840, respectively)	(1,160)	(1,695)
Payable for unsettled securities purchased	29,291	—
Distribution payable	6,672	5,688
Other liabilities	7,531	6,492
Total liabilities	547,634	522,585

Members' capital	$149,321	$133,891
Total liabilities and members' capital	$696,955	$656,476

Selected Statement of Operations Information:	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest income	$16,149	$8,724	$31,235	$16,654
Other income	66	223	157	353
Total investment income	16,215	8,947	31,392	17,007

Interest and other financing expenses	8,869	3,656	17,275	6,406
Other expenses	293	217	536	436
Total expenses	9,162	3,873	17,811	6,842
Net investment income	7,053	5,074	13,581	10,165

Net realized gains (losses) on investments	12	(4)	(1,855)	(17)
Net change in unrealized appreciation (depreciation) of investments	6,915	(29,943)	15,954	(35,438)
Net increase (decrease) in members' capital	$13,980	$(24,873)	$27,680	$(25,290)
For the three and six months ended June 30, 2023, the Company earned approximately $5,338 and $9,800, respectively, of dividend income related to SLP III, which is included in dividend income. For the three and six months ended June 30, 2022, the Company earned approximately $4,360 and 8,998, respectively, of dividend income related to SLP III, which is included in dividend income. As of June 30, 2023 and December 31, 2022, approximately $5,338 and $4,550, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of June 30, 2023, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2023 and December 31, 2022.
On May 5, 2021, SLP IV entered into a $370,000 revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026. As of the most recent amendment on April 28, 2023, the facility bears interest at a rate of SOFR plus 1.70%. Prior to the amendment on April 28, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum. As of June 30, 2023 and December 31, 2022, SLP IV had total investments with an aggregate fair value of approximately $484,074 and $473,762, respectively, and debt outstanding under its credit facility of $356,637 and $365,537, respectively. As of June 30, 2023 and December 31, 2022, none of SLP IV’s investments were on non-accrual. Additionally, as of June 30, 2023 and December 31, 2022, SLP IV had unfunded commitments in the form of delayed draws of $967 and $1,973, respectively.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
First lien investments (1)	$511,983	$510,372
Weighted average interest rate on first lien investments (2)	9.59%	8.54%
Number of portfolio companies in SLP IV	78	74
Largest portfolio company investment (1)	$21,866	$21,982
Total of five largest portfolio company investments (1)	$93,362	$93,734

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2023:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
ADG, LLC	Healthcare	P(Q)	4.00% + 3.00% PIK	12.75%	09/2023	$16,370	$16,362	$15,176
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	8.97%	12/2027	1,842	1,835	1,729
Advisor Group Holdings, Inc.	Financial Services	L(M)	4.50%	9.69%	07/2026	11,518	11,461	11,540
Aretec Group, Inc. (fka RCS Capital Corporation)	Financial Services	SOFR(Q)	4.50%	9.89%	03/2030	3,808	3,732	3,804
Artera Services, LLC	Distribution & Logistics	SOFR(Q)	3.50%	8.84%	03/2025	5,248	5,229	4,632
athenahealth Group Inc.	Healthcare	SOFR(M)	3.50%	8.59%	02/2029	2,385	2,375	2,288
Barracuda Parent, LLC	Software	SOFR(Q)	4.50%	9.55%	08/2029	4,975	4,840	4,819
Bayou Intermediate II, LLC	Healthcare	SOFR(Q)	4.50%	9.69%	08/2028	8,986	8,941	8,447
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	4.75%	9.83%	12/2028	4,375	4,332	4,370
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	8.95%	05/2028	1,742	1,737	1,711
Bleriot US Bidco Inc.	Federal Services	SOFR(Q)	4.00%	9.50%	10/2026	3,920	3,920	3,926
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	5.00%	10.17%	05/2028	4,416	4,286	4,359
Brave Parent Holdings, Inc.	Software	L(M)	4.00%	9.19%	04/2025	2,332	2,330	2,310
Brown Group Holding, LLC	Distribution & Logistics	SOFR(Q)	3.75%	8.85%	07/2029	5,397	5,274	5,393
CE Intermediate I, LLC	Software	L(Q)	3.50%	8.84%	11/2028	8,136	8,090	8,014
CentralSquare Technologies, LLC	Software	SOFR(Q)	3.75%	9.14%	08/2025	14,325	14,312	13,439
CHA Holdings, Inc.	Business Services	SOFR(Q)	4.50%	10.00%	04/2025	1,973	1,970	1,973
CHA Holdings, Inc.	Business Services	SOFR(Q)	4.50%	10.00%	04/2025	10,749	10,735	10,749
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	9.22%	11/2028	9,722	9,681	8,847
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.75%	8.99%	02/2029	6,913	6,883	6,705
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	5.25%	10.59%	09/2026	4,963	4,838	4,846
Cornerstone OnDemand, Inc.	Software	SOFR(Q)	3.75%	9.25%	10/2028	3,206	3,193	2,978
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	10.24%	10/2029	2,680	2,531	2,503
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	4.50%	9.60%	12/2027	10,613	10,589	10,586
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	9.62%	10/2029	5,373	4,974	5,172
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	9.64%	03/2028	9,825	9,727	8,793
EAB Global, Inc.	Education	L(Q)	3.50%	8.87%	08/2028	6,389	6,365	6,317
Eisner Advisory Group LLC	Financial Services	SOFR(M)	5.25%	10.47%	07/2028	1,698	1,633	1,698
Emerald 2 Limited	Business Services	SOFR(Q)	3.25%	8.75%	07/2028	438	438	436
Enverus Holdings, Inc. (fka Drilling Info Holdings, Inc.)	Business Services	SOFR(M)	4.25%	9.45%	07/2025	20,182	20,152	19,293
eResearchTechnology, Inc.	Healthcare	SOFR(M)	4.50%	9.72%	02/2027	4,362	4,337	4,204
EyeCare Partners, LLC	Healthcare	SOFR(Q)	3.75%	9.25%	11/2028	9,875	9,855	7,278
Foundational Education Group, Inc.	Education	SOFR(M)	4.25%	9.47%	08/2028	6,403	6,353	5,682
Geo Parent Corporation	Business Services	SOFR(S)	5.25%	10.17%	12/2025	9,659	9,481	9,659
Greenway Health, LLC (fka Vitera Healthcare Solutions, LLC)	Healthcare	L(S)	3.75%	8.96%	02/2024	20,619	20,608	15,400
Heartland Dental, LLC	Healthcare	SOFR(M)	5.00%	10.10%	04/2028	7,643	7,344	7,382
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	9.15%	11/2026	9,758	9,735	8,965
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	10.45%	04/2029	4,839	4,673	4,154
Hub International Limited	Insurance Services	SOFR(M)	4.25%	9.34%	06/2030	2,761	2,733	2,769
Hunter Holdco 3 Limited	Healthcare	SOFR(Q)	4.25%	9.59%	08/2028	3,949	3,919	3,934
Idera, Inc.	Software	SOFR(M)	3.75%	9.01%	03/2028	9,177	9,120	8,958
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(Q)	4.25%	9.59%	06/2026	5,402	5,366	5,358
LSCS Holdings, Inc.	Healthcare	L(M)	4.50%	9.69%	12/2028	8,626	8,593	8,443
Mamba Purchaser, Inc.	Healthcare	SOFR(M)	3.50%	8.72%	10/2028	1,141	1,136	1,131
Mandolin Technology Intermediate Holdings, Inc.	Software	SOFR(Q)	3.75%	9.14%	07/2028	9,850	9,812	8,274
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	10.17%	05/2028	1,995	1,907	1,922

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Maverick Bidco Inc.	Software	L(Q)	3.75%	9.02%	05/2028	$7,881	$7,851	$7,592
Mavis Tire Express Services Topco Corp.	Retail	SOFR(M)	4.00%	9.22%	05/2028	8,305	8,275	8,238
Mercury Borrower, Inc.	Business Services	SOFR(M)	3.50%	8.72%	08/2028	6,156	6,133	6,068
MH Sub I, LLC (Micro Holding Corp.)	Software	SOFR(M)	4.25%	9.35%	05/2028	4,807	4,672	4,613
National Intergovernmental Purchasing Alliance Company	Business Services	SOFR(Q)	3.50%	8.74%	05/2025	375	374	374
Netsmart, Inc.	Healthcare	SOFR(M)	4.00%	9.22%	10/2027	6,860	6,860	6,837
Nielsen Consumer Inc.	Business Services	SOFR(M)	6.25%	11.35%	03/2028	3,265	2,916	3,093
Nielsen Consumer Inc.	Business Services	SOFR(M)	6.25%	11.35%	03/2028	6,735	5,995	6,382
OEConnection LLC	Software	SOFR(M)	4.00%	9.21%	09/2026	4,060	4,038	3,999
Optiv Parent Inc.	Software	SOFR(S)	5.25%	10.34%	07/2026	5,320	5,141	5,083
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.75%	8.80%	02/2029	1,326	1,323	1,303
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	L(M)	3.50%	8.69%	02/2025	7,934	7,924	7,809
Physician Partners, LLC	Healthcare	SOFR(Q)	4.00%	9.39%	12/2028	3,214	3,187	3,026
Premise Health Holding Corp.	Healthcare	SOFR(S)	3.75%	9.34%	07/2025	1,936	1,932	1,858
Project Boost Purchaser, LLC	Business Services	SOFR(M)	3.50%	8.72%	05/2026	1,453	1,450	1,439
RealPage, Inc.	Software	SOFR(M)	3.00%	8.22%	04/2028	3,610	3,600	3,534
Renaissance Holding Corp.	Education	SOFR(Q)	4.75%	9.99%	04/2030	5,114	4,964	5,059
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	6.75%	11.80%	05/2027	4,279	4,272	3,295
Snap One Holdings Corp.	Distribution & Logistics	SOFR(Q)	4.50%	9.89%	12/2028	8,541	8,471	8,185
Sovos Brands Intermediate, Inc.	Food & Beverage	L(Q)	3.50%	8.77%	06/2028	3,904	3,897	3,883
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	7.25%	12.34%	07/2026	2,283	2,203	2,191
Storable, Inc.	Software	SOFR(M)	3.50%	8.68%	04/2028	3,940	3,922	3,847
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.65%	12/2027	3,745	3,738	3,383
Syndigo LLC	Software	L(M)	4.50%	9.65%	12/2027	9,710	9,696	9,401
Therapy Brands Holdings LLC	Software	L(M)	4.00%	9.15%	05/2028	5,999	5,976	5,669
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.50%	9.91%	08/2028	4,266	4,249	4,233
TRC Companies LLC	Business Services	SOFR(M)	3.75%	8.97%	12/2028	8,955	8,918	8,843
USIC Holdings, Inc.	Business Services	L(M)	3.50%	8.69%	05/2028	3,781	3,770	3,588
Valcour Packaging, LLC	Packaging	L(S)	3.75%	9.40%	10/2028	3,260	3,252	2,759
VT Topco, Inc.	Business Services	SOFR(M)	3.75%	8.97%	08/2025	8,888	8,863	8,784
WatchGuard Technologies, Inc.	Software	SOFR(S)	5.25%	10.11%	07/2029	4,060	3,819	3,880
Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	9.50%	04/2026	9,420	9,379	9,331
YI, LLC	Healthcare	SOFR(M)	4.00%	9.20%	11/2024	21,866	21,860	21,046
Zest Acquisition Corp.	Healthcare	SOFR(M)	5.50%	10.67%	02/2028	3,165	3,045	3,055
Zone Climate Services, Inc.	Business Services	SOFR(Q)	4.75%	9.95%	03/2028	9,875	9,713	9,874
Zone Climate Services, Inc.	Business Services	SOFR(Q)	4.75%	9.95%	03/2028	2,171	2,134	2,171
Total Funded Investments						$511,017	$505,549	$484,091
Unfunded Investments - First lien
athenahealth Group Inc.	Healthcare				01/2024	$294	$—	$(12)
Thermostat Purchaser III, Inc.	Business Services				08/2023	669	—	(5)
VT Topco, Inc.	Business Services				08/2023	4	—	—
Total Unfunded Investments						967	—	(17)
Total Investments						$511,984	$505,549	$484,074

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P), SOFR, and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2023.
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

Below is certain summarized consolidated financial information for SLP IV as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and June 30, 2022:

Selected Consolidated Balance Sheet Information:	June 30, 2023	December 31, 2022
Investments at fair value (cost of $505,549 and $504,875, respectively)	$484,074	$473,762
Receivable from unsettled securities sold	865	—
Cash and other assets	16,152	12,853
Total assets	$501,091	$486,615

Credit facility	$356,637	$365,537
Deferred financing costs (net of accumulated amortization of $1,295 and $997, respectively)	(1,718)	(2,008)
Payable for unsettled securities purchased	12,460	—
Distribution payable	5,273	4,648
Other liabilities	6,291	5,410
Total liabilities	378,943	373,587

Members' capital	$122,148	$113,028
Total liabilities and members' capital	$501,091	$486,615

Selected Consolidated Statement of Operations Information:	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest income	$11,991	$6,481	$23,249	12,416
Other income	42	52	158	155
Total investment income	12,033	6,533	23,407	12,571

Interest and other financing expenses	6,176	2,545	12,008	4,348
Other expenses	227	187	432	408
Total expenses	6,403	2,732	12,440	4,756
Net investment income	5,630	3,801	10,967	7,815

Net realized gains (losses) on investments	15	10	(1,654)	8
Net change in unrealized appreciation (depreciation) of investments	4,160	(20,419)	9,638	(24,129)
Net increase (decrease) in members' capital	$9,805	$(16,608)	$18,951	(16,306)
For the three and six months ended June 30, 2023, the Company earned approximately $4,145 and $7,728, respectively, of dividend income related to SLP IV, which is included in dividend income. For the three and six months ended June 30, 2022, the Company earned approximately $2,987 and $6,359, respectively, of dividend income related to SLP IV, which is included in dividend income. As of June 30, 2023 and December 31, 2022, approximately $4,145 and $3,653, respectively, of dividend income related to SLP IV was included in interest and dividend receivable.
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

Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies to determine if any are as “significant subsidiaries.” This determination is made based upon an analysis performed under Rules 3-09 and 4-08(g) of Regulation S-X, pursuant to which the Company must determine if any of its portfolio companies are considered a “significant subsidiary" as defined by Rule 1-02(w) of Regulation S-X under this rule. As of June 30, 2023, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary."
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of June 30, 2023:

	Total	Level I	Level II	Level III
First lien	$1,703,788	$—	$10,573	$1,693,215
Second lien	563,333	—	67,638	495,695
Subordinated	84,683	—	5,723	78,960
Equity and other	827,661	—	—	827,661
Total investments	$3,179,465	$—	$83,934	$3,095,531
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2022:

	Total	Level I	Level II	Level III
First lien	$1,753,967	$—	$—	$1,753,967
Second lien	561,207	—	81,139	480,068
Subordinated	76,659	—	3,817	72,842
Equity and other	829,414	—	—	829,414
Total investments	$3,221,247	$—	$84,956	$3,136,291
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, March 31, 2023	$3,184,377	$1,798,746	$480,398	$74,348	$830,885
Total gains or losses included in earnings:
Net realized gains (losses) on investments	2,565	(92)	(7,223)	—	9,880
Net change in unrealized (depreciation) appreciation	(6,727)	(3,145)	5,549	(195)	(8,936)
Purchases, including capitalized PIK and revolver fundings(1)	51,977	40,201	997	4,807	5,972
Proceeds from sales and paydowns of investments(1)	(141,689)	(131,359)	(190)	—	(10,140)
Transfers into Level III(2)	16,164	—	16,164	—	—
Transfers out of Level III(2)	(11,136)	(11,136)	—	—	—
Fair Value, June 30, 2023	$3,095,531	$1,693,215	$495,695	$78,960	$827,661
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(11,932)	$(3,604)	$803	$(195)	$(8,936)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2022	$3,136,291	$1,753,967	$480,068	$72,842	$829,414
Total gains or losses included in earnings:
Net realized gains (losses) on investments	3,273	(14,048)	(11,934)	—	29,255
Net change in unrealized appreciation (depreciation)	1,119	9,272	10,083	(459)	(17,777)
Purchases, including capitalized PIK and revolver fundings(1)	182,910	158,106	1,942	6,577	16,285
Proceeds from sales and paydowns of investments(1)	(232,298)	(202,592)	(190)	—	(29,516)
Transfers into Level III(2)	15,726	—	15,726	—	—
Transfers out of Level III(2)	(11,490)	(11,490)	—	—	—
Fair Value, June 30, 2023	$3,095,531	$1,693,215	$495,695	$78,960	$827,661
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(3,100)	$7,374	$7,654	$(352)	$(17,776)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and six months ended June 30, 2023 and June 30, 2022. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2023 and December 31, 2022, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2023 and December 31, 2022, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2023 were as follows:

				Range
Type	Fair Value as of June 30, 2023	Approach	Unobservable Input	Low	High	Weighted Average(1)
First lien	$1,664,201	Market & income approach	EBITDA multiple	1.9x	38.0x	14.7x
			Revenue multiple	4.0x	19.5x	8.3x
			Discount rate	8.6%	57.6%	12.0%
	29,014	Other	N/A(2)	N/A	N/A	N/A
Second lien	490,688	Market & income approach	EBITDA multiple	7.0x	22.0x	14.6x
			Discount rate	11.8%	30.3%	13.9%
	5,007	Other	N/A(2)	N/A	N/A	N/A
Subordinated	78,960	Market & income approach	EBITDA multiple	9.0x	32.5x	16.1x
			Discount rate	12.7%	31.7%	17.9%
Equity and other	816,716	Market & income approach	EBITDA multiple	6.0x	26.5x	12.3x
			Revenue multiple	4.0x	19.5x	8.8x
			Discount rate	6.4%	45.6%	12.5%
	10,945	Other	N/A(2)	N/A	N/A	N/A
	$3,095,531

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
The carrying value of the collateralized agreement approximates fair value as of June 30, 2023 and is considered a Level III investment. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
The Holdings Credit Facility, NMFC Credit Facility, DB Credit Facility, SBA-guaranteed debentures, Unsecured Notes and NMNLC Credit Facility II are considered Level III investments. The fair value of the Convertible Notes (as defined below) was based on quoted prices and are considered Level II investments. See Note 7. Borrowings, for details.
The following are the principal amounts and fair values of the Company’s borrowings as of June 30, 2023 and December 31, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings or market quotes, if available.

	As of
	June 30, 2023		December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
Holdings Credit Facility	$574,263	$564,600	$618,963	$604,971
Unsecured Notes	391,500	362,755	531,500	499,551
Convertible Notes	376,816	380,285	316,816	317,071
SBA-guaranteed debentures	300,000	252,139	300,000	250,442
DB Credit Facility	186,400	185,433	186,400	183,734
NMFC Credit Facility (1)	91,290	90,494	40,359	39,699
NMNLC Credit Facility II	2,926	2,913	3,785	3,775
Total Borrowings	$1,923,195	$1,838,619	$1,997,823	$1,899,243

(1)     As of June 30, 2023, the principal amount of the NMFC Credit Facility was $91,290, which includes £22,850 denominated in GBP and €700 denominated in EUR that has been converted to U.S. dollars. As of June 30, 2023, the fair value of the NMFC Credit Facility was $90,494, which included £22,651 denominated in GBP and €694 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2022, the principal amount of the NMFC Credit Facility was $40,359, which included £22,850 denominated in GBP and €700 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2022, the fair value of the NMFC Credit Facility was $39,699, which included £22,476 denominated in GBP and €689 denominated in EUR that has been converted to U.S. dollars.
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
Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2023, the Investment Adviser entered into a fee waiver agreement (the "Fee Waiver Agreement") pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”). The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and six months ended June 30, 2023, management fees waived were approximately $1,096 and $2,159, respectively. For the three and six months ended June 30, 2022, management fees waived were approximately $1,142 and $2,234, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of June 30, 2023), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Management fee	$11,577	$11,770	$23,215	$23,323
Less: management fee waiver	(1,096)	(1,142)	(2,159)	(2,234)
Total management fee	10,481	10,628	21,056	21,089
Incentive fee, excluding accrued capital gains incentive fees	$9,982	$7,926	$19,579	$15,403
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)As of June 30, 2023 and June 30, 2022, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the board of directors on January 24, 2023 for a period of 12 months commencing on March 1, 2023. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the

Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2023, approximately $501 and $1,096, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. For the three and six months ended June 30, 2022, approximately $567 and $1,358, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $238, respectively, were waived by the Administrator. As of June 30, 2023 and December 31, 2022, approximately $501 and $605, respectively, of indirect administrative expenses were included in payable to affiliates. For the three and six months ended June 30, 2023, the reimbursement to the Administrator represented approximately 0.02% and 0.03%, respectively, of the Company's gross assets. For the three and six months ended June 30, 2022, the reimbursement to the Administrator represented approximately 0.02% and 0.03%, respectively, of the Company's gross assets.
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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief), the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, on August 30, 2022, the Company received an Order from the SEC that amended its existing Exemptive Order to permit the Company to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
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
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to the Company from 200.0% to 150.0% as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes (as defined below) and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of June 30, 2023, the Company’s asset coverage ratio was 181.7%.
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

As of June 30, 2023, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 35.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest expense	$10,718	$4,269	$21,005	$7,203
Non-usage fee	$146	$182	$264	$404
Amortization of financing costs	$469	$799	$933	$1,588
Weighted average interest rate	7.0%	2.9%	6.8%	2.6%
Effective interest rate	7.4%	3.6%	7.2%	3.3%
Average debt outstanding	$612,623	$583,817	$623,325	$567,033
As of June 30, 2023 and December 31, 2022, the outstanding balance on the Holdings Credit Facility was $574,263 and $618,963, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Amended and Restated Senior Secured Revolving Credit Agreement, (as amended from time to time, and together with the related guarantee and security agreement, the "RCA"), dated June 4, 2021, among the Company, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Stifel Bank & Trust and MUFG Union Bank, N.A., as Lenders (the "NMFC Credit Facility"), is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of the Company's domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. As of the amendment on June 4, 2021, the maturity date of the NMFC Credit Facility is June 4, 2026.
As of June 30, 2023, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
As of the most recent amendment on June 29, 2023, the NMFC Credit Facility generally bears interest at a rate of SOFR plus any applicable credit spread adjustment, Sterling Overnight Interbank Average Rate ("SONIA") or Euro Interbank Offered Rate ("EURIBOR") plus 2.10% per annum or the prime rate plus 1.10% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). Prior to June 29, 2023, the NMFC Credit Facility generally bore interest at a rate of LIBOR, SONIA or EURIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest expense	$1,184	$1,055	$2,801	$1,926
Non-usage fee	$122	$50	$214	$93
Amortization of financing costs	$53	$53	$106	$115
Weighted average interest rate	6.8%	2.9%	6.6%	2.6%
Effective interest rate	7.9%	3.2%	7.4%	2.9%
Average debt outstanding	$69,445	$144,278	$85,148	$148,401
As of June 30, 2023, the outstanding balance on the NMFC Credit Facility was $91,290, which included £22,850 denominated in British Pound Sterling ("GBP") and €700 denominated in Euro ("EUR") that have been converted to U.S. dollars. As of December 31, 2022, the outstanding balance on the NMFC Credit Facility was $40,359, which included £22,850 denominated in GBP and €700 denominated in EUR that have been converted to U.S. dollars.
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
As of the most recent amendment on December 17, 2021, the Unsecured Management Company Revolver bears interest at a rate of 4.00% per annum. On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. As of June 30, 2023, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50,000 and no borrowings were outstanding. For the three and six months ended June 30, 2023, amortization of financing costs were $0 and $1, respectively. For the three and six months ended June 30, 2022, amortization of financing costs were $3 and $7, respectively.
DB Credit Facility—The Loan Financing and Servicing Agreement (the "LFSA"), dated December 14, 2018 and as amended from time to time, among NMFDB as the borrower, Deutsche Bank AG, New York Branch ("Deutsche Bank") as the facility agent, Lender and other agent from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian (the "DB Credit Facility"), is structured as a secured revolving credit facility and matures on March 25, 2026.
As of June 30, 2023, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
The advances under the DB Credit Facility accrue interest at a per annum rate equal to the Applicable Margin plus the lender's Cost of Funds Rate. Prior to March 25, 2021, the Applicable Margin was equal to 2.60% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and then increased by 2.00% during an Event of Default (as defined in the LFSA). From March 25, 2021 to June 29, 2023, the Applicable Margin was equal to 2.35% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and then increased by 2.00% during an Event of Default. As of the most recent amendment on June 29, 2023, the Applicable Margin is equal to 2.61% during the Revolving Period, increases by 0.20% per annum after the Revolving period and shall be increased by 2.00% per annum during an Event of Default. The "Cost of Funds Rate" for a conduit lender is the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender is the Base Rate. Effective June 29, 2023, the Base Rate is the three-months SOFR Rate. Prior to the amendment on June 29, 2023, the Base Rate was the three-months LIBOR rate. The Company is also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the LFSA) and a facility agent fee of 0.25% per annum on the total facility amount.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest expense(1)	$3,712	$2,107	$7,198	$3,873
Non-usage fee(1)	$133	$80	$235	$133
Amortization of financing costs	$270	$270	$537	$537
Weighted average interest rate	8.0%	3.9%	7.8%	3.4%
Effective interest rate	8.9%	4.5%	8.6%	4.0%
Average debt outstanding	$186,400	$217,157	$186,400	$227,156

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
As of June 30, 2023 and December 31, 2022, the outstanding balance on the DB Credit Facility was $186,400 and $186,400, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
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
From December 7, 2021 through November 1, 2022, the NMNLC Credit Facility II bore interest at a rate of the SOFR plus 2.75% per annum with a 0.35% floor, and charged a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of the amendment on November 1, 2022, the NMNLC Credit Facility II bears interest at a rate of SOFR plus 2.25%.
Prior to the amendment on March 16, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $20,000. As of the March 16, 2022 amendment and effective May 1, 2022 through November 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $10,000. As of the amendment on November 1, 2022, the maximum amount of revolving borrowings available to all borrowers under the NMNLC Credit Facility II is $27,500, of which $25,481 is outstanding as of June 30, 2023.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMNLC Credit Facility II for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest expense	$43	$82	$96	$200
Non-usage fee	$1	$—	$1	$1
Amortization of financing costs	$22	$8	$45	$35
Weighted average interest rate	7.3%	3.4%	7.2%	3.2%
Effective interest rate	10.9%	3.7%	10.6%	3.8%
Average debt outstanding	$2,386	$9,747	$2,678	$12,459
As of June 30, 2023 and December 31, 2022, the outstanding balance on the NMNLC Credit Facility II was $2,926 and $3,785, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
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

The following table summarizes certain key terms related to the convertible features of the Company’s 2018 Convertible Notes and the 2022 Convertible Notes (together, the "Convertible Notes") as of June 30, 2023:

	2018 Convertible Notes	2022 Convertible Notes
Initial conversion premium(1)	10.0%	14.7%
Initial conversion rate(2)	65.8762	70.4225
Initial conversion price	$15.18	$14.20
Conversion rate at June 30, 2023(1)(2)	65.9307	70.9454
Conversion price at June 30, 2023(2)(3)	$15.17	$14.10
Last conversion price calculation date	June 16, 2023	June 16, 2023

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at June 30, 2023 on the Convertible Notes was calculated on June 16, 2023.
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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest expense	$6,554	$2,893	$12,196	$5,786
Amortization of financing costs	$455	$99	$829	$196
Amortization of premium	$(31)	$(25)	$(49)	$(51)
Weighted average interest rate	7.0%	5.8%	6.9%	5.8%
Effective interest rate	7.4%	5.9%	7.4%	5.9%
Average debt outstanding	$376,816	$201,250	$352,949	$201,250
As of June 30, 2023 and December 31, 2022, the outstanding balance on the Convertible Notes was $376,816 and $316,816, respectively. The Company was in compliance with the terms of the 2018A Indenture and 2018C Indenture on such date.
Unsecured Notes— On June 30, 2017, the Company issued $55,000 in aggregate principal amount of five-year unsecured notes that matured on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On July 15, 2022, the Company caused notices to be issued to holders of the Company's 2017A Unsecured Notes regarding the exercise of the Company's option to repay all of the Company's $55,000 in aggregate principal amount of issued and outstanding 2017A Unsecured Notes, which was repaid on July 14, 2022. On January 30, 2018, the Company issued $90,000 in aggregate principal amount of five year unsecured notes that matured on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On January 30, 2023, the Company caused notices to be issued to holders of the Company's 2018A Unsecured Notes regarding the exercise of the Company's option to repay all of the

Company's $90,000 in aggregate principal amount of issued and outstanding 2018A Unsecured Notes, which was repaid on January 27, 2023. On July 5, 2018, the Company issued $50,000 in aggregate principal amount of five year unsecured notes that matured on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On June 28, 2023, the Company caused notices to be issued to holders of the Company's 2018B Unsecured Notes regarding the exercise of the Company's option to repay all of the Company's $50,000 in aggregate principal amount of issued and outstanding 2018B Unsecured Notes, which was repaid on June 27, 2023. On April 30, 2019, the Company issued $116,500 in aggregate principal amount of five year unsecured notes that mature on April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA (the "Fourth Supplement"). On January 29, 2021, the Company issued $200,000 in aggregate principal amount of five year unsecured notes that mature on January 29, 2026 (the "2021A Unsecured Notes") pursuant to the NPA and a fifth supplement to the NPA (the "Fifth Supplement"). On June 15, 2022, the Company issued $75,000 in aggregate principal amount of five year unsecured notes that mature on June 15, 2027 (the "2022A Unsecured Notes") pursuant to the NPA and a sixth supplement to the NPA (the "Sixth Supplement"). The NPA provides for future issuances of unsecured notes in separate series or tranches.
The 2017A Unsecured Notes bore interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year. The 2018A Unsecured Notes bore interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year. The 2018B Unsecured Notes bore interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year. The 2019A Unsecured Notes bear interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year. The 2022A Unsecured Notes bear interest at an annual rate of 5.900%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 14, 2022. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or the Company ceases to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000. In each such event, the Company has the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest expense	$5,291	$6,154	$10,958	$12,112
Amortization of financing costs	$172	$206	$381	$405
Weighted average interest rate	4.8%	4.7%	4.8%	4.7%
Effective interest rate	5.0%	4.8%	5.0%	4.8%
Average debt outstanding	$439,852	$524,687	$455,091	$518,130
As of June 30, 2023 and December 31, 2022, the outstanding balance on the Unsecured Notes was $391,500 and $531,500, respectively, and the Company was in compliance with the terms of the NPA as of such dates, as applicable.
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
As of June 30, 2023 and December 31, 2022, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of June 30, 2023 and December 31, 2022, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and $150,000 and $150,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

The following table summarizes the Company’s SBA-guaranteed debentures as of June 30, 2023:

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest expense	$2,021	$2,021	$4,019	$4,019
Amortization of financing costs	$250	$250	$497	$497
Weighted average interest rate	2.7%	2.7%	2.7%	2.7%
Effective interest rate	3.0%	3.0%	3.0%	3.0%
Average debt outstanding	$300,000	$300,000	$300,000	$300,000

The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA regulations. SBICs are subject to SBA regulations that, among other things: require SBICs to invest in eligible small businesses and invest at least 25.0% of investment capital in eligible smaller enterprises (as defined by the SBA regulations), place certain limitations on the financing terms of investments, regulate the types of financing, prohibit investments in smaller businesses with certain characteristics or in certain industries and require capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of June 30, 2023 and December 31, 2022, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2023, the Company had unfunded commitments on revolving credit facilities of $109,363, no outstanding bridge financing commitments and other future funding commitments of $88,003. As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $100,315, no outstanding bridge financing commitments and other future funding commitments of $123,748. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility, the Unsecured Management Company Revolver and the NMNLC Credit Facility II as of June 30, 2023 and December 31, 2022. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2023 and December 31, 2022, the Company had commitment letters to purchase investments in the aggregate par amount of $4,858 and $45,634, respectively, which could require funding in the future.

Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and six months ended June 30, 2023:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	(Losses) Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2022	100,937,026	$1,009	$1,305,945	$147,593	$(68,072)	$(72,002)	$1,314,473	$11,718	$1,326,191
Issuances of common stock	—	—	—	—	—	—	—	—	—
Offering costs	—	—	(56)	—	—	—	(56)	—	(56)
Distributions declared	—	—	—	(32,300)	—	—	(32,300)	(153)	(32,453)
Net increase in net assets resulting from operations	—	—	—	38,113	677	5,783	44,573	239	44,812
Net assets at March 31, 2023	100,937,026	$1,009	$1,305,889	$153,406	$(67,395)	$(66,219)	$1,326,690	$11,804	$1,338,494
Issuances of common stock	—	—	—	—	—	—	—	—	—
Offering costs	—	—	(91)	—	—	—	(91)	—	(91)
Distributions declared	—	—	—	(35,328)	—	—	(35,328)	(191)	(35,519)
Net increase (decrease) in net assets resulting from operations	—	—	—	39,678	2,567	(7,415)	34,830	248	35,078
Net assets at June 30, 2023	100,937,026	$1,009	$1,305,798	$157,756	$(64,828)	$(73,634)	$1,326,101	$11,861	$1,337,962

The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and six months ended June 30, 2022:

				Accumulated Undistributed (Overdistributed) Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized (Losses)	Net Unrealized Appreciation	Total Net Assets	Non-Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2021	97,907,441	$979	$1,272,796	$118,330	$(92,099)	$21,239	$1,321,245	$21,367	$1,342,612
Issuances of common stock	1,591,121	16	21,556	—	—	—	21,572	—	21,572
Offering costs	—	—	(52)	—	—	—	(52)	—	(52)
Distributions declared	—	—	—	(29,589)	—	—	(29,589)	(3,750)	(33,339)
Net increase (decrease) in net assets resulting from operations	—	—	—	29,573	17,596	(10,977)	36,192	855	37,047
Net assets at March 31, 2022	99,498,562	$995	$1,294,300	$118,314	$(74,503)	$10,262	$1,349,368	$18,472	$1,367,840
Issuances of common stock	1,218,366	12	16,565	—	—	—	16,577	—	16,577
Offering costs	—	—	(74)	—	—	—	(74)	—	(74)
Distributions declared	—	—	—	(30,215)	—	—	(30,215)	(4,190)	(34,405)
Contributions related to non-controlling interest in NMNLC	—	—	—	—	—	—	—	123	123
Net increase (decrease) in net assets resulting from operations	—	—	—	31,396	14,849	(30,291)	15,954	(814)	15,140
Net assets at June 30, 2022	100,716,928	$1,007	$1,310,791	$119,495	$(59,654)	$(20,029)	$1,351,610	$13,591	$1,365,201
On November 3, 2021, the Company entered into an equity distribution agreement, as amended on May 18, 2023 (the “Distribution Agreement”) with B. Riley Securities, Inc. and Raymond James & Associates, Inc. (collectively, the “Agents”). The Distribution Agreement provides that the Company may issue and sell its shares from time to time through the Agents, up to $250,000 worth of its common stock by means of at-the-market ("ATM") offerings.
For the three and six months ended June 30, 2023, the Company did not sell any shares of common stock under the Distribution Agreement. For the three and six months ended June 30, 2022, the Company sold 1,218,366 and 2,730,202, respectively, shares of common stock under the Distribution Agreement. For the three and six months ended June 30, 2022, the Company received total accumulated net proceeds of approximately $16,577 and $37,051, respectively, including $132 and $427 of offering expenses, from these sales.
The Company generally uses net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of June 30, 2023, shares representing approximately $196,938 of the Company's common stock remain available for issuance and sale under the Distribution Agreement.

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Earnings per share—basic
Numerator for basic earnings per share:	$34,830	$15,954	$79,403	$52,146
Denominator for basic weighted average share:	100,937,026	100,596,188	100,937,026	99,510,862
Basic earnings per share:	$0.35	$0.16	$0.79	$0.52
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$34,830	$15,954	$79,403	$52,146
Adjustment for interest on Convertible Notes and incentive fees, net	5,243	2,314	9,757	4,629
Numerator for diluted earnings per share:	$40,073	$18,268	$89,160	$56,775
Denominator for basic weighted average share	100,937,026	100,596,188	100,937,026	99,510,862
Adjustment for dilutive effect of Convertible Notes	26,079,884	13,257,585	24,376,608	13,257,585
Denominator for diluted weighted average share	127,016,910	113,853,773	125,313,634	112,768,447
Diluted earnings per share:	$0.32	$0.16	$0.71	$0.50

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and six months ended June 30, 2023 and for the six months ended June 30, 2022, there was no anti-dilution. For the three months ended June 30, 2022, there was anti-dilution.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended
	June 30, 2023	June 30, 2022
Per share data(1):
Net asset value, January 1, 2023 and January 1, 2022, respectively	$13.02	$13.49
Net investment income	0.77	0.61
Net realized and unrealized gains	0.02	(0.08)
Total net increase	0.79	0.53
Distributions declared to stockholders from net investment income	(0.67)	(0.60)
Net asset value, June 30, 2023 and June 30, 2022, respectively	$13.14	$13.42
Per share market value, June 30, 2023 and June 30, 2022, respectively	$12.44	$11.91
Total return based on market value(2)	6.04%	(9.00)%
Total return based on net asset value(3)	6.09%	3.95%
Shares outstanding at end of period	100,937,026	100,716,928
Average weighted shares outstanding for the period	100,937,026	99,510,862
Average net assets for the period	$1,320,680	$1,346,043
Ratio to average net assets(4):
Net investment income	11.88%	9.13%
Total expenses, before waivers/reimbursements	16.99%	12.42%
Total expenses, net of waivers/reimbursements	16.66%	12.05%
Average debt outstanding—Holdings Credit Facility	$623,325	$567,033
Average debt outstanding—Unsecured Notes	455,091	518,130
Average debt outstanding—SBA-guaranteed debentures	300,000	300,000
Average debt outstanding—DB Credit Facility	186,400	227,156
Average debt outstanding—Convertible Notes	352,949	201,250
Average debt outstanding—NMFC Credit Facility(5)	85,148	148,401
Average debt outstanding—NMNLC Credit Facility II	2,678	12,459
Asset coverage ratio(6)	181.68%	178.75%
Portfolio turnover	3.84%	9.10%

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
(4)Interim periods are annualized.
(5)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2023 and June 30, 2022, the Company had borrowings denominated in GBP of £22,850 and £18,800, respectively, and borrowings denominated in EUR of €700 and €0, respectively, that have been converted to U.S. dollars.
(6)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

Note 13. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended June 30, 2023. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While the Company's board of directors has not elected to designate the Investment Adviser as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
Note 14. Subsequent Events
On July 27, 2023, the Company’s board of directors declared a regular third quarter 2023 distribution of $0.32 per share and a supplemental distribution related to Q2 earnings of $0.04 per share, each payable on September 29, 2023 to holders of record as of September 15, 2023.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of June 30, 2023, and the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2023 and 2022, the consolidated statements of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 2, 2023

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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through June 30, 2023, we raised approximately $945.6 million in net proceeds from additional offerings of our common stock.
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $40 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations.
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
•NMF Ancora Holdings, Inc. ("NMF Ancora"), NMF QID NGL Holdings, Inc. ("NMF QID"), NMF YP Holdings, Inc. ("NMF YP"), NMF Permian Holdings, LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB"), NMF TRM, LLC ("NMF TRM"), NMF Pioneer, Inc. ("NMF Pioneer") and NMF OEC, Inc. ("NMF OEC"), which are treated as corporations for U.S. federal income tax purposes and are intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity related investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); we consolidate these corporations for accounting purposes but the corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.
New Mountain Net Lease Corporation ("NMNLC") is a majority-owned consolidated subsidiary of ours, which acquires commercial real estate properties that are subject to "triple net" leases has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
We are a leading BDC focused on providing direct lending solutions to U.S. upper middle market companies backed by top private equity sponsors. Our investment objective is to generate current income and capital appreciation through the sourcing and origination of senior secured loans and select junior capital positions, to growing businesses in defensive industries that offer attractive risk-adjusted returns. Our differentiated investment approach leverages the deep sector knowledge and operating resources of New Mountain Capital.
Senior secured loans may include traditional first lien loans or unitranche loans. We invest a significant portion of our portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss. In some cases, our investments may also include equity interests.
We primarily invest in senior secured debt of U.S. sponsor-backed, middle market companies, defined by annual EBITDA of $10 million to $200 million. Our focus is on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria we use. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of June 30, 2023, our top five industry concentrations were software, business services, healthcare, investment funds (which includes our investments in our joint ventures) and education.
As of June 30, 2023, our net asset value was approximately $1,326.1 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $3,179.5 million in 113 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 11.6% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 10.3%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR"), Sterling

Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On July 27, 2023, our board of directors declared a third quarter 2023 distribution of $0.32 per share and a supplemental distribution related to Q2 earnings of $0.04 per share, each payable on September 29, 2023 to holders of record as of September 15, 2023.
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

See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2023.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2023.
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

SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of June 30, 2023, we and SkyKnight II have committed and contributed $140.0 million and $35.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of June 30, 2023 and December 31, 2022.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the most recent amendment on June 23, 2023, during the reinvestment period, the credit facility bears interest at a rate of SOFR plus 1.80%, and after the reinvestment period it will bear interest at a rate of SOFR plus 2.10%. Prior to the amendment on June 23, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum during the reinvestment period and LIBOR plus 1.90% per annum after the reinvestment period. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525.0 million. As of June 30, 2023 and December 31, 2022, SLP III had total investments with an aggregate fair value of approximately $675.8 million and $639.3 million, respectively, and debt outstanding under its credit facility of $505.3 million and $512.1 million, respectively. As of June 30, 2023 and December 31, 2022, none of SLP III's investments were on non-accrual. Additionally, as of June 30, 2023 and December 31, 2022, SLP III had unfunded commitments in the form of delayed draws of $2.0 million and $2.9 million, respectively.
Below is a summary of SLP III's portfolio as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
First lien investments (1)	$713,647	$690,017
Weighted average interest rate on first lien investments (2)	9.53%	8.51%
Number of portfolio companies in SLP III	90	83
Largest portfolio company investment (1)	$18,102	$18,197
Total of five largest portfolio company investments (1)	$82,968	$85,948

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP III's portfolio as of June 30, 2023 and December 31, 2022 and additional information on certain summarized financial information for SLP III as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and June 30, 2022.

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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of June 30, 2023, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of June 30, 2023 and December 31, 2022.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026. As of the most recent amendment on April 28, 2023, the facility bears interest at a rate of SOFR plus 1.70%. Prior to the amendment on April 28, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum. As of June 30, 2023 and December 31, 2022, SLP IV had total investments with an aggregate fair value of approximately $484.1 million and $473.8 million, respectively, and debt outstanding under its credit facility of $356.6 million and $365.5 million, respectively. As of June 30, 2023 and December 31, 2022, none of SLP IV’s investments were on non-accrual. Additionally, as of June 30, 2023 and December 31, 2022, SLP IV had unfunded commitments in the form of delayed draws of $1.0 million and $2.0 million, respectively.
Below is a summary of SLP IV's consolidated portfolio as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
First lien investments (1)	$511,983	$510,372
Weighted average interest rate on first lien investments (2)	9.59%	8.54%
Number of portfolio companies in SLP IV	78	74
Largest portfolio company investment (1)	$21,866	$21,982
Total of five largest portfolio company investments (1)	$93,362	$93,734

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2023 and December 31, 2022 and additional information on certain summarized financial information for SLP IV as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and June 30, 2022.

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of June 30, 2023.
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
Below is certain summarized property information for NMNLC as of June 30, 2023:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2023(1)
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$96,813
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	14,065
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,464
					$120,342

(1)Excludes residual value in NM APP Canada Corp. due to tax withholding. As of June 30, 2023, NM APP Canada Corp. had a fair value of $7.

Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2023 and December 31, 2022, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $16.5 million and $16.5 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of June 30, 2023 and December 31, 2022, the SPP Agreement has a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $8.0 million and $8.0 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2023, we recognized PIK and non-cash interest from investments of approximately $7.9 million and $16.9 million, respectively, and PIK and non-cash dividends from investments of approximately $6.7 million and $13.2 million, respectively. For the three and six months ended June 30, 2022, we recognized PIK and non-cash interest from investments of approximately $7.3 million and $15.8 million, respectively, and PIK and non-cash dividends from investments of approximately $5.2 million and $10.3 million, respectively.
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A

The following table shows the Risk Rating of our portfolio companies as of June 30, 2023:

(in millions)	As of June 30, 2023
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$54.6	1.7%	$9.0	0.3%
Orange	86.5	2.7%	51.1	1.6%
Yellow	182.7	5.6%	142.8	4.5%
Green	2,924.4	90.0%	2,993.1	93.6%
	$3,248.2	100.0%	$3,196.0	100.0%
As of June 30, 2023, all investments in our portfolio had a Green Risk Rating with the exception of nine portfolio companies that had a Yellow Risk Rating, five portfolio companies that had an Orange Risk Rating and three portfolio companies that had a Red Risk Rating.
During the third quarter of 2022, we placed our first lien term loan and first lien delayed draw term loan positions in Ansira Holdings, Inc. ("Ansira") on non-accrual status. As of June 30, 2023, our first lien positions in Ansira on non-accrual status had an aggregate cost basis of $41.2 million, an aggregate fair value of $3.5 million and total unearned interest income of $1.3 million and $3.8 million, respectively, for the three and six months then ended. As of June 30, 2023, our investment in Ansira has a Red Risk Rating.
As of June 30, 2023, our aggregate principal amount of our second lien term loan in Integro Parent Inc. ("Integro") was $12.5 million. During the second quarter of 2022, we placed an aggregate principal amount of $4.4 million of our second lien position on non-accrual status. As of June 30, 2023, our position in Integro on non-accrual status had an aggregate cost basis of $4.1 million, an aggregate fair value of $4.0 million and total unearned interest income of $0.2 million and $0.4 million, respectively, for the three and six months then ended. As of June 30, 2023, our investment in Integro has a Green Risk Rating.
During the second quarter of 2022, we placed our second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of June 30, 2023, our second lien position in National HME had an aggregate cost basis of $7.9 million, an aggregate fair value of $5.0 million and total unearned interest income of $0.5 million and $0.9 million, respectively, for the three and six months then ended. During the fourth quarter of 2022, we reversed $11.2 million of previously recorded PIK interest in National HME and $1.5 million of previously recorded other income in NHME Holdings Corp. as we believe this PIK interest and other income will ultimately not be collectible. As of June 30, 2023, our investment in National HME has a Red Risk Rating.
As of June 30, 2023, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $31.2 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $13.4 million of our first lien term loans on non-accrual status. As of June 30, 2023, our positions in AAC on non-accrual status had an aggregate cost basis of $13.4 million, an aggregate fair value of $8.2 million and total unearned interest income of $0.6 million and $1.1 million, respectively, for the three and six months then ended. As of June 30, 2023, our investment in AAC has an Orange Risk Rating.
During the first quarter of 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of June 30, 2023, our junior preferred shares of UniTek had an aggregate cost basis of $34.4 million, an aggregate fair value of $0.0 million and total unearned dividend income of $1.9 million and $3.7 million, respectively, for the three and six months then ended. During the third quarter of 2021, we placed an aggregate principal amount of $19.8 million of our investment in our senior preferred shares of UniTek on non-accrual status. As of June 30, 2023, our senior preferred shares of UniTek had an aggregate cost basis of $19.8 million, an aggregate fair value of approximately $9.5 million and total unearned dividend income of approximately $1.4 million and $2.7 million, respectively, for the three and six months then ended. As of June 30, 2023, our investment in UniTek has a Green Risk Rating.
During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. As of June 30, 2023, our Education Management Corporation had an aggregate cost basis of $1.0 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million and $0.0 million, respectively, for the three and six months then ended. As of June 30, 2023, our investment in Education Management Corporation has an Orange Risk Rating
During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual. As of June 30, 2023, our investment in this security has a Yellow Risk Rating and has an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $16.5 million.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $3,179.5 million in 113 portfolio companies at June 30, 2023 and approximately $3,221.2 million in 107 portfolio companies at December 31, 2022.
The following table shows our portfolio and investment activity for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended
(in millions)	June 30, 2023	June 30, 2022
New investments in 31 and 38 portfolio companies, respectively	$124.6	$397.1
Debt repayments in existing portfolio companies	36.0	146.9
Sales of securities in 8 and 5 portfolio companies, respectively	166.2	145.8
Change in unrealized appreciation on 68 and 28 portfolio companies, respectively	59.6	49.9
Change in unrealized depreciation on 38 and 79 portfolio companies, respectively	(61.1)	(92.6)
Recent Accounting Standards Updates
See Item 1.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards Updates for details on recent accounting standards updates.
Results of Operations for the Three Months Ended June 30, 2023 and June 30, 2022
Revenue

	Three Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Total interest income	$74,442	$50,344
Total dividend income	18,926	16,022
Other income	2,124	6,744
Total investment income	$95,492	$73,110
Our total investment income increased by approximately $22.4 million, or 31%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. For the three months ended June 30, 2023, total investment income of approximately $95.4 million consisted of approximately $65.4 million in cash interest from investments, approximately $7.9 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.1 million, approximately $12.2 million in cash dividends from investments, approximately $6.7 million in PIK and non-cash dividends from investments and approximately $2.1 million in other income. The increase in interest income of approximately $24.1 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to a higher effective interest rate of our portfolio due to higher LIBOR and SOFR rates on our floating rate assets. The increase in dividend income for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily driven by an increase in PIK dividends and an increase in cash dividends from SLP III and SLP IV, partially offset by a decrease in cash dividends from our investment in NMNLC. Other income during the three months ended June 30, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 9 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Management fee	$11,577	$11,770
Less: management fee waiver	(1,096)	(1,142)
Total management fee	10,481	10,628
Incentive fee	9,982	7,926
Interest and other financing expenses	31,700	20,672
Administrative expenses	953	932
Professional fees	1,003	817
Other general and administrative expenses	513	518
Net expenses before income taxes	54,632	41,493
Income tax expense (benefit)	932	(87)
Net expenses after income taxes	$55,564	$41,406

Our total net operating expenses increased by approximately $14.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Our management fee, net of a management fee waiver, remained relatively flat and our incentive fee increased by approximately $2.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase in incentive fees was attributable to an increase in net investment income.
Interest and other financing expenses increased by approximately $11.0 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to higher LIBOR and SOFR rates on our floating rate borrowings and higher interest expense on our 2022 Convertibles Notes, which was issued in the fourth quarter of 2022 with a further issuance in the first quarter of 2023. Higher interest expense was partially offset by lower interest expense on our 2017A Unsecured Notes, which were fully repaid in the third quarter of 2022, lower interest expense on our 2018A Unsecured Notes, which were fully repaid in the first quarter of 2023 and lower interest expense on the 2018 Convertible Notes, which were partially repaid in the fourth quarter of 2022 in connection with our tender offer to purchase $84.4 million aggregate principal amount of outstanding 2018 Convertible Notes. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Net realized gains on investments	$2,566	$16,518
Net realized gains on foreign currency	1	40
Net change in unrealized depreciation of investments	(7,313)	(32,774)
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	(39)	—
Net change in unrealized appreciation (depreciation) on foreign currency	29	(193)
Provision for taxes	(94)	(155)
Net realized and unrealized losses	$(4,850)	$(16,564)
Our net realized gains and unrealized losses resulted in a net loss of approximately $4.9 million for the three months ended June 30, 2023 compared to net realized gains and unrealized losses resulting in a net loss of approximately $16.6 million for the same period in 2022. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2023 was primarily driven by realized losses in ADG, LLC and unrealized losses in Ansira, New Trojan Parent, Inc. and American Achievement Corporation, partially offset by realized gains in Haven Midstream Holdings LLC and unrealized gains in MED Parentco, LP, CentralSquare Technologies, LLC, Integro Parent Inc. and KAMC Holdings, Inc. The provision for income taxes was attributable to equity investments that are held as of June 30, 2023 in eight of our corporate subsidiaries. The net loss for the three months ended June 30, 2022 was primarily driven by realized and unrealized losses in NM CLFX LP, NHME Holdings

Corp. and Ansira Holdings, Inc. which was partially offset by unrealized appreciation in Haven Midstream LLC, UniTek and New Permian Holdco, Inc. and a realized gain in NM GLCR LP. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation

	Three Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Total investment income	$95,492	$73,110
Net expenses after income taxes	55,564	41,406
Net investment income	39,928	31,704
Less: Net investment income related to non-controlling interest in NMNLC	250	308
Net investment income related to NMFC	$39,678	$31,396

Net change in realized gains on investments	2,566	16,518
Net change in realized gains on foreign currency	1	40
Less: Net change in realized gains on investments related to non-controlling interest in NMNLC	—	1,710
Net change in realized gains of investments related to NMFC	$2,567	$14,848

Net change in unrealized depreciation of investments	(7,313)	(32,774)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(39)	—
Net change in unrealized appreciation (depreciation) on foreign currency	29	(193)
Provision for taxes	(94)	(155)
Less: Net change in unrealized depreciation of investments related to non-controlling interest in NMNLC	(2)	(2,832)
Net change in unrealized depreciation of investments related to NMFC	$(7,415)	$(30,290)

Results of Operations for the Six Months Ended June 30, 2023 and June 30, 2022
Revenue

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Total interest income	$145,676	$98,222
Total dividend income	36,469	32,794
Other income	5,300	11,057
Total investment income	$187,445	$142,073

Our total investment income increased by approximately $45.4 million, or 32%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, total investment income of approximately $145.7 million consisted of approximately $126.1 million in cash interest from investments, approximately $16.9 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $2.7 million, approximately $23.2 million in cash dividends from investments, approximately $13.2 million in PIK and non-cash dividends from investments and approximately $5.3 million in other income. The increase in interest income of approximately $47.5 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to a higher effective interest rate of our porfolio due to higher LIBOR and SOFR rates on our floating rate assets. The increase in dividend income for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily driven by an increase in PIK dividends and an increase in cash dividends from SLP III and SLP IV, partially offset by a decrease in cash dividends from our investment in NMNLC. Other income during the six months ended

June 30, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 18 different portfolio companies.

Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Management fee	23,215	23,323
Less: management fee waiver	(2,159)	(2,234)
Total management fee	21,056	21,089
Incentive fee	19,579	15,403
Interest and other financing expenses	62,496	39,309
Administrative expenses	2,001	2,141
Professional fees	1,968	1,754
Other general and administrative expenses	1,001	995
Total expenses	108,101	80,691
Less: expenses waived and reimbursed	—	(238)
Net expenses before income taxes	108,101	80,453
Income tax expense	1,028	8
Net expenses after income taxes	$109,129	$80,461
Our total net operating expenses increased by approximately $28.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Our management fee, net of a management fee waiver, remained relatively flat and our incentive fee increased by approximately $4.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase in incentive fees was attributable to an increase in net investment income.
Interest and other financing expenses increased by approximately $23.2 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to higher LIBOR and SOFR rates on our floating rate borrowings and higher interest expense on our 2022 Convertibles Notes, which was issued in the fourth quarter of 2022 with a further issuance in the first quarter of 2023. Higher interest expense was partially offset by lower interest expense on our 2017A Unsecured Notes, which were fully repaid in the third quarter of 2022, lower interest expense on our 2018A Unsecured Notes, which were fully repaid in the first quarter of 2023 and lower interest expense on the 2018 Convertible Notes, which were partially repaid in the fourth quarter of 2022 in connection with our tender offer to purchase $84.4 million aggregate principal amount of outstanding 2018 Convertible Notes. Our total professional fees, administrative expenses and total other general and administrative expenses for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Net realized gains on investments	3,231	35,690
Net realized gains on foreign currency	13	385
Net change in unrealized depreciation of investments	(1,461)	(42,707)
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	(39)	(2,021)
Net change in unrealized appreciation (depreciation) on foreign currency	55	(615)
Provision for taxes	(225)	(157)
Net realized and unrealized gains (losses)	$1,574	$(9,425)

Our net realized gains and unrealized losses resulted in a net gain of approximately $1.6 million for the six months ended June 30, 2023 compared to net realized gains and unrealized losses resulting in a net losses of approximately $9.4 million for the same period in 2022. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the six months ended June 30, 2023 was primarily driven by realized gains in Haven Midstream Holdings LLC and unrealized gains in UniTek, partially offset by realized losses in National HME and ADG, LLC, and unrealized losses in Ansira. The provision for income taxes was attributable to equity investments that are held as of June 30, 2023 in eight of our corporate subsidiaries. The net loss for the six months ended June 30, 2022 was primarily driven by unrealized depreciation in NM CLFX LP, NM APP US LLC, NHME Holdings Corp. and Ansira Holdings, Inc. which was partially offset by unrealized appreciation in UniTek, TVG-Edmentum Holdings, LLC, Haven Midstream LLC and New Permian Holdco, Inc. and a realized gain in NM GLCR LP.. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Total investment income	$187,445	$142,073
Net expenses after income taxes	109,129	80,461
Net investment income	78,316	61,612
Less: Net investment income related to non-controlling interest in NMNLC	525	642
Net investment income related to NMFC	$77,791	$60,970

Net change in realized gains on investments	3,231	35,690
Net change in realized gains on foreign currency	13	385
Less: Net change in realized gains on investments related to non-controlling interest in NMNLC	—	3,632
Net change in realized gains of investments related to NMFC	$3,244	$32,443

Net change in unrealized depreciation of investments	(1,461)	(42,707)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(39)	(2,021)
Net change in unrealized appreciation (depreciation) on foreign currency	55	(615)
Provision for taxes	(225)	(157)
Less: Net change in unrealized depreciation of investments related to non-controlling interest in NMNLC	(38)	(4,233)
Net change in unrealized depreciation of investments related to NMFC	$(1,632)	$(41,267)

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through June 30, 2023, we raised approximately $945.6 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0% as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of June 30, 2023, our asset coverage ratio was 181.7%.
At June 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $45.9 million and $71.2 million, respectively. Our cash provided by (used in) operating activities during the six months ended June 30, 2023 and June 30, 2022 was approximately $119.9 million and $(79.1) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
On November 3, 2021, we entered into an equity distribution agreement, as amended on May 18, 2023 (the “Distribution Agreement”) with B. Riley Securities, Inc. and Raymond James & Associates, Inc. (collectively, the “Agents”). The Distribution Agreement provides that we may issue and sell our shares from time to time through the Agents, up to $250.0 million worth of our common stock by means of at-the-market ("ATM") offerings.
For the three and six months ended June 30, 2023, we did not sell any shares of common stock under the Distribution Agreement. For the three and six months ended June 30, 2022, we sold 1,218,366 shares and 2,730,202 shares, respectively, of common stock under the Distribution Agreement and received total accumulated net proceeds of approximately $16.6 million and $37.1 million, respectively, including $0.1 million and $0.4 million, respectively, of offering expenses from these sales.
We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of June 30, 2023, shares representing approximately $196.9 million of our common stock remains available for issuance and sale under the Distribution Agreement.
Off-Balance Sheet Agreements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2023 and December 31, 2022, we had outstanding commitments to third parties to fund investments totaling $197.4 million and $224.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2023 and December 31, 2022, we had commitment letters to purchase investments in an aggregate par amount of $4.9 million and $45.6 million, respectively. As of June 30, 2023 and December 31, 2022, we had not entered into any bridge financing commitments which could require funding in the future.
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
As of June 30, 2023, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 35.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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

As of June 30, 2023 and December 31, 2022, the outstanding balance on the Holdings Credit Facility was $574.3 million and $619.0 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2023 and June 30, 2022.
NMFC Credit Facility—The Amended and Restated Senior Secured Revolving Credit Agreement, (as amended from time to time, and together with the related guarantee and security agreement, the "RCA"), dated June 4, 2021, among us, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Stifel Bank & Trust and MUFG Union Bank, N.A., as Lenders (the "NMFC Credit Facility"), is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of our domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. As of the amendment on June 4, 2021, the maturity date of the NMFC Credit Facility is June 4, 2026.
As of June 30, 2023, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.
As of the most recent amendment on June 29, 2023, the NMFC Credit Facility generally bears interest at a rate of SOFR plus any applicable credit spread adjustment, SONIA or EURIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). Prior to the amendment on June 29, 2023, the NMFC Credit Facility generally bore interest at a rate of LIBOR, SONIA or EURIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA).
As of June 30, 2023 and December 31, 2022, the outstanding balance on the NMFC Credit Facility was $91.3 million and $40.4 million, which included £22.9 million and £22.9 million, respectively, denominated in British Pound Sterling ("GBP") and €0.7 million and €0.7 million, respectively, denominated in Euro ("EUR") that have been converted to U.S. dollars. NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2023 and June 30, 2022.
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
As of the most recent amendment on December 17, 2021, the Unsecured Management Company Revolver bears interest at a rate of 4.00% per annum. Prior to December 17, 2021, the Unsecured Management Company Revolver bore interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. As of June 30, 2023, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50.0 million and no borrowings were outstanding. For the three and six months ended June 30, 2023 and June 30, 2022, amortization of financing costs were each less than $50.0 thousand, respectively.
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
As of June 30, 2023, the maximum amount of revolving borrowings available under the DB Credit Facility was $280.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the

LFSA. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
The advances under the DB Credit Facility accrue interest at a per annum rate equal to the Applicable Margin plus the lender's Cost of Funds Rate. Prior to March 25, 2021, the Applicable Margin was equal to 2.60% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and then increased by 2.00% during an Event of Default (as defined in the LFSA). From March 25, 2021 to June 29, 2023, the Applicable Margin is equal to 2.35% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and then increased by 2.00% during an Event of Default. As of the most recent amendment on June 29, 2023, the Applicable Margin is equal to 2.61% during the Revolving Period, increases by 0.20% per annum after the Revolving period and shall be increased by 2.00% per annum during an Event of Default. The "Cost of Funds Rate" for a conduit lender is the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender is the Base Rate. Effective June 29, 2023, the Base Rate is the three-months SOFR Rate. Prior to the amendment on June 29, 2023, the Base Rate was the three-months LIBOR rate. We are also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the LFSA) and a facility agent fee of 0.25% per annum on the total facility amount.
As of June 30, 2023 and December 31, 2022, the outstanding balance on the DB Credit Facility was $186.4 million and $186.4 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such date.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the DB Credit Facility for the three and six months ended June 30, 2023 and June 30, 2022.
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
Prior to the amendment on December 7, 2021, the NMNLC Credit Facility II bore interest at a rate of LIBOR plus 2.75% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). From December 7, 2021 to November 1, 2022, the NMNLC Credit Facility II bore interest at a rate of the SOFR plus 2.75% per annum with a 0.35% floor, and charged a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of the amendment on November 1, 2022, the NMNLC Credit Facility II bears interest at a rate of SOFR plus 2.25%.
Prior to the amendment on March 16, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $20 million. As of the March 16, 2022 amendment and effective May 1, 2022 through November 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $10 million. As of the amendment on November 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II is $27.5 million, of which $25.5 million is outstanding for all borrowers. As of June 30, 2023 and December 31, 2022, the outstanding balance on the NMNLC Credit Facility II was $2.9 million and $3.8 million, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the NMNLC Credit Facility II for the three and six months ended June 30, 2023 and June 30, 2022.
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
2022 Convertible Notes—On November 2, 2022, we closed a private offering of $200.0 million aggregate principal amount of unsecured convertible notes (the “2022 Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a third supplemental indenture thereto, dated November 2, 2022 (together the “2018C Indenture”). On March 14, 2023, in connection with the registered public offering, we issued an additional $60.0 million aggregate principal amount of the 2022 Convertible Notes. These additional 2022 Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $200,000 aggregate principal amount of 2022 Convertible Notes that we issued in November 2022.
The 2022 Convertible Notes bear interest at an annual rate of 7.50%, payable semi-annually in arrears on April 15 and October 15 of each year. The 2022 Convertible Notes will mature on October 15, 2025 unless earlier converted, repurchased or redeemed pursuant to the terms of the 2018C Indenture. We may not redeem the 2022 Convertible Notes prior to July 15, 2025. On or after July 15, 2025, we may redeem the 2022 Convertible Notes for cash, in whole or from time to time in part, at our option at a redemption price, subject to an exception for redemption dates occurring after a record date but on or prior to the interest payment date, equal to the sum of (i) 100% of the principal amount of the 2022 Convertible Notes to be redeemed, (ii) accrued and unpaid interest thereon to, but excluding, the redemption date and (iii) a make-whole premium.

The following table summarizes certain key terms related to the convertible features of our 2018 Convertible Notes and 2022 Convertible Notes (together, the "Convertible Notes") as of June 30, 2023:

	2018 Convertible Notes	2022 Convertible Notes
Initial conversion premium(1)	10.0%	14.7%
Initial conversion rate(2)	65.8762	70.4225
Initial conversion price	$15.18	$14.20
Conversion rate at June 30, 2023(1)(2)	65.9307	70.9454
Conversion price at June 30, 2023(2)(3)	$15.17	$14.10
Last conversion price calculation date	June 16, 2023	June 16, 2023

(1)Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of our Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at June 30, 2023 on the Convertible Notes was calculated on June 16, 2023.
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
As of June 30, 2023 and December 31, 2022, the outstanding balance on the 2018 Convertible Notes was $116.8 million and $116.8 million, respectively. As of June 30, 2023 and December 31, 2022, the outstanding balance on the 2022 Convertible Notes was $260.0 million and $200.0 million, respectively. NMFC was in compliance with the terms of the 2018A Indenture and 2018C Indenture on such date.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Convertible Notes for the three and six months ended June 30, 2023 and June 30, 2022.
Unsecured Notes
On June 30, 2017, we issued $55.0 million in aggregate principal amount of five-year unsecured notes that matured on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to an amended and restated note purchase agreement, dated September 30, 2016 (the "NPA"), and a supplement to the NPA. On July 15, 2022, we caused notices to be issued to holders of our 2017A Unsecured Notes regarding the exercise of our option to repay all of our $55.0 million in aggregate principal amount of issued and outstanding 2017A Unsecured Notes, which was repaid on July 14, 2022. On January 30, 2018, we issued $90.0 million in aggregate principal amount of five year unsecured notes that matured on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On January 30, 2023, we caused notices to be issued to holders of our 2018A Unsecured Notes regarding the exercise of our option to repay all of our $90.0 million in aggregate principal amount of issued and outstanding 2018A Unsecured Notes, which was repaid on January 27, 2023. On July 5, 2018, we issued $50.0 million in aggregate principal amount of five year unsecured notes that matured on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On June 28, 2023, we caused notices to be issued to holders of our 2018B Unsecured Notes regarding the exercise of our option to repay all of our $50.0 million in aggregate principal amount of issued and outstanding 2018B Unsecured Notes, which was repaid on June 27, 2023. On April 30, 2019, we issued $116.5 million in aggregate principal amount of five year unsecured notes that mature on April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA (the "Fourth Supplement").

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
The 2017A Unsecured Notes bore interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year. The 2018A Unsecured Notes bore interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year. The 2018B Unsecured Notes bore interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year. The 2019A Unsecured Notes bear interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year. The 2022A Unsecured Notes bear interest at an annual rate of 5.900%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 14, 2022. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we have the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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
As of June 30, 2023 and December 31, 2022, the outstanding balance on the Unsecured Notes was $391.5 million and $531.5 million, respectively, and we were in compliance with the terms of the NPA as of such dates, as applicable.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Unsecured Notes for the three and six months ended June 30, 2023 and June 30, 2022.
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
As of June 30, 2023 and December 31, 2022, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of June 30,

2023 and December 31, 2022, SBIC II had regulatory capital of $75.0 million and $75.0 million, respectively, and $150.0 million and $150.0 million, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA regulations. SBICs are subject to SBA regulations that, among other things: require SBICs to invest in eligible small businesses and invest at least 25.0% of investment capital in eligible smaller enterprises (as defined by the SBA regulations), place certain limitations on the financing terms of investments, regulate the types of financing, prohibit investments in small businesses with certain characteristics or in certain industries and require capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of June 30, 2023 and December 31, 2022, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on our SBA-guaranteed debentures as of June 30, 2023 and costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2023 and June 30, 2022.
Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2023 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$574.3	$—	$574.3	$—	$—
Unsecured Notes(2)	391.5	116.5	200.0	75.0	—
Convertible Notes(3)	376.8	116.8	260.0	—	—
SBA-guaranteed debentures(4)	300.0	—	117.7	32.3	150.0
DB Credit Facility(5)	186.4	—	186.4	—	—
NMFC Credit Facility(6)	91.3	—	91.3	—	—
NMNLC Credit Facility II(7)	2.9	—	2.9	—	—
Total Contractual Obligations	$1,923.2	$233.3	$1,432.6	$107.3	$150.0

(1)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($574.3 million as of June 30, 2023) must be repaid on or before April 20, 2026. As of June 30, 2023, there was approximately $155.7 million of possible capacity remaining under the Holdings Credit Facility.
(2)$116.5 million of the 2019A Unsecured Notes will mature on April 30, 2024 unless earlier repurchased, $200.0 million of the 2021A Unsecured Notes will mature on January 29, 2026 unless earlier repurchased and $75.0 million of the 2022A Unsecured Notes will mature on June 15, 2027 unless earlier repurchased.
(3)The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us. The 2022 Convertible Notes will mature on October 15, 2025 unless earlier converted or purchased at the holder's option or redeemed by us.
(4)Our SBA-guaranteed debentures will begin to mature on March 1, 2025.
(5)Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($186.4 million as of June 30, 2023) must be repaid on or before March 25, 2026. As of June 30, 2023, there was approximately $93.6 million of possible capacity remaining under the DB Credit Facility.
(6)Under the terms of the $198.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($91.3 million, which included £22.9 million denominated in GBP and €0.7 million denominated in EUR that have been converted to U.S. dollars as of June 30, 2023) must be repaid on or before June 4, 2026. As of June 30, 2023, there was approximately $107.2 million of available capacity remaining under the NMFC Credit Facility.
(7)Under the terms of the NMNLC Credit Facility II, all outstanding borrowings under that facility must be repaid on or before November 1, 2024. As of June 30, 2023, the outstanding borrowings for all borrowers was $25.5 million, of which $2.9 million was outstanding for NMNLC.

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

Distributions and Dividends
Distributions declared and paid to stockholders for the six months ended June 30, 2023 totaled approximately $67.6 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2023
Second Quarter	April 25, 2023	June 16, 2023	June 30, 2023	$0.35	(2)
First Quarter	January 24, 2023	March 17, 2023	March 31, 2023	0.32
				$0.67
December 31, 2022
Fourth Quarter	November 2, 2022	December 16, 2022	December 30, 2022	$0.32
Third Quarter	August 3, 2022	September 16, 2022	September 30, 2022	0.30
Second Quarter	May 3, 2022	June 16, 2022	June 30, 2022	0.30
First Quarter	February 23, 2022	March 17, 2022	March 31, 2022	0.30
				$1.22
December 31, 2021
Fourth Quarter	October 27, 2021	December 16, 2021	December 30, 2021	$0.30
Third Quarter	July 29, 2021	September 16, 2021	September 30, 2021	0.30
Second Quarter	April 30, 2021	June 16, 2021	June 30, 2021	0.30
First Quarter	February 17, 2021	March 17, 2021	March 31, 2021	0.30
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
(2)Includes a regular quarterly distribution of $0.32 per share and a supplemental distribution related to Q1 earnings of $0.03 per share.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2023 approximately $0.5 million and $1.1 million, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of June 30, 2023, approximately $0.5 million of indirect administrative expenses were included in payable to affiliates. For the three and six months ended June 30, 2023, the reimbursement to the Administrator represented approximately 0.02% and 0.03%, respectively, of our gross assets.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA or SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2023, certain of the loans held in our portfolio had floating LIBOR, SONIA or SOFR interest rates. As of June 30, 2023, approximately 87.40% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR, SONIA or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 12.60% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR, SONIA or SOFR rates.
The following table estimates the potential changes in interest income, net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2023. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2023. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(1.94)%
Base Interest Rate	—%
+100 Basis Points	7.77%
+200 Basis Points	15.54%
+300 Basis Points	23.31%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of June 30, 2023. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2023 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 other than those set forth below.
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
Covenant-lite loans may offer us fewer protections than traditional investments.
Some of our debt investments may have less restrictive covenant terms that provide us with fewer protections, called "covenant-lite" loans, that generally provide for fewer financial covenants on the borrower. In particular, borrowers under such covenant-lite loans may have greater flexibility in how they manage their financial condition. As a result, we may face challenges in recovering on such covenant-lite loans, to the extent they go into distress, and may lack options that would normally be available to us as a lender under more traditional debt structures.
The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.
LIBOR, the London Interbank Offered Rate, is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to our portfolio companies.
The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom’s Financial Conduct Authority (“FCA”), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBORs, including USD LIBOR, except in very limited circumstances.
In the United States, the Secured Overnight Financing Rate (“SOFR”) is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding US. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.
Substantially all of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate (“CME Term SOFR”). CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month

CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the three months ended June 30, 2023.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the six months ended June 30, 2023, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 194,942 shares of our common stock for approximately $2.4 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the six months ended June 30, 2023.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2023	101,878	$12.46	—	$—
February 2023	—	—	—	—
March 2023	—	—	—	—
April 2023	93,064	12.30	—	—
May 2023	—	—	—	—
June 2023	—	—	—	—
Total	194,942	$12.38	—	$—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 22, 2022, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2023 or until $50.0 million of outstanding shares of common stock have been repurchased. To date, approximately $2.9 million of common stock has been repurchased by us under the Repurchase Program. We did not repurchase any shares of our common stock under the Repurchase Program during the six months ended June 30, 2023.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)On June 27, 2023, our board of directors appointed Barbara Daniel to serve as a director, effective July 1, 2023. Our board of directors also appointed Ms. Daniel to serve on the Audit Committee, Valuation Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the board of directors. Our board of directors further determined that Ms. Daniel is not an "interested person" under Section 2(a)(19) of the 1940 Act, and thus will be an independent director.
(b)None.
(c)For the period covered by this Quarterly Report on Form 10-Q, no director or officer has entered into any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of the our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6.     Exhibits
(a)Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(2)

3.1(b)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance Corporation(3)

3.2	Amended and Restated Bylaws of New Mountain Finance Corporation(2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation New Mountain Finance Corporation(4)

4.1	Form of Stock Certificate of New Mountain Finance Corporation(1)

10.1	Amendment No. 1, dated May 18, 2023, to Equity Distribution Agreement, dated November 3, 2021, between the Company and B. Riley Securities, Inc. and Raymond James & Associates, Inc.(5)

10.2
Amendment No. 6 to the Credit and Security Agreement, dated as of June 23, 2023, among NMFC Senior Loan Program III LLC, as borrower, New Mountain Finance Corporation, as collateral manager, and Citibank, N.A., as lender and administrative agent. *

10.3
Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of June 29, 2023, by and among New Mountain Finance Corporation, as the equityholder, New Mountain Finance DB, L.L.C., as the borrower, U.S. Bank Trust Company, National Association, as the collateral agent, U.S. Bank National Association, as the collateral custodian, and Deutsche Bank AG, New York Branch, as the facility agent, an agent and a lender, and the other agents and lenders party thereto.*

10.4
Amendment No. 1 to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 29, 2023, among New Mountain Finance Corporation, as borrower, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and syndication agent.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)Previously filed in connection with New Mountain Finance Corporation’s Quarterly Report on Form 10-Q filed on August 11, 2011.
(3)Previously filed in connection with New Mountain Finance Corporation's and New Mountain Finance AIV Holdings Corporation's Current Report on Form 8-K filed on August 25, 2011.
(4)Previously filed in connection with New Mountain Finance Corporation's Current Report on Form 8-K filed on April 3, 2019.
(5)Previously filed in connection with New Mountain Finance Corporation's Current Report on Form 8-K filed on May 19, 2023.

*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2023.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ JOHN R. KLINE
John R. Kline
President and Chief Executive Officer
(Principal Executive Officer), and Director

By:	/s/ LAURA C. HOLSON
Laura C. Holson
Chief Financial Officer (Principal Financial and
Accounting Officer), Chief Operating Officer and
Treasurer