Form 10-Q
period 2023-09-30
New Mountain Finance Corp
filed 2023-11-02
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	Shares as of November 2, 2023
Common stock, par value $0.01 per share	101,439,649

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,429,421 and $2,523,522, respectively)	$2,318,232	$2,400,425
Non-controlled/affiliated investments (cost of $105,889 and $85,971, respectively)	135,875	130,787
Controlled investments (cost of $633,409 and $650,474, respectively)	657,796	690,035
Total investments at fair value (cost of $3,168,719 and $3,259,967, respectively)	3,111,903	3,221,247
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	16,500	16,539
Cash and cash equivalents	83,265	71,190
Interest and dividend receivable	45,602	36,154
Other assets	22,316	9,797
Total assets	$3,279,586	$3,354,927
Liabilities
Borrowings
Holdings Credit Facility	$569,563	$618,963
Unsecured Notes	391,500	531,500
SBA-guaranteed debentures	300,000	300,000
Convertible Notes	260,236	316,853
NMFC Credit Facility	192,115	40,359
DB Credit Facility	186,400	186,400
NMNLC Credit Facility II	2,858	3,785
Deferred financing costs (net of accumulated amortization of $52,507 and $47,531, respectively)	(13,515)	(17,199)
Net borrowings	1,889,157	1,980,661
Interest payable	23,202	19,627
Management fee payable	10,321	10,524
Incentive fee payable	10,169	6,296
Payable for unsettled securities purchased	4,678	—
Deferred tax liability	2,790	8,487
Payable to affiliates	256	78
Other liabilities	2,319	3,063
Total liabilities	1,942,892	2,028,736
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, and 101,439,649 and 100,937,026 shares issued and outstanding, respectively	1,014	1,009
Paid in capital in excess of par	1,312,352	1,305,945
Accumulated undistributed earnings	11,652	7,519
Total net assets of New Mountain Finance Corporation	$1,325,018	$1,314,473
Non-controlling interest in New Mountain Net Lease Corporation	11,676	11,718
Total net assets	$1,336,694	$1,326,191
Total liabilities and net assets	$3,279,586	$3,354,927
Number of shares outstanding	101,439,649	100,937,026
Net asset value per share of New Mountain Finance Corporation	$13.06	$13.02
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$63,892	$49,401	$189,299	$127,934
PIK interest income	4,061	2,688	11,772	8,924
Dividend income	49	9	143	144
Non-cash dividend income	4,458	3,837	12,929	10,111
Other income	791	1,517	3,395	7,435
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	884	270	1,576	788
PIK interest income	265	264	1,370	773
Non-cash dividend income	1,173	1,042	3,417	3,036
Other income	63	62	189	187
From controlled investments:
Interest income (excluding PIK interest income)	1,351	2,914	4,038	6,285
PIK interest income	3,591	3,241	11,665	12,296
Dividend income	11,041	9,867	34,179	32,183
Non-cash dividend income	1,357	1,116	3,879	3,191
Other income	1,373	2,221	3,943	7,235
Total investment income	94,349	78,449	281,794	220,522
Expenses
Interest and other financing expenses	31,425	24,648	93,921	63,957
Management fee	11,334	11,717	34,549	35,040
Incentive fee	10,169	8,202	29,748	23,605
Administrative expenses	995	881	2,996	3,022
Professional fees	850	775	2,818	2,529
Other general and administrative expenses	542	545	1,543	1,540
Total expenses	55,315	46,768	165,575	129,693
Less: management fee waived (See Note 5)	(1,013)	(1,115)	(3,172)	(3,349)
Less: expenses waived and reimbursed (See Note 5)	—	—	—	(238)
Net expenses	54,302	45,653	162,403	126,106
Net investment income before income taxes	40,047	32,796	119,391	94,416
Income tax (benefit) expense	(627)	(13)	401	(5)
Net investment income	40,674	32,809	118,990	94,421
Net realized gains (losses):
Non-controlled/non-affiliated investments	113	(239)	(8,509)	(903)
Controlled investments	4,560	17	16,413	36,371
Foreign currency	—	(166)	13	219
Net change in unrealized (depreciation) appreciation:
Non-controlled/non-affiliated investments	12,419	(31,944)	11,664	(56,975)
Non-controlled/affiliated investments	(14,815)	(13,381)	(14,830)	377
Controlled investments	(14,483)	20,398	(15,174)	(11,036)
Securities purchased under collateralized agreements to resell	—	—	(39)	(2,021)
Foreign currency	(60)	(10)	(5)	(625)
Benefit (provision) for taxes	291	30	66	(127)
Net realized and unrealized losses	(11,975)	(25,295)	(10,401)	(34,720)
Net increase in net assets resulting from operations	28,699	7,514	108,589	59,701
Less: Net (increase) decrease in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(3)	191	(490)	150
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	$28,696	$7,705	$108,099	$59,851
Basic earnings per share	$0.28	$0.08	$1.07	$0.60
Weighted average shares of common stock outstanding - basic (See Note 11)	100,954,898	100,830,075	100,943,049	99,955,432
Diluted earnings per share	$0.27	$0.08	$0.98	$0.59
Weighted average shares of common stock outstanding - diluted (See Note 11)	123,183,269	114,087,660	124,595,709	113,213,017
Distributions declared and paid per share	$0.36	$0.30	$1.03	$0.90
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Increase (decrease) in net assets resulting from operations:
Net investment income	$40,674	$32,809	$118,990	$94,421
Net realized gains (losses) on investments and foreign currency	4,673	(388)	7,917	35,687
Net change in unrealized depreciation of investments and foreign currency	(16,939)	(24,937)	(18,345)	(68,259)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	—	(39)	(2,021)
Benefit (provision) for taxes	291	30	66	(127)
Net increase in net assets resulting from operations	28,699	7,514	108,589	59,701
Less: Net (increase) decrease in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation ("NMNLC")	(3)	191	(490)	150
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	28,696	7,705	108,099	59,851
Capital transactions
Net proceeds from shares sold	6,625	2,955	6,625	40,006
Offering costs	(66)	(34)	(213)	(160)
Distributions declared to stockholders from net investment income	(36,338)	(30,281)	(103,966)	(90,085)
Reinvestment of distributions	—	—	—	1,098
Total net decrease in net assets resulting from capital transactions	(29,779)	(27,360)	(97,554)	(49,141)
Net (decrease) increase in net assets	(1,083)	(19,655)	10,545	10,710
New Mountain Finance Corporation net assets at the beginning of the period	1,326,101	1,351,610	1,314,473	1,321,245
New Mountain Finance Corporation net assets at the end of the period	1,325,018	1,331,955	1,325,018	1,331,955
Non-controlling interest in NMNLC	11,676	13,143	11,676	13,143
Net assets at the end of the period	$1,336,694	$1,345,098	$1,336,694	$1,345,098

Capital share activity
Shares sold	502,623	220,098	502,623	2,950,300
Shares issued from the reinvestment of distributions	—	—	—	79,285
Net increase in shares outstanding	502,623	220,098	502,623	3,029,585

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$108,589	$59,701
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	(7,904)	(35,468)
Net realized gains on translation of assets and liabilities in foreign currencies	(13)	(219)
Net change in unrealized depreciation of investments	18,340	67,634
Net change in unrealized depreciation on translation of assets and liabilities in foreign currencies	5	625
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	39	2,021
Amortization of purchase discount	(4,082)	(4,437)
Amortization of deferred financing costs	5,002	5,082
Amortization of premium on Convertible Notes	(101)	(77)
Non-cash investment income	(42,456)	(35,585)
Decrease (Increase) in operating assets:
Purchase of investments and delayed draw facilities	(140,568)	(526,743)
Proceeds from sales and paydowns of investments	282,741	466,516
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	110	321
Cash paid for purchase of drawn portion of revolving credit facilities	—	(185)
Cash paid on drawn revolvers	(20,865)	(30,438)
Cash repayments on drawn revolvers	24,270	33,589
Interest and dividend receivable	(9,429)	(3,050)
Other assets	(12,408)	(275)
Increase (decrease) in operating liabilities:
Management fee payable	(203)	438
Incentive fee payable	3,873	699
Payable for unsettled securities purchased	4,678	(7,910)
Payable to affiliates	178	(281)
Interest payable	3,575	(5,174)
Deferred tax liability	(5,697)	127
Other liabilities	(628)	4,240
Net cash flows provided by (used in) operating activities	207,046	(8,849)
Cash flows from financing activities
Net proceeds from shares sold	6,625	40,006
Offering costs paid	(306)	(132)
Distributions paid	(103,966)	(88,987)
Proceeds from Holdings Credit Facility	109,600	164,400
Repayment of Holdings Credit Facility	(159,000)	(79,000)
Proceeds from Convertible Notes	60,300	—
Repayment of Convertible Notes	(116,816)	—
Proceeds from Unsecured Notes	—	75,000
Repayment of Unsecured Notes	(140,000)	(55,000)
Proceeds from NMFC Credit Facility	348,500	162,707
Repayment of NMFC Credit Facility	(197,000)	(158,000)
Proceeds from DB Credit Facility	8,000	108,600
Repayment of DB Credit Facility	(8,000)	(148,500)
Proceeds from NMNLC Credit Facility II	5,750	2,934
Repayment of NMNLC Credit Facility II	(6,677)	(15,200)
Contributions related to non-controlling interest in NMNLC	—	124
Distributions related to non-controlling interest in NMNLC	(532)	(8,197)
Deferred financing costs paid	(1,450)	(710)
Net cash flows (used in) provided by financing activities	(194,972)	45
Net increase (decrease) in cash and cash equivalents	12,074	(8,804)
Effect of foreign exchange rate changes on cash and cash equivalents	1	(354)
Cash and cash equivalents at the beginning of the period	71,190	58,077
Cash and cash equivalents at the end of the period	$83,265	$48,919
Supplemental disclosure of cash flow information
Cash interest paid	$84,116	$63,006
Income taxes paid	6,808	74
Non-cash operating activities:
Non-cash activity on investments	$15,772	$—
Non-cash financing activities:
Value of shares reissued from repurchase program in connection with the distribution reinvestment plan	$—	$1,098
Accrual for offering costs	104	30
Accrual for deferred financing costs	2	15

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(15)(18) - Drawn	SOFR(M)	5.50%	10.92%	12/2021	12/2027	$20,851	$20,714	$20,601
	First lien (8)(15)	SOFR(M)	5.50%	10.92%	12/2021	12/2027	20,478	20,323	20,232
	First lien (4)(15)	SOFR(M)	5.50%	10.92%	01/2022	12/2027	9,723	9,649	9,606
	First lien (4)(15)(18) - Drawn	SOFR(M)	5.50%	10.92%	12/2021	12/2027	6,765	6,720	6,684
	Subordinated (3)(15)	FIXED(Q)*	11.50%/PIK	11.50%	12/2021	12/2031	13,616	13,467	12,831
	Subordinated (4)(15)	FIXED(Q)*	11.50%/PIK	11.50%	01/2022	12/2031	5,340	5,281	5,032
								76,154	74,986	5.61%
PhyNet Dermatology LLC
Healthcare	First lien (2)(15)	SOFR(M)	6.25%	11.65%	09/2018	08/2024	48,941	48,855	48,941
	First lien (2)(15)	SOFR(M)	6.25%	11.68%	09/2018	08/2024	18,514	18,521	18,514
								67,376	67,455	5.05%
Knockout Intermediate Holdings I Inc. (33)
Kaseya Inc.
Software	First lien (2)(15)	SOFR(Q)*	3.75% + 2.50%/PIK	11.62%	06/2022	06/2029	63,229	62,820	63,229
	First lien (3)(15)(18) - Drawn	SOFR(M)*	3.75% + 2.50%/PIK	11.57%	06/2022	06/2029	969	962	969
	First lien (3)(15)(18) - Drawn	SOFR(Q)*	3.75% + 2.50%/PIK	11.62%	06/2022	06/2029	235	261	235
								64,043	64,433	4.82%
Associations, Inc.
Business Services	First lien (2)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	12.03%	07/2021	07/2027	36,468	36,356	36,468
	First lien (2)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	12.17%	07/2021	07/2027	8,980	8,948	8,980
	First lien (8)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	12.14%	07/2021	07/2027	8,979	8,947	8,979
	First lien (8)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	12.13%	07/2021	07/2027	5,422	5,405	5,422
	First lien (8)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	12.05%	07/2021	07/2027	4,313	4,299	4,313
								63,955	64,162	4.80%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

GC Waves Holdings, Inc.
Financial Services	First lien (2)(15)	SOFR(M)	6.00%	11.42%	08/2021	08/2028	$40,371	$40,097	$40,371
	First lien (5)(15)	SOFR(M)	6.00%	11.42%	08/2021	08/2028	21,720	21,643	21,720
	First lien (2)(15)(18) - Drawn	SOFR(M)	6.00%	11.42%	10/2019	08/2028	356	353	356
								62,093	62,447	4.67%
GS Acquisitionco, Inc.
Software	First lien (2)(15)	SOFR(Q)	5.75%	11.29%	08/2019	05/2026	34,112	34,029	34,112
	First lien (5)(15)	SOFR(Q)	5.75%	11.29%	08/2019	05/2026	21,577	21,528	21,577
								55,557	55,689	4.17%
CentralSquare Technologies, LLC
Software	Second lien (3)	SOFR(Q)	7.50%	13.04%	08/2018	08/2026	47,838	47,561	42,993
	Second lien (8)	SOFR(Q)	7.50%	13.04%	08/2018	08/2026	7,500	7,456	6,740
								55,017	49,733	3.72%
Brave Parent Holdings, Inc.
Software	Second lien (5)(15)	SOFR(Q)	7.50%	12.97%	04/2018	04/2026	22,500	22,454	22,500
	Second lien (2)(15)	SOFR(Q)	7.50%	12.97%	04/2018	04/2026	16,624	16,556	16,624
	Second lien (8)(15)	SOFR(Q)	7.50%	12.97%	04/2018	04/2026	6,000	5,975	6,000
								44,985	45,124	3.38%
IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(15)	SOFR(M)	5.75%	11.17%	07/2021	07/2028	18,755	18,650	18,755
	First lien (8)(15)	SOFR(M)	5.75%	11.17%	07/2022	07/2028	7,864	7,798	7,864
	Subordinated (3)(15)	SOFR(Q)	8.25%	13.74%	07/2022	07/2029	17,245	17,054	17,245
								43,502	43,864	3.28%
iCIMS, Inc.
Software	First lien (8)	SOFR(Q)*	3.88%/PIK + 3.38%	12.63%	08/2022	08/2028	30,481	30,258	30,176
	First lien (2)	SOFR(Q)	7.25%	12.63%	10/2022	08/2028	7,366	7,309	7,292
	First lien (2)	SOFR(Q)*	3.88%/PIK + 3.38%	12.63%	09/2023	08/2028	4,725	4,678	4,678
	First lien (3)(18) - Drawn	SOFR(Q)	6.75%	12.14%	08/2022	08/2028	471	467	466
								42,712	42,612	3.19%
Deca Dental Holdings LLC
Healthcare	First lien (2)(15)	SOFR(Q)	5.75%	11.24%	08/2021	08/2028	37,573	37,288	36,431
	First lien (3)(15)	SOFR(Q)	5.75%	11.24%	08/2021	08/2028	3,955	3,924	3,835
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.75%	11.24%	08/2021	08/2027	2,018	1,998	1,957
								43,210	42,223	3.16%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

MRI Software LLC
Software	First lien (5)(15)	SOFR(Q)	5.50%	10.99%	01/2020	02/2026	$21,711	$21,662	$21,502
	First lien (3)(15)	SOFR(Q)	5.50%	10.99%	03/2021	02/2026	7,690	7,674	7,616
	First lien (2)(15)	SOFR(Q)	5.50%	10.99%	03/2021	02/2026	4,580	4,573	4,536
	First lien (2)(15)	SOFR(Q)	5.50%	10.99%	01/2020	02/2026	3,148	3,141	3,118
	First lien (3)(15)	SOFR(Q)	5.50%	10.99%	01/2020	02/2026	803	801	796
								37,851	37,568	2.81%
Recorded Future, Inc.
Software	First lien (8)(15)	SOFR(S)	5.25%	10.69%	08/2019	07/2025	24,282	24,197	24,282
	First lien (2)(15)	SOFR(S)	5.25%	10.69%	03/2021	07/2025	12,556	12,510	12,556
								36,707	36,838	2.76%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (8)(15)	SOFR(M)	5.75%	11.17%	10/2021	10/2028	21,902	21,733	21,541
	First lien (2)(15)	SOFR(M)	5.75%	11.17%	10/2021	10/2028	14,812	14,697	14,568
								36,430	36,109	2.70%
OEC Holdco, LLC (22)
OEConnection LLC
Software	Second lien (2)(15)	SOFR(M)	7.00%	12.42%	12/2021	09/2027	23,406	23,231	23,406
	Second lien (2)(15)	SOFR(M)	7.00%	12.42%	09/2019	09/2027	12,044	11,973	12,044
								35,204	35,450	2.65%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First lien (2)(15)	SOFR(S)	5.75%	10.78%	08/2021	10/2027	18,806	18,760	18,806
	First lien (2)(15)(18) - Drawn	SOFR(Q)	5.75%	10.65%	05/2022	10/2027	11,135	11,122	11,135
	First lien (2)(15)	SOFR(Q)	5.75%	11.26%	01/2022	10/2027	1,244	1,235	1,245
	First lien (2)(15)	SOFR(S)	5.75%	10.67%	01/2022	10/2027	834	828	834
	Subordinated (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	05/2023	05/2033	3,333	3,284	3,283
								35,229	35,303	2.64%
Foreside Financial Group, LLC
Business Services	First lien (2)(15)	SOFR(Q)	5.25%	10.82%	05/2022	09/2027	33,783	33,515	33,783
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.25%	10.79%	05/2022	09/2027	545	539	545
	First lien (3)(15)	SOFR(Q)	5.25%	10.82%	05/2022	09/2027	278	275	278
								34,329	34,606	2.59%
KAMC Holdings, Inc.
Business Services	Second lien (2)(15)	SOFR(Q)	8.00%	13.64%	08/2019	08/2027	18,750	18,668	17,038
	Second lien (8)(15)	SOFR(Q)	8.00%	13.64%	08/2019	08/2027	18,750	18,668	17,038
								37,336	34,076	2.55%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Diamond Parent Holdings Corp. (28)
Diligent Corporation
Software	First lien (2)(15)	SOFR(Q)	5.75%	11.27%	03/2021	08/2025	$17,449	$17,408	$16,940
	First lien (2)(15)	SOFR(Q)	5.75%	11.27%	03/2021	08/2025	9,730	9,708	9,446
	First lien (3)(15)	SOFR(Q)	6.25%	11.77%	12/2018	08/2025	5,783	5,768	5,637
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.25%	11.77%	03/2021	08/2025	1,486	1,478	1,449
								34,362	33,472	2.50%
Granicus, Inc.
Software	First lien (4)(15)	SOFR(Q)*	5.50% + 1.50%/PIK	12.47%	01/2021	01/2027	15,443	15,371	15,443
	First lien (8)(15)	SOFR(Q)*	5.50% + 1.50%/PIK	12.47%	01/2021	01/2027	5,974	5,945	5,974
	First lien (2)(15)	SOFR(Q)*	5.50% + 1.50%/PIK	12.47%	01/2021	01/2027	5,892	5,864	5,892
	First lien (2)(15)	SOFR(Q)	6.00%	11.47%	04/2021	01/2027	4,554	4,521	4,554
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.50%	11.96%	01/2021	01/2027	1,110	1,102	1,110
								32,803	32,973	2.47%
EAB Global, Inc.
Education	Second lien (2)(15)	L(S)	6.50%	11.95%	08/2021	08/2029	33,452	33,051	32,870
IG Investments Holdings, LLC
Business Services	First lien (2)(15)	SOFR(Q)	6.00%	11.45%	09/2021	09/2028	28,912	28,690	28,528
	First lien (2)(15)	SOFR(Q)	6.00%	11.47%	02/2022	09/2028	4,225	4,207	4,168
								32,897	32,696	2.45%
TigerConnect, Inc.
Healthcare	First lien (8)(15)	SOFR(Q)*	3.38% + 3.38%/PIK	12.27%	02/2022	02/2028	29,868	29,634	29,408
	First lien (2)(15)(18) - Drawn	SOFR(Q)*	3.38% + 3.38%/PIK	12.27%	02/2022	02/2028	1,087	1,087	1,071
								30,721	30,479	2.28%
OA Topco, L.P. (32)
OA Buyer, Inc.
Healthcare	First lien (2)(15)	SOFR(M)	5.50%	10.82%	12/2021	12/2028	27,778	27,555	27,778
	First lien (2)(15)	SOFR(M)	5.50%	10.82%	05/2022	12/2028	1,758	1,744	1,758
								29,299	29,536	2.21%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (2)(15)	SOFR(Q)	5.50%	11.04%	02/2022	02/2028	22,153	22,067	22,153
	First lien (2)(15)	SOFR(Q)	5.50%	11.04%	02/2022	02/2028	6,164	6,136	6,164
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.50%	11.04%	02/2022	02/2028	770	810	770
								29,013	29,087	2.18%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Foundational Education Group, Inc.
Education	Second lien (5)(15)	SOFR(Q)	6.50%	12.13%	08/2021	08/2029	$22,500	$22,409	$21,971
	Second lien (2)(15)	SOFR(Q)	6.50%	12.13%	08/2021	08/2029	7,009	6,989	6,844
								29,398	28,815	2.16%
NMC Crimson Holdings, Inc.
Healthcare	First lien (8)(15)	SOFR(Q)	6.09%	11.49%	03/2021	03/2028	19,259	19,058	18,908
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.09%	11.64%	03/2021	03/2028	5,012	4,991	4,921
	First lien (2)(15)	SOFR(Q)	6.09%	11.49%	03/2021	03/2028	4,913	4,861	4,824
								28,910	28,653	2.14%
Fortis Solutions Group, LLC
Packaging	First lien (2)(15)	SOFR(Q)	5.50%	11.04%	10/2021	10/2028	17,397	17,257	17,205
	First lien (8)(15)	SOFR(Q)	5.50%	11.04%	10/2021	10/2028	10,118	10,040	10,006
	First lien (3)(15)	SOFR(Q)	5.50%	11.04%	10/2021	10/2028	868	861	859
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.50%	10.99%	06/2022	10/2028	313	310	309
	First lien (3)(15)	SOFR(Q)	5.50%	10.99%	10/2021	10/2028	81	80	80
								28,548	28,459	2.13%
Syndigo LLC
Software	Second lien (4)(15)	SOFR(Q)	8.00%	13.67%	12/2020	12/2028	22,500	22,375	21,652
	Second lien (2)(15)	SOFR(Q)	8.00%	13.67%	02/2022	12/2028	5,697	5,709	5,482
								28,084	27,134	2.03%
ACI Parent Inc. (29)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(15)	SOFR(M)	5.50%	10.92%	08/2021	08/2028	22,080	21,916	21,606
	First lien (3)(15)	SOFR(M)	5.50%	10.92%	08/2021	08/2028	3,913	3,879	3,829
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.50%	10.92%	08/2021	08/2028	883	874	864
								26,669	26,299	1.97%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)(15)	SOFR(M)	7.25%	12.67%	08/2018	08/2026	18,266	18,235	18,256
	Second lien (8)(15)	SOFR(M)	7.25%	12.67%	08/2018	08/2026	7,500	7,487	7,496
								25,722	25,752	1.93%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)(15)	SOFR(S)	6.75%	12.35%	11/2019	11/2027	22,500	22,427	21,546
	Second lien (2)(15)	SOFR(S)	6.75%	12.35%	11/2019	11/2027	4,208	4,183	4,030
								26,610	25,576	1.91%
DOCS, MSO, LLC
Healthcare	First lien (8)(15)	SOFR(M)	5.75%	11.18%	06/2022	06/2028	18,619	18,619	18,325
	First lien (4)(15)	SOFR(M)	5.75%	11.18%	06/2022	06/2028	6,973	6,973	6,863
								25,592	25,188	1.88%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Idera, Inc.
Software	Second lien (4)(15)	SOFR(Q)	6.75%	12.27%	06/2019	03/2029	$22,500	$22,265	$22,194
	Second lien (3)(15)	SOFR(Q)	6.75%	12.27%	04/2021	03/2029	3,000	2,989	2,959
								25,254	25,153	1.88%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(15)	SOFR(Q)	3.50%	9.17%	06/2019	08/2024	16,269	15,752	11,777
	First lien (8)(15)	SOFR(Q)	3.50%	9.17%	10/2019	08/2024	15,691	15,058	11,359
								30,810	23,136	1.73%
Xactly Corporation
Software	First lien (4)(15)	SOFR(Q)	7.25%	12.77%	07/2017	07/2025	22,500	22,469	22,500	1.68%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)	SOFR(M)	8.25%	13.68%	07/2018	07/2026	21,959	21,933	21,962	1.64%
Bullhorn, Inc.
Software	First lien (2)(15)	SOFR(Q)	5.75%	11.24%	09/2019	09/2026	16,530	16,470	16,530
	First lien (2)(15)	SOFR(Q)	5.75%	11.24%	10/2021	09/2026	3,416	3,410	3,416
	First lien (2)(15)	SOFR(Q)	5.75%	11.24%	09/2019	09/2026	765	761	765
	First lien (2)(15)	SOFR(Q)	5.75%	11.24%	09/2019	09/2026	343	341	343
	First lien (2)(15)	SOFR(Q)	5.75%	11.24%	09/2019	09/2026	273	272	273
								21,254	21,327	1.60%
FS WhiteWater Holdings, LLC (30)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(15)	SOFR(Q)	5.75%	11.29%	12/2021	12/2027	10,316	10,239	10,145
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.00%	11.54%	07/2022	12/2027	4,145	4,122	4,110
	First lien (5)(15)	SOFR(Q)	5.75%	11.31%	12/2021	12/2027	3,463	3,434	3,405
	First lien (5)(15)	SOFR(Q)	5.75%	11.29%	12/2021	12/2027	3,441	3,415	3,384
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.75%	11.22%	12/2021	12/2027	140	139	138
								21,349	21,182	1.58%
YLG Holdings, Inc.
Business Services	First lien (5)(15)	SOFR(Q)	5.00%	10.47%	11/2019	10/2025	17,723	17,688	17,552
	First lien (5)(15)	SOFR(Q)	5.00%	10.47%	11/2019	10/2025	2,308	2,303	2,285
	First lien (5)(15)(18) - Drawn	SOFR(Q)	5.00%	10.48%	10/2021	10/2025	1,203	1,193	1,191
								21,184	21,028	1.57%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

AAC Lender Holdings, LLC (27)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(15)	SOFR(M) (35)*	5.75%/PIK + 0.50%	11.68%	09/2015	09/2026	$29,879	$29,842	$20,586
	First lien (3)(15)	SOFR(M) (35)*	13.50%/PIK + 0.50%	19.43%	06/2021	09/2026	1,527	1,527	—
	Subordinated (3)(15)	SOFR(Q) (35)*	1.00%/PIK	7.54%	03/2021	09/2026	5,230	—	—
								31,369	20,586	1.54%
Convey Health Solutions, Inc.
Healthcare	First lien (4)(15)	SOFR(Q)	5.25%	10.74%	09/2019	09/2026	19,070	18,968	16,826
	First lien (4)(15)	SOFR(Q)	5.25%	10.74%	02/2022	09/2026	3,184	3,152	2,810
								22,120	19,636	1.47%
Cardinal Parent, Inc.
Software	First lien (4)	SOFR(Q)	4.50%	10.04%	10/2020	11/2027	11,883	11,825	10,813
	Second lien (4)(15)	SOFR(Q)	7.75%	13.29%	11/2020	11/2028	9,767	9,696	8,811
								21,521	19,624	1.47%
MED Parentco, LP
Healthcare	Second lien (8)(15)	SOFR(M)	8.25%	13.68%	08/2019	08/2027	20,857	20,765	19,585	1.47%
Notorious Topco, LLC
Consumer Products	First lien (8)(15)	SOFR(Q)	6.75%	12.27%	11/2021	11/2027	9,975	9,919	9,192
	First lien (8)(15)	SOFR(Q)	6.75%	12.27%	05/2022	11/2027	9,850	9,791	9,077
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.75%	12.27%	11/2021	11/2027	869	867	801
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.75%	12.27%	11/2021	05/2027	59	58	54
								20,635	19,124	1.43%
Pioneer Topco I, L.P. (31)
Pioneer Buyer I, LLC
Software	First lien (8)(15)	SOFR(Q)*	7.00%/PIK	12.39%	11/2021	11/2028	16,292	16,185	16,292
	First lien (8)(15)	SOFR(Q)*	7.00%/PIK	12.39%	03/2022	11/2028	2,233	2,216	2,233
								18,401	18,525	1.39%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(15)	L(S)	5.25%	10.62%	06/2021	06/2027	15,382	15,277	15,382
	First lien (2)(15)(18) - Drawn	SOFR(S)	5.75%	11.27%	06/2021	06/2027	3,095	3,071	3,095
								18,348	18,477	1.38%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)	SOFR(M)	6.75%	12.18%	03/2021	03/2029	20,313	20,273	18,047	1.35%
Groundworks, LLC
Consumer Services	First lien (4)(15)	SOFR(Q)	6.50%	11.81%	03/2023	03/2030	18,216	17,957	17,943	1.34%
Avalara, Inc.
Software	First lien (8)(15)	SOFR(Q)	7.25%	12.64%	10/2022	10/2028	17,198	17,008	17,198	1.29%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (5)(15)	SOFR(Q)	6.00%	11.52%	03/2020	02/2026	$13,689	$13,657	$13,689
	First lien (5)(15)	SOFR(Q)	8.00%	13.57%	10/2020	08/2026	2,463	2,450	2,463
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.00%	11.50%	03/2020	02/2025	709	706	709
								16,813	16,861	1.26%
Oranje Holdco, Inc.
Education	First lien (8)(15)	SOFR(Q)	7.75%	13.12%	02/2023	02/2029	7,440	7,354	7,440
	First lien (2)(15)	SOFR(Q)	7.75%	13.12%	02/2023	02/2029	7,440	7,354	7,440
								14,708	14,880	1.11%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(15)	SOFR(M)	5.25%	10.68%	02/2020	02/2026	14,837	14,804	14,837	1.11%
Coupa Holdings, LLC
Software	First lien (2)(15)	SOFR(M)	7.50%	12.82%	02/2023	02/2030	7,230	7,145	7,230
	First lien (8)(15)	SOFR(M)	7.50%	12.82%	02/2023	02/2030	7,230	7,145	7,230
								14,290	14,460	1.08%
New Trojan Parent, Inc.
Healthcare	Second lien (2)(15)	SOFR(M)	7.25%	12.68%	01/2021	01/2029	26,762	26,663	14,192	1.06%
Daxko Acquisition Corporation
Software	First lien (8)(15)	SOFR(M)	5.50%	10.92%	10/2021	10/2028	13,044	12,943	12,823
	First lien (2)(15)	SOFR(M)	5.50%	10.92%	10/2021	10/2028	1,099	1,090	1,080
	First lien (3)(15)(18) - Drawn	P(Q)	4.50%	13.00%	10/2021	10/2027	123	122	121
								14,155	14,024	1.05%
Castle Management Borrower LLC
Business Services	First lien (8)(15)	SOFR(Q)	6.50%	12.13%	05/2018	02/2025	13,845	13,832	13,845	1.04%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(15)	SOFR(Q)	6.00%	11.36%	05/2022	05/2029	12,877	12,767	12,592
	First lien (3)(15)(18) - Drawn	SOFR(S)	6.00%	11.04%	05/2022	05/2029	832	847	814
	First lien (3)(15)(18) - Drawn	SOFR(S)	6.00%	11.42%	05/2022	05/2028	248	245	242
								13,859	13,648	1.02%
Alegeus Technologies Holdings Corp.
Healthcare	First lien (8)(15)	SOFR(S)	8.25%	13.36%	09/2018	09/2024	13,444	13,430	13,444	1.01%
Calabrio, Inc.
Software	First lien (5)(15)	SOFR(M)	7.13%	12.44%	04/2021	04/2027	12,347	12,286	12,040
	First lien (3)(15)(18) - Drawn	SOFR(M)	7.13%	12.45%	04/2021	04/2027	850	843	829
								13,129	12,869	0.96%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

CFS Management, LLC
Healthcare	First lien (2)(15)	SOFR(Q)*	6.25% + 0.75%/PIK	12.65%	08/2019	07/2024	$11,195	$11,185	$9,912
	First lien (2)(15)	SOFR(Q)*	6.25% + 0.75%/PIK	12.65%	08/2019	07/2024	3,335	3,331	2,953
								14,516	12,865	0.96%
USRP Holdings, Inc.
Business Services	First lien (2)(15)	SOFR(Q)	5.75%	11.29%	07/2021	07/2027	11,226	11,148	11,226
	First lien (3)(15)	SOFR(Q)	5.75%	11.29%	07/2021	07/2027	1,462	1,451	1,462
								12,599	12,688	0.95%
CHA Holdings, Inc.
Business Services	Second lien (4)(15)	SOFR(Q)	8.75%	14.40%	04/2018	04/2026	7,012	6,983	7,012
	Second lien (3)(15)	SOFR(Q)	8.75%	14.40%	04/2018	04/2026	4,453	4,434	4,454
								11,417	11,466	0.86%
Vectra Co.
Business Products	Second lien (8)	SOFR(M)	7.25%	12.68%	02/2018	03/2026	10,788	10,772	10,788	0.81%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(15)	L(S)	8.00%	13.73%	06/2017	05/2025	14,500	14,445	10,436	0.78%
Specialtycare, Inc.
Healthcare	First lien (2)(15)	L(Q)	5.75%	11.28%	06/2021	06/2028	10,379	10,275	10,032
	First lien (3)(15)	SOFR(Q)	5.75%	11.32%	06/2021	06/2028	78	76	75
								10,351	10,107	0.76%
Quartz Holding Company
Software	Second lien (3)(15)	SOFR(M)	8.00%	13.42%	04/2019	04/2027	10,000	9,894	10,000	0.75%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(15)	SOFR(Q)*	6.75% + 2.00%/PIK	14.14%	07/2021	07/2027	8,381	8,318	7,940
	First lien (3)(15)(18) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	14.07%	07/2021	07/2026	930	920	881
								9,238	8,821	0.66%
Anaplan, Inc.
Software	First lien (2)(15)	SOFR(M)	6.50%	11.82%	06/2022	06/2029	8,618	8,543	8,618	0.64%
KPSKY Acquisition Inc.
Business Services	First lien (8)(15)	SOFR(Q)	5.25%	10.72%	10/2021	10/2028	6,915	6,862	6,915
	First lien (2)(15)(18) - Drawn	SOFR(Q)	5.25%	10.71%	06/2022	10/2028	826	818	826
	First lien (2)(15)	SOFR(Q)	5.25%	10.63%	10/2021	10/2028	792	786	792
								8,466	8,533	0.64%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(15)	SOFR(Q)	—	—	05/2013	—	14,500	14,500	7,975	0.60%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second lien (2)(15)	SOFR(M)	6.75%	12.18%	11/2021	12/2029	7,950	7,917	7,672	0.57%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

PPV Intermediate Holdings, LLC
Consumer Services	First lien (4)(15)	SOFR(Q)	5.75%	11.17%	08/2022	08/2029	$7,514	$7,447	$7,514	0.56%
DS Admiral Bidco, LLC
Software	First lien (2)(15)	SOFR(Q)	7.00%	12.39%	12/2022	03/2028	7,491	7,391	7,491	0.56%
Safety Borrower Holdings LLC
Software	First lien (2)(15)	L(S)	5.25%	10.95%	09/2021	09/2027	6,922	6,897	6,922
	First lien (3)(15)(18) - Drawn	P(Q)	4.25%	12.75%	09/2021	09/2027	256	255	256
								7,152	7,178	0.54%
DCA Investment Holding, LLC
Healthcare	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.50%	11.89%	12/2022	04/2028	3,878	3,823	3,774
	First lien (2)(15)	SOFR(Q)	6.41%	11.80%	03/2021	04/2028	3,261	3,247	3,163
								7,070	6,937	0.52%
Community Brands ParentCo, LLC
Software	First lien (2)(15)	SOFR(Q)	5.50%	11.02%	02/2022	02/2028	7,109	7,052	6,934	0.52%
Sierra Enterprises, LLC
Food & Beverage	First lien (3)(15)	SOFR(Q)*	4.25%/PIK + 2.50%	12.12%	06/2023	05/2027	7,272	5,542	6,740	0.50%
Sun Acquirer Corp.
Consumer Services	First lien (2)(15)	SOFR(M)	5.75%	11.18%	09/2021	09/2028	3,955	3,928	3,868
	First lien (2)(15)	SOFR(M)	5.75%	11.18%	09/2021	09/2028	2,795	2,763	2,732
								6,691	6,600	0.49%
Appriss Health Holdings, Inc. (23)
Appriss Health, LLC
Healthcare	First lien (8)(15)	SOFR(Q)	6.75%	12.23%	05/2021	05/2027	6,203	6,163	6,203	0.46%
Virtusa Corporation
Business Services	Subordinated (3)	FIXED(S)	7.13%	7.13%	10/2022	12/2028	7,000	5,589	5,661	0.42%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (2)(15)	SOFR(Q)	5.50%	11.04%	11/2021	11/2027	5,122	5,082	5,096	0.38%
CommerceHub, Inc.
Software	First lien (3)(15)	SOFR(Q)	6.25%	11.77%	06/2023	12/2027	3,970	3,555	3,970	0.30%
Project Power Buyer, LLC
Software	First lien (2)(15)	SOFR(Q)	7.00%	12.39%	01/2023	05/2026	3,562	3,519	3,562	0.27%
Ansira Holdings, Inc.
Business Services	First lien (3)(15)	L(Q)(35)*	6.50%/PIK	12.15%	12/2016	12/2024	32,736	32,843	1,591
	First lien (3)(15)	L(Q)(35)*	6.50%/PIK	11.93%	12/2016	12/2024	8,261	8,309	402
	First lien (3)(15)(18) - Drawn	SOFR(Q)*	8.00%/PIK + 2.00%	15.51%	11/2022	12/2024	385	385	385
								41,537	2,378	0.18%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Education Management Corporation (20)
Education Management II LLC
Education	First lien (2)	P(M)(35)	7.50%	13.00%	01/2015	07/2020	$300	$292	$—
	First lien (3)	P(M)(35)	7.50%	13.00%	01/2015	07/2020	169	165	—
	First lien (2)	P(Q)(35)	6.50%	9.75%	01/2015	07/2020	205	199	—
	First lien (3)	P(Q)(35)	6.50%	9.75%	01/2015	07/2020	115	112	—
	First lien (2)	P(Q)(35)	8.50%	11.75%	01/2015	07/2020	139	115	—
	First lien (3)	P(Q)(35)	8.50%	11.75%	01/2015	07/2020	79	65	—
	First lien (2)	P(Q)(35)	8.50%	11.75%	01/2015	07/2020	4	3	—
	First lien (3)	P(Q)(35)	8.50%	11.75%	01/2015	07/2020	2	2	—
								953	—	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (35)(36)	—	—	—	11/2014	—	—	—	—	—%
Total Funded Debt Investments - United States								$2,089,103	$1,983,993	145.98%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(15)	SOFR(M)	6.00%	11.42%	10/2021	09/2028	$35,000	$34,730	$35,000
	First lien (8)(15)	SOFR(M)	6.00%	11.42%	10/2021	09/2028	24,189	24,002	24,189
								58,732	59,189	4.43%
Total Funded Debt Investments - Netherlands								$58,732	$59,189	4.43%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(15)	SOFR(M)	8.25%	13.68%	10/2019	10/2027	$34,459	$34,293	$34,045	2.55%
Integro Parent Inc.**
Business Services	First lien (2)(15)	SOFR(Q)*	12.25%/PIK	17.64%	10/2015	10/2024	4,129	4,128	4,129
	First lien (3)(15)	SOFR(Q)*	12.25%/PIK	17.64%	06/2018	10/2024	815	813	815
	Second lien (3)(15)	SOFR(Q)*	12.25%/PIK	17.64%	10/2015	10/2024	13,074	12,303	12,305
								17,244	17,249	1.29%
Total Funded Debt Investments - United Kingdom								$51,537	$51,294	3.84%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - Jersey
Tennessee Bidco Limited **
Business Services	First lien (3)(15)(16)	SONIA(D)*	5.00% +2.50%/PIK	12.96%	8/6/2021	8/3/2028	£13,039	$17,858	$15,906
	First lien (3)(15)(16)	SONIA(D)*	5.00% +2.50%/PIK	12.96%	8/6/2021	8/3/2028	£10,669	13,319	13,017
	First lien (3)(15)	SOFR(S)*	5.00% +2.50%/PIK	13.03%	8/6/2021	8/3/2028	$10,312	10,195	10,312
	First lien (3)(15)	SOFR(S)*	5.00% +2.50%/PIK	13.04%	08/2021	08/2028	$6,326	6,250	6,326
	First lien (3)(15)(16)	EURIBOR(S)*	5.00% +2.50%/PIK	11.47%	08/2021	08/2028	€716	725	757
								48,347	46,318	3.47%
Total Funded Debt Investments - Jersey								$48,347	$46,318	3.47%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (2)(15)	SOFR(M)	7.25%	12.58%	12/2022	12/2029	$3,454	$3,406	$3,454	0.26%
Total Funded Debt Investments - Australia								$3,406	$3,454	0.26%
Total Funded Debt Investments								$2,251,125	$2,144,248	154.14%
Equity - United States
Dealer Tire Holdings, LLC
Distribution & Logistics	Preferred shares (3)(15)	FIXED(S)*	7.00%/PIK	7.00%	09/2021	—	56,271	$65,202	$66,739	4.99%
Symplr Software Intermediate Holdings, Inc.
Healthcare	Preferred shares (4)(15)	SOFR(Q)*	10.50%/PIK	16.09%	11/2018	—	7,500	13,456	12,802
	Preferred shares (3)(15)	SOFR(Q)*	10.50%/PIK	16.09%	11/2018	—	2,586	4,639	4,413
								18,095	17,215	1.29%
Knockout Intermediate Holdings I Inc. (33)
Software	Preferred shares (3)(15)	FIXED(S)*	11.75%/PIK	11.75%	06/2022	—	15,150	16,837	17,019	1.27%
ACI Parent Inc. (29)
Healthcare	Preferred shares (3)(15)	FIXED(Q)*	11.75%/PIK	11.75%	08/2021	—	12,500	15,938	14,178	1.06%
Project Essential Super Parent, Inc.
Software	Preferred shares (3)(15)	SOFR(Q)*	9.50%/PIK	15.16%	04/2021	—	10,000	13,251	12,504	0.94%
Diamond Parent Holdings Corp. (28)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(15)	FIXED(S)*	10.50%/PIK	10.50%	04/2021	—	10,000	12,129	11,243	0.84%
OEC Holdco, LLC (22)
Software	Preferred shares (12)(15)	FIXED(S)*	11.00%/PIK	11.00%	12/2021	—	7,214	8,429	7,936	0.59%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

HB Wealth Management, LLC
Financial Services	Preferred shares (11)(15)	FIXED(Q)*	4.00%/PIK	4.00%	09/2021	—	48,303	$4,784	$5,125	0.38%
FS WhiteWater Holdings, LLC (30)
Consumer Services	Ordinary shares (5)(15)	—	—	—	12/2021	—	50,000	5,000	4,233	0.32%
OA Topco, L.P. (32)
Healthcare	Ordinary shares (3)(15)	—	—	—	12/2021	—	2,000,000	2,000	2,879	0.22%
Appriss Health Holdings, Inc. (23)
Appriss Health Intermediate Holdings, Inc.
Healthcare	Preferred shares (3)(15)	FIXED(Q)*	11.00%/PIK	11.00%	05/2021	—	2,333	2,992	2,768	0.21%
Pioneer Topco I, L.P. (31)
Software	Ordinary shares (13)(15)	—	—	—	11/2021	—	199,980	2,000	1,813	0.14%
Ancora Acquisition LLC
Education	Preferred shares (9)(15)	SOFR(Q)	—	—	08/2013	—	372	83	158	0.01%
GEDC Equity, LLC
Healthcare	Ordinary shares (3)(15)	—	—	—	06/2023	—	190,000	190	150	0.01%
Education Management Corporation (20)
Education	Preferred shares (2)	—	—	—	01/2015	—	3,331	200	—
	Preferred shares (3)	—	—	—	01/2015	—	1,879	113	—
	Ordinary shares (2)	—	—	—	01/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	—	—	01/2015	—	1,688,976	56	—
								469	—	—%
AAC Lender Holdings, LLC (27)
Education	Ordinary shares (3)(15)	SOFR(Q)	—	—	03/2021	—	758	—	—
Total Shares - United States								$167,399	$163,960	12.27%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(15)	FIXED(Q)*	12.25%/PIK	12.25%	09/2017	—	119,026	$11,823	$11,191	0.84%
Total Shares - Hong Kong								$11,823	$11,191	0.84%
Total Shares								$179,222	$175,151	13.11%
Total Funded Investments								$2,430,347	$2,319,399	167.25%
Unfunded Debt Investments - United States
KPSKY Acquisition Inc.
Business Services	First lien (2)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	$337	$—	$—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Ansira Holdings, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	11/2022	11/2024	$1,161	$—	$—	—%
AAC Lender Holdings, LLC (27)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(15)(18) - Undrawn	—	—	—	01/2021	09/2026	2,652	—	—	—%
Safety Borrower Holdings LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	256	(1)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	—	—	03/2020	02/2025	304	(2)	—	—%
Project Power Buyer, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2023	05/2025	184	(3)	—	—%
Appriss Health Holdings, Inc. (23)
Appriss Health, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	05/2021	05/2027	417	(4)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	08/2022	08/2029	486	(5)	—	—%
Bullhorn, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	09/2019	09/2026	852	(6)	—	—%
USRP Holdings, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2027	893	(9)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(15)(18) - Undrawn	—	—	—	02/2020	02/2026	1,799	(9)	—	—%
Xactly Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	07/2017	07/2025	992	(10)	—	—%
Granicus, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2021	01/2027	1,303	(10)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Coupa Holdings, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	02/2023	08/2024	$1,291	$—	$—
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2023	02/2029	989	(12)	—
								(12)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(15)(18) - Undrawn	—	—	—	06/2021	06/2024	2,157	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2021	06/2027	1,501	(15)	—
								(15)	—	—%
Foreside Financial Group, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2024	4,627	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	09/2027	1,551	(16)	—
								(16)	—	—%
Associations, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2027	3,543	(18)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	10/2027	2,040	(6)	—
	First lien (2)(15)(18) - Undrawn	—	—	—	05/2022	05/2024	4,624	(12)	—
								(18)	—	—%
Recorded Future, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	08/2019	07/2025	2,981	(20)	—	—%
Avalara, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	10/2022	10/2028	1,720	(21)	—	—%
Oranje Holdco, Inc.
Education	First lien (3)(15)(18) - Undrawn	—	—	—	02/2023	02/2029	1,860	(23)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	08/2019	05/2026	3,730	(23)	—	—%
Infogain Corporation
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2026	3,827	(29)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

GC Waves Holdings, Inc.
Financial Services	First lien (2)(15)(18) - Undrawn	—	—	—	10/2019	12/2024	$96	$—	$—	—%
	First lien (3)(15)(18) - Undrawn	—	—	—	10/2019	08/2028	3,951	(30)	—
								(30)	—	—%
OA Topco, L.P. (32)
OA Buyer, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2028	3,600	(36)	—	—%
Knockout Intermediate Holdings I Inc. (33)
Kaseya Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2029	2,888	(22)	—
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	3,616	(27)	—
								(49)	—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	1,969	(10)	—
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2024	8,764	(44)	—
								(54)	—	—%
DCA Investment Holding, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	12/2022	12/2023	48	—	(1)	(0.00)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	11/2026	1,161	(16)	(6)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(12)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	559	(5)	(12)	(0.00)%
NMC Crimson Holdings, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	03/2021	12/2023	889	—	(16)	(0.00)%
Calabrio, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	04/2021	04/2027	637	(5)	(16)	(0.00)%
Specialtycare, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	06/2021	06/2026	559	(8)	(19)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

MRI Software LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2020	02/2026	$2,002	$(10)	$(19)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	04/2024	524	—	(9)
	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2027	863	(9)	(13)
								(9)	(22)	(0.00)%
iCIMS, Inc.
Software	First lien (2)(18) - Undrawn	—	—	—	09/2023	08/2024	1,080	—	—
	First lien (8)(18) - Undrawn	—	—	—	08/2022	08/2024	6,969	—	—
	First lien (3)(18) - Undrawn	—	—	—	08/2022	08/2028	2,347	(21)	(23)
								(21)	(23)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	425	(4)	(10)
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2024	849	—	(21)
								(4)	(31)	(0.00)%
Deca Dental Holdings LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2027	1,009	(10)	(31)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	2,298	(23)	(31)	(0.00)%
FS WhiteWater Holdings, LLC (30)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2022	07/2024	1,597	(16)	(13)
	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2027	1,260	(13)	(21)
								(29)	(34)	(0.00)%
YLG Holdings, Inc.
Business Services	First lien (5)(15)(18) - Undrawn	—	—	—	10/2021	10/2023	4	—	—
	First lien (5)(15)(18) - Undrawn	—	—	—	10/2021	12/2024	865	—	(8)
	First lien (3)(15)(18) - Undrawn	—	—	—	11/2019	10/2025	3,968	(20)	(38)
								(20)	(46)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Pioneer Topco I, L.P. (31)
Pioneer Buyer I, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	11/2027	$2,446	$(24)	$(48)	(0.00)%
Groundworks, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	03/2023	03/2029	1,076	(16)	(16)
	First lien (4)(15)(18) - Undrawn	—	—	—	03/2023	09/2024	2,237	—	(34)
								(16)	(50)	(0.00)%
Diamond Parent Holdings Corp. (28)
Diligent Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	03/2021	08/2025	2,138	(11)	(53)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2028	1,301	(13)	(29)
	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2024	2,261	(23)	(50)
								(36)	(79)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2027	2,861	(29)	(31)
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	4,573	—	(50)
								(29)	(81)	(0.01)%
TigerConnect, Inc.
Healthcare	First lien (2)(15)(18) - Undrawn	—	—	—	02/2022	02/2024	1,152	—	(18)
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	4,267	(43)	(66)
								(43)	(84)	(0.01)%
DOCS, MSO, LLC
Healthcare	First lien (4)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	1,147	—	(18)
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2028	2,405	—	(38)
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	3,062	—	(48)
								—	(104)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Notorious Topco, LLC
Consumer Products	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	11/2023	$587	$(7)	$(46)
	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	05/2027	822	(6)	(64)
								(13)	(110)	(0.01)%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (4)(15)(18) - Undrawn	—	—	—	01/2022	12/2023	1,434	(14)	(17)
	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2027	3,659	(37)	(44)
	First lien (2)(15)(18) - Undrawn	—	—	—	12/2021	12/2023	4,421	(44)	(53)
								(95)	(114)	(0.01)%
ACI Parent Inc. (29)
ACI Group Holdings, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2027	2,354	(24)	(51)
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2024	3,427	—	(74)
								(24)	(125)	(0.01)%
Total Unfunded Debt Investments - United States								$(877)	$(1,167)	(0.07)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2027	$4,439	$(44)	$—	—%
Total Unfunded Debt Investments - Netherlands								$(44)	$—	—%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	12/2022	12/2028	$320	$(5)	$—	—%
Total Unfunded Debt Investments - Australia								$(5)	$—	—%
Total Unfunded Debt Investments								$(926)	$(1,167)	(0.09)%
Total Non-Controlled/Non-Affiliated Investments								$2,429,421	$2,318,232	173.43%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Affiliated Investments (37)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (24)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(15)	SOFR(Q)*	7.50% + 4.50%/PIK	17.47%	12/2020	01/2027	$17,844	$17,748	$17,845	1.34%
Eagle Infrastructure Super HoldCo, LLC (34)
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.)
Business Services	First lien (2)(15)	SOFR(Q)	7.50%	13.04%	03/2023	04/2028	10,676	10,676	10,676
	First lien (3)(15)	SOFR(Q)	7.50%	13.04%	03/2023	04/2028	342	342	342
								11,018	11,018	0.82%
Permian Holdco 3, Inc.
Permian Trust
Energy	First lien (10)(15)	FIXED(Q) (35)*	10.00%/PIK	10.00%	03/2021	—	247	—	—
	First lien (3)(15)	SOFR(Q) (35)*	10.00%/PIK	11.00%	07/2020	—	3,409	—	—
								—	—	—%
Total Funded Debt Investments - United States								$28,766	$28,863	2.16%
Equity - United States
TVG-Edmentum Holdings, LLC (24)
Education	Ordinary shares (3)(15)	FIXED(Q)*	12.00%/PIK	12.00%	12/2020	—	48,899	$60,237	$100,918	7.55%
Eagle Infrastructure Super HoldCo, LLC
Business Services	Ordinary shares (3)(15)	—	—	—	03/2023	—	72,536	4,104	4,094	0.31%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(15)	—	—	—	07/2017	—	25,000,000	11,500	1,799
	Ordinary shares (3)(15)	—	—	—	07/2017	—	2,786,000	1,282	201
								12,782	2,000	0.15%
Total Shares - United States								$77,123	$107,012	8.01%
Total Non-Controlled/Affiliated Investments								$105,889	$135,875	10.17%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Controlled Investments (38)
Funded Debt Investments - United States
New Benevis Topco, LLC (26)
New Benevis Holdco, Inc.
Healthcare	First lien (2)(15)	SOFR(Q)*	9.50%/PIK	14.99%	10/2020	04/2026	$40,208	$40,208	$40,208
	First lien (3)(15)	SOFR(Q)*	9.50%/PIK	14.99%	10/2020	04/2026	12,392	12,392	12,392
	First lien (8)(15)	SOFR(Q)*	9.50%/PIK	14.99%	10/2020	04/2026	9,865	9,865	9,865
	Subordinated (3)(15)	FIXED(M)*	12.00%/PIK	12.00%	10/2020	10/2026	20,458	19,070	16,366
								81,535	78,831	5.90%
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)	SOFR(Q)	9.00%	14.65%	10/2020	12/2024	23,336	23,336	23,336
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.00%	11.65%	10/2020	12/2024	12,599	12,599	12,599
								35,935	35,935	2.69%
UniTek Global Services, Inc.
Business Services	Second lien (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	12/2020	02/2025	12,942	12,942	12,210
	Second lien (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	07/2022	02/2025	5,737	5,737	5,411
								18,679	17,621	1.32%
NHME Holdings Corp. (25)
National HME, Inc.
Healthcare	Second lien (3)(15)	SOFR(Q) (35)*	5.00%/PIK	10.51%	11/2018	05/2024	8,281	7,872	3,000	0.22%
Total Funded Debt Investments - United States								$144,021	$135,387	10.13%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(15)	—	—	—	05/2018	—	—	$140,000	$140,000	10.47%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(15)	—	—	—	05/2021	—	—	112,400	112,400	8.41%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(15)	—	—	—	06/2018	—	—	76,371	95,892	7.17%
New Benevis Topco, LLC (26)
Healthcare	Ordinary shares (2)(15)	—	—	—	10/2020	—	269,027	27,154	34,490
	Ordinary shares (8)(15)	—	—	—	10/2020	—	66,007	6,662	8,462
	Ordinary shares (3)(15)	—	—	—	10/2020	—	60,068	6,105	7,701
								39,921	50,653	3.79%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

UniTek Global Services, Inc.
Business Services	Preferred shares (3)(15)	FIXED(Q)*	20.00%/PIK	20.00%	08/2018	—	17,866,915	$17,867	$14,964
	Preferred shares (3)(15)	FIXED(Q)*	20.00%/PIK	20.00%	08/2019	—	10,619,146	10,619	9,341
	Preferred shares (3)(15)(35)	FIXED(Q) (35)*	19.00%/PIK	19.00%	06/2017	—	19,795,435	19,794	5,927
	Preferred shares (2)(15)(35)	FIXED(Q) (35)*	13.50%/PIK	13.50%	01/2015	—	29,326,545	26,946	—
	Preferred shares (3)(15)(35)	FIXED(Q) (35)*	13.50%/PIK	13.50%	01/2015	—	8,104,462	7,447	—
	Ordinary shares (2)(15)	—	—	—	01/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(15)	—	—	—	01/2015	—	1,993,749	532	—
								85,130	30,232	2.26%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(15)	—	—	—	10/2020	—	100	11,155	26,000	1.95%
NM CLFX LP
Net Lease	Membership interest (7)(15)	—	—	—	10/2017	—	—	12,278	11,692	0.87%
NM YI, LLC
Net Lease	Membership interest (7)(15)	—	—	—	09/2019	—	—	6,272	9,449	0.71%
QID TRH Holdings LLC (21)
Haven Midstream Holdings LLC (21)
Specialty Chemicals & Materials	Ordinary shares (14)(15)	—	—	—	10/2021	—	80	—	2,042
	Profit Interest (6)(15)	—	—	—	10/2021	—	5	—	92
								—	2,134	0.16%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(15)	—	—	—	06/2018	—	—	861	1,041	0.08%
NHME Holdings Corp.(25)
Healthcare	Ordinary shares (3)(15)	—	—	—	11/2018	—	640,000	4,000	—
Total Shares - United States								$488,388	$479,493	35.87%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(15)	—	—	—	09/2016	—	—	$—	$7
Total Shares - Canada								$—	$7	—%
Total Shares								$488,388	$479,500	35.87%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(15)	—	—	—	12/2020	02/2025	13,339	$—	$42,909	3.21%
NHME Holdings Corp. (25)
Healthcare	Warrants (3)(15)	—	—	—	11/2018	—	160,000	1,000	—	—%
Total Warrants - United States								$1,000	$—	—%
Total Funded Investments								$633,409	$657,796	49.21%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)(18) - Undrawn	—	—	—	10/2020	12/2024	$9,295	$—	$—	—%
Haven Midstream Holdings LLC (21)
Haven Midstream LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	10/2026	8,000	—	—	—%
Total Unfunded Debt Investments - United States								$—	$—	—%
Total Controlled Investments								$633,409	$657,796	49.21%
Total Investments								$3,168,719	$3,111,903	232.81%

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
(16)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of September 30, 2023, the par value U.S. dollar equivalent of the first lien term loan and drawn first lien term loan is $15,906 and $13,774, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
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
(19)Total Coupon is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest and dividends at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA), Secured Overnight Financing Rate
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

(SOFR), Euro Interbank Offered Rate (EURIBOR) and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current coupon rate provided reflects the rate in effect as of September 30, 2023.
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
(25)The Company holds ordinary shares and warrants in NHME Holdings Corp., as well as a Tranche A Term Loan in National HME, Inc., a wholly-owned subsidiary of NHME Holdings Corp.
(26)The Company holds ordinary shares in New Benevis Topco, LLC, and holds first lien last out term loans and subordinated notes in New Benevis Holdco Inc., a wholly-owned subsidiary of New Benevis Topco, LLC.
(27)The Company holds ordinary shares in AAC Lender Holdings, LLC and two first lien term loans, a first lien revolver and subordinated notes in American Achievement Corporation, a partially-owned subsidiary of AAC Lender Holdings, LLC.
(28)The Company holds investments in two wholly-owned subsidiary of Diamond Parent Holdings Corp. The Company holds three first lien term loans and a first lien revolver in Diligent Corporation and preferred equity in Diligent Preferred Issuer Inc. The preferred equity in Diligent Preferred Issuer Inc. is entitled to receive cumulative preferential dividends at a rate 10.5% per annum.
(29)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, a first lien delayed draw and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. The preferred equity in ACI Parent Inc. is entitled to receive cumulative preferential dividends at a rate of 11.75% per annum.
(30)The Company holds ordinary shares in FS WhiteWater Holdings, LLC, and a first lien term loan, a first lien revolver, and three first lien delayed draws in FS WhiteWater Borrower, LLC, a partially-owned subsidiary of FS WhiteWater Holdings, LLC.
(31)The Company holds ordinary shares in Pioneer Topco I, L.P., and two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, a wholly-owned subsidiary of Pioneer Topco I, L.P.
(32)The Company holds ordinary shares in OA Topco, L.P., and two first lien term loans and a first lien revolver in OA Buyer, Inc., a wholly-owned subsidiary of OA Topco, L.P.
(33)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Kaseya, Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I Inc. The preferred equity is entitled to received cumulative preferential dividends at a rate of 11.75% per annum.
(34)The Company holds ordinary shares in Eagle Infrastructure Super HoldCo, LLC and a first lien term loan in Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.), a wholly-owned subsidiary of Eagle Infrastructure Super Holdco, LLC.
(35)Investment is on non-accrual status. See Note 3. Investments, for details.
(36)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $16,500 as of September 30, 2023. See Note 2. Summary of Significant Accounting Policies, for details.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

(37)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of September 30, 2023 and December 31, 2022 along with transactions during the nine months ended September 30, 2023 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2023	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.) / Eagle Infrastructure Super HoldCo, LLC	$—	$15,581	$(459)	$(10)	$15,112	$—	$717	$—	$—
Permian Holdco 3, Inc. / Permian Trust	—	—	—	—	—	—	—	—	—
Sierra Hamilton Holdings Corporation	4,000	2	(7)	(1,995)	2,000	—	1	—	1
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	126,787	4,801	—	(12,825)	118,763	—	2,228	3,417	188
Total Non-Controlled/Affiliated Investments	$130,787	$20,384	$(466)	$(14,830)	$135,875	$—	$2,946	$3,417	$189

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

(38)    Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of September 30, 2023 and December 31, 2022, along with transactions during the nine months ended September 30, 2023 in which the issuer was a controlled investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2022	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2023	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Haven Midstream LLC / Haven Midstream Holdings LLC / QID TRH Holdings LLC	$35,788	$—	$—	$(33,654)	$2,134	$33,815	$—	$—	$1,530
National HME, Inc./NHME Holdings Corp.	5,381	—	(17,404)	15,023	3,000	(17,404)	—	—	—
New Benevis Topco, LLC / New Benevis Holdco, Inc.	114,146	16,118	—	(780)	129,484	—	8,474	—	1,125
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	57,564	4,371	—	—	61,935	—	3,946	—	381
NM APP Canada Corp.	—	—	—	7	7	—	—	—	—
NM CLFX LP	16,172	—	(259)	(4,221)	11,692	—	—	1,082	—
NM NL Holdings, L.P.	94,305	—	—	1,587	95,892	—	—	6,318	—
NM GP Holdco, LLC	1,028	—	—	13	1,041	—	—	65	—
NM YI LLC	9,481	—	—	(32)	9,449	—	—	635	—
NMFC Senior Loan Program III LLC	140,000	—	—	—	140,000	—	—	14,700	—
NMFC Senior Loan Program IV LLC	112,400	—	—	—	112,400	—	—	11,381	—
UniTek Global Services, Inc.	103,770	6,558	(26,449)	6,883	90,762	2	3,283	3,877	907
Total Controlled Investments	$690,035	$27,047	$(44,112)	$(15,174)	$657,796	$16,413	$15,703	$38,058	$3,943

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
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2023, 15.9% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2023
(unaudited)

September 30, 2023
Investment Type	Percent of Total Investments at Fair Value
First lien	54.36%
Second lien	17.02%
Subordinated	2.77%
Equity and other	25.85%
Total investments	100.00%

September 30, 2023
Industry Type	Percent of Total Investments at Fair Value
Software	26.38%
Business Services	17.38%
Healthcare	17.21%
Investment Funds (includes investments in joint ventures)	8.11%
Education	8.01%
Consumer Services	5.18%
Net Lease	3.79%
Distribution & Logistics	3.36%
Financial Services	3.31%
Energy	2.05%
Information Technology	1.90%
Packaging	1.25%
Specialty Chemicals & Materials	0.89%
Consumer Products	0.61%
Business Products	0.35%
Food & Beverage	0.22%
Total investments	100.00%

September 30, 2023
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	89.45%
Fixed rates	10.55%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

September 30, 2023
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through September 30, 2023, NMFC has raised approximately $952,242 in net proceeds from additional offerings of its common stock.
New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $45 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations.
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
Similar to the Company, the investment objective of SBIC I and SBIC II is to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of September 30, 2023, the Company’s top five industry concentrations were software, business services, healthcare, investment funds (which includes the Company's investments in its joint ventures) and education.
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of September 30, 2023.

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

Below is certain summarized property information for NMNLC as of September 30, 2023:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2023(1)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$96,933
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	11,692
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,449
					$118,074

(1)Excludes residual value in NM APP Canada Corp. due to tax withholding. As of September 30, 2023, NM APP Canada Corp. had a fair value of $7.

Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2023 and December 31, 2022, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $16,500 and $16,539, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2023 and December 31, 2022.
Revenue recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2023, the Company recognized PIK and non-cash interest from investments of $7,917 and $24,807, respectively, and PIK and non-cash dividends from investments of $6,988 and $20,225, respectively. For the three and nine months ended September 30, 2022, the Company recognized PIK and non-cash interest from investments of $6,193 and $21,993, respectively, and PIK and non-cash dividends from investments of $5,995 and $16,338, respectively.
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
For the three and nine months ended September 30, 2023, the Company recognized a total income tax benefit (provision) of approximately $918 and $(335), respectively, for the Company’s consolidated subsidiaries. For the three and nine months ended September 30, 2023, the Company recorded a current income tax (benefit) expense of approximately $(627) and $401, respectively, and deferred income tax benefit of approximately $291 and $66, respectively. For the three and nine months ended September 30, 2022, the Company recognized a total income tax benefit (provision) of approximately $43 and $(122), respectively, for the Company’s consolidated subsidiaries. For the three and nine months ended September 30, 2022, the Company recorded a current income tax benefit of approximately $13 and $5, respectively, and deferred income tax benefit (provision) of approximately $30 and $(127), respectively.

As of September 30, 2023 and December 31, 2022, the Company had $2,790 and $8,487, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Stock repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 22, 2022, the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2023 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three and nine months ended September 30, 2023 and September 30, 2022 , the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 outstanding shares of its common stock under the Repurchase Program.
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
Note 3. Investments
At September 30, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,759,410	$1,691,480
Second lien	567,583	529,613
Subordinated	95,993	86,238
Equity and other	745,733	804,572
Total investments	$3,168,719	$3,111,903

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$831,652	$820,492
Business Services	606,262	540,834
Healthcare	560,096	535,665
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	221,749	249,225
Consumer Services	163,407	161,335
Net Lease	95,782	118,081
Distribution & Logistics	110,807	104,712
Financial Services	102,058	102,875
Energy	59,872	63,935
Information Technology	58,688	59,189
Packaging	42,964	38,814
Specialty Chemicals & Materials	26,046	27,804
Consumer Products	20,622	19,014
Business Products	10,772	10,788
Food & Beverage	5,542	6,740
Total investments	$3,168,719	$3,111,903

At December 31, 2022, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,816,091	$1,753,967
Second lien	632,990	561,207
Subordinated	85,774	76,659
Equity and other	725,112	829,414
Total investments	$3,259,967	$3,221,247

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$916,259	$897,008
Business Services	661,079	592,868
Healthcare	586,311	548,383
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	200,117	239,301
Consumer Services	126,392	123,880
Net Lease	96,041	120,986
Distribution & Logistics	111,096	102,410
Financial Services	96,021	95,839
Energy	55,507	61,564
Specialty Chemicals & Materials	25,363	60,268
Information Technology	58,638	58,165
Packaging	43,124	40,547
Consumer Products	20,850	20,624
Business Products	10,769	7,004
Total investments	$3,259,967	$3,221,247

During the third quarter of 2022, the Company placed its first lien term loan and first lien delayed draw term loan positions in Ansira Holdings, Inc. ("Ansira") on non-accrual status. As of September 30, 2023, the Company's positions in Ansira on non-accrual status had an aggregate cost basis of $41,152, an aggregate fair value of $1,993 and total unearned interest income of $94 and $3,904, respectively, for the three and nine months then ended.
As of September 30, 2023, the Company's aggregate principal amount of its second lien term loan in Integro Parent Inc. ("Integro") was $13,074. During the second quarter of 2022, the Company placed an aggregate principal amount of $4,576 of its second lien position on non-accrual status, that was subsequently taken off non-accrual status in the third quarter of 2023. As of September 30, 2023, the Company's position in Integro had total unearned interest income of $0 and $352, respectively, for the three and nine months then ended.
During the second quarter of 2022, the Company placed its second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of September 30, 2023, the Company's second lien position in National HME had an aggregate cost basis of $7,872, an aggregate fair value of $3,000 and total unearned interest income of $463 and $1,315, respectively, for the three and nine months then ended. During the fourth quarter of 2022, the Company reversed $11,236 of previously recorded PIK interest in National HME and $1,500 of previously recorded other income in NHME Holdings Corp. as the Company believes this PIK interest and other income will ultimately not be collectible.
As of September 30, 2023, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $31,406, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an initial aggregate principal amount of $13,479 of its first lien term loans on non-accrual status. During the third quarter of 2023, the Company placed the remaining aggregate principal amount of $17,927 of its first lien term loans on non-accrual status. As of September 30, 2023, the Company's positions in AAC on non-accrual status had an aggregate cost basis of $31,369, an aggregate fair value of $20,586 and total unearned interest income of $1,103 and $2,199, respectively, for the three and nine months then ended.
During the first quarter of 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of September 30, 2023, the Company's junior preferred shares in UniTek had an aggregate cost basis of $34,393, an aggregate fair value of $0 and total unearned dividend income of $1,945 and $5,646, for the three and nine months then ended. During the third quarter of 2021, the Company placed an aggregate principal amount of $19,795 of its investment in the senior preferred shares of UniTek on non-accrual status. As of September 30, 2023, the Company's senior preferred shares in UniTek had an aggregate cost basis of $19,795, an aggregate fair value of approximately $5,927 and total unearned dividend income of approximately $1,432 and $4,105, respectively, for the three and nine months then ended.
During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of September 30, 2023, the Company's investment in EDMC, which was placed on non-accrual status, represented an aggregate cost basis of $953, an aggregate fair value of $0 and total unearned interest income of $22 and $62, respectively, for the three and nine months then ended.
    As of September 30, 2023, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $108,985 and $0, respectively. As of September 30, 2023, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $63,799. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2023.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of September 30, 2023 and December 31, 2022, the SPP Agreement has a cost basis of $14,500 and $14,500, respectively and a fair value of $7,975 and $7,995, respectively, which is reflective of the higher inherent risk in this transaction.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of September 30, 2023, the Company and SkyKnight II have committed and contributed $140,000 and $35,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2023 and December 31, 2022.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the most recent amendment on June 23, 2023, during the reinvestment period, the credit facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.80%, and after the reinvestment period it will bear interest at a rate of SOFR plus 2.10%. Prior to the amendment on June 23, 2023, the facility bore interest at a rate of London Interbank Offered Rate ("LIBOR") plus 1.60% per annum during the reinvestment period and LIBOR plus 1.90% per annum after the reinvestment period. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525,000. As of September 30, 2023 and December 31, 2022, SLP III had total investments with an aggregate fair value of approximately $656,828 and $639,327, respectively, and debt outstanding under its credit facility of $480,000 and $512,100, respectively. As of September 30, 2023 and December 31, 2022, none of SLP III's investments were on non-accrual. Additionally, as of September 30, 2023 and December 31, 2022, SLP III had unfunded commitments in the form of delayed draws of $720 and $2,948, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
First lien investments (1)	$681,088	$690,017
Weighted average interest rate on first lien investments (2)	9.75%	8.51%
Number of portfolio companies in SLP III	86	83
Largest portfolio company investment (1)	$26,178	$18,197
Total of five largest portfolio company investments (1)	$93,443	$85,948

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of September 30, 2023:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	9.18%	12/2027	$2,382	$2,374	$2,227
AG Parent Holdings, LLC	Healthcare	SOFR(Q)	5.00%	10.68%	07/2026	9,675	9,653	9,504
Aretec Group, Inc. (fka RCS Capital Corporation)	Financial Services	SOFR(M)	4.50%	9.92%	08/2030	4,924	4,826	4,898
Artera Services, LLC	Distribution & Logistics	SOFR(Q)	3.50%	8.99%	03/2025	5,286	5,270	4,976
Ascensus Group Holdings, Inc.	Business Services	SOFR(M)	3.50%	8.93%	08/2028	4,033	4,017	4,006
AssuredPartners, Inc.	Insurance Services	SOFR(M)	4.25%	9.57%	02/2027	1,980	1,922	1,982
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	SOFR(M)	4.25%	9.68%	10/2026	5,790	5,762	5,057
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	8.57%	02/2029	6,860	6,620	6,746
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	4.75%	10.07%	12/2028	7,477	7,406	7,486
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	9.17%	05/2028	2,221	2,205	2,212
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	5.00%	10.49%	05/2028	14,289	13,887	14,303
Brave Parent Holdings, Inc.	Software	SOFR(Q)	4.00%	9.52%	04/2025	4,232	4,228	4,230
Brown Group Holding, LLC	Distribution & Logistics	SOFR(Q)	3.75%	9.12%	07/2029	3,999	3,912	4,001
Cardinal Parent, Inc.	Software	SOFR(Q)	4.50%	10.04%	11/2027	9,847	9,662	8,960
CE Intermediate I, LLC	Software	SOFR(Q)	3.50%	9.02%	11/2028	10,838	10,779	10,740
CentralSquare Technologies, LLC	Software	SOFR(Q)	3.75%	9.29%	08/2025	14,287	14,276	13,585
CHA Holdings, Inc.	Business Services	SOFR(Q)	4.50%	10.15%	04/2025	949	949	949
CommerceHub, Inc.	Software	SOFR(Q)	6.25%	11.77%	12/2027	3,980	3,552	3,980
CommerceHub, Inc.	Software	SOFR(Q)	4.00%	9.52%	12/2027	5,673	5,654	5,476
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	9.43%	11/2028	11,772	11,724	11,242
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.75%	9.14%	02/2029	6,895	6,867	6,826
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	5.25%	10.74%	09/2026	12,870	12,568	11,355
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	9.18%	10/2028	4,477	4,460	4,270
Covenant Surgical Partners, Inc.	Healthcare	SOFR(Q)	4.00%	9.37%	07/2026	2,000	1,988	1,630
Covenant Surgical Partners, Inc.	Healthcare	SOFR(Q)	4.00%	9.37%	07/2026	9,607	9,565	7,830
CRCI Longhorn Holdings, Inc.	Business Services	SOFR(M)	3.50%	8.93%	08/2025	14,250	14,229	14,241
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	10.39%	10/2029	6,930	6,555	6,878
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	4.50%	9.82%	12/2027	9,652	9,640	9,682
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.75%	9.18%	03/2028	7,331	7,311	7,233
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	9.77%	10/2029	7,047	6,539	6,809
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	9.79%	03/2028	15,487	15,127	14,384
EAB Global, Inc.	Education	L(S)	3.50%	9.13%	08/2028	1,107	1,104	1,101
Eagle Parent Corp.	Business Services	SOFR(M)	4.25%	9.64%	04/2029	4,987	4,900	4,863
Eisner Advisory Group LLC	Financial Services	SOFR(M)	5.25%	10.68%	07/2028	2,195	2,115	2,194
Enverus Holdings, Inc. (fka Drilling Info Holdings, Inc.)	Business Services	SOFR(M)	4.25%	9.67%	07/2025	18,054	18,027	17,496
eResearchTechnology, Inc.	Healthcare	SOFR(M)	4.50%	9.93%	02/2027	7,215	7,195	7,086
EyeCare Partners, LLC	Healthcare	SOFR(M)	3.75%	9.18%	02/2027	12,241	12,233	8,798
Foundational Education Group, Inc.	Education	SOFR(Q)	4.25%	9.88%	08/2028	9,625	9,528	9,144
Greenway Health, LLC (fka Vitera Healthcare Solutions, LLC)	Healthcare	SOFR(M)	3.75%	9.18%	02/2024	14,106	14,107	12,837
Groundworks, LLC	Consumer Services	SOFR(Q)	6.50%	11.81%	03/2030	1,337	1,300	1,317
Heartland Dental, LLC	Healthcare	SOFR(M)	5.00%	10.33%	04/2028	14,214	13,679	14,080
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	9.47%	11/2026	17,929	17,834	17,240
Higginbotham Insurance Agency, Inc.	Business Services	SOFR(M)	5.50%	10.92%	11/2028	9,010	8,959	9,010

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
HighTower Holding, LLC	Financial Services	SOFR(Q)	4.00%	9.61%	04/2028	$4,742	$4,708	$4,730
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	10.67%	04/2029	6,672	6,452	6,288
Hub International Limited	Insurance Services	SOFR(Q)	4.25%	9.58%	06/2030	6,442	6,377	6,469
Idera, Inc.	Software	SOFR(Q)	3.75%	9.27%	03/2028	15,682	15,673	15,571
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(Q)	4.25%	9.74%	06/2026	11,842	11,805	11,840
LI Group Holdings, Inc.	Software	SOFR(M)	3.75%	9.18%	03/2028	3,761	3,754	3,768
LSCS Holdings, Inc.	Healthcare	SOFR(M)	4.61%	9.93%	12/2028	7,510	7,480	7,411
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	10.47%	05/2028	1,990	1,906	1,942
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	9.12%	05/2028	3,931	3,916	3,835
Maverick Bidco Inc.	Software	SOFR(Q)	4.25%	9.88%	05/2028	2,494	2,378	2,447
Mavis Tire Express Services Topco Corp.	Retail	SOFR(M)	4.00%	9.43%	05/2028	4,142	4,127	4,140
MED ParentCo, LP	Healthcare	SOFR(M)	4.25%	9.68%	08/2026	12,491	12,436	11,966
MH Sub I, LLC (Micro Holding Corp.)	Software	SOFR(M)	4.25%	9.57%	05/2028	3,567	3,484	3,457
Netsmart, Inc.	Healthcare	SOFR(M)	4.00%	9.43%	10/2027	3,910	3,910	3,916
Nielsen Consumer Inc.	Business Services	SOFR(M)	6.25%	11.57%	03/2028	14,963	13,369	14,742
OMNIA Partners, LLC	Business Services	SOFR(Q)	4.25%	9.60%	07/2030	5,919	5,861	5,930
Optiv Parent Inc.	Software	SOFR(S)	5.25%	10.34%	07/2026	6,602	6,397	6,387
Osaic Holdings, Inc.	Financial Services	SOFR(M)	4.50%	9.82%	08/2028	9,650	9,555	9,666
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.75%	9.12%	02/2029	1,715	1,711	1,710
Peraton Corp.	Federal Services	SOFR(M)	3.75%	9.17%	02/2028	7,158	7,133	7,148
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	SOFR(M)	3.50%	8.92%	02/2025	4,537	4,536	4,521
Physician Partners, LLC	Healthcare	SOFR(M)	4.00%	9.42%	12/2028	4,242	4,207	4,034
Planview Parent, Inc.	Software	SOFR(Q)	4.00%	9.65%	12/2027	10,749	10,545	10,637
Premise Health Holding Corp.	Healthcare	SOFR(S)	3.75%	9.34%	07/2025	7,347	7,337	7,200
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	3.25%	8.68%	03/2028	4,319	4,304	4,271
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	5.75%	11.18%	03/2028	4,950	4,824	4,985
RealPage, Inc.	Software	SOFR(M)	3.00%	8.43%	04/2028	8,108	8,095	8,026
Renaissance Holding Corp.	Education	SOFR(M)	4.75%	10.07%	04/2030	6,629	6,439	6,586
RLG Holdings, LLC	Packaging	SOFR(M)	4.25%	9.68%	07/2028	5,741	5,720	5,423
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.95%	12/2027	2,985	2,905	2,985
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.25%	10.57%	12/2027	3,679	3,591	3,679
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	2.50% + 4.25% PIK	12.12%	05/2027	2,463	2,463	2,283
Snap One Holdings Corp.	Distribution & Logistics	SOFR(Q)	4.50%	10.04%	12/2028	6,572	6,520	6,386
Spring Education Group, Inc.	Education	SOFR(M)	4.00%	9.43%	07/2025	13,829	13,785	13,857
Spring Education Group, Inc.	Education	SOFR(M)	4.50%	9.91%	10/2030	12,349	12,194	12,194
Storable, Inc.	Software	SOFR(M)	3.50%	8.82%	04/2028	3,794	3,788	3,774
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.97%	12/2027	15,600	15,505	14,008
Syndigo LLC	Software	SOFR(M)	4.50%	9.93%	12/2027	14,625	14,553	13,711
Therapy Brands Holdings LLC	Software	SOFR(M)	4.00%	9.43%	05/2028	4,068	4,053	3,905
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.50%	10.07%	08/2028	6,577	6,551	6,514
TMF Sapphire Bidco B.V.	Business Services	SOFR(Q)	5.00%	10.37%	05/2028	2,667	2,614	2,677
TRC Companies LLC	Business Services	SOFR(M)	3.75%	9.18%	12/2028	12,393	12,344	12,254
UKG Inc.	Software	SOFR(Q)	4.50%	10.02%	05/2026	4,988	4,883	5,010
USI, Inc.	Financial Services	SOFR(Q)	3.75%	9.14%	11/2029	2,453	2,408	2,454
Valcour Packaging, LLC	Packaging	L(S)	3.75%	9.40%	10/2028	4,470	4,460	3,647
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	10.57%	07/2029	5,250	4,947	4,958
Waystar Technologies, Inc.	Healthcare	SOFR(M)	4.00%	9.43%	10/2026	3,994	3,988	4,003
Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	9.65%	04/2026	7,763	7,751	7,758
Wrench Group LLC	Consumer Services	SOFR(Q)	4.50%	9.99%	04/2026	5,486	5,392	5,486

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
YI, LLC	Healthcare	SOFR(M)	4.00%	9.42%	11/2024	$9,415	$9,413	$9,368
Zest Acquisition Corp.	Healthcare	SOFR(M)	5.50%	10.82%	02/2028	4,083	3,929	4,008
Total Funded Investments						$680,368	$670,984	$656,829
Unfunded Investments - First lien
Groundworks, LLC	Consumer Services	—	—	—	09/2024	$164	$(2)	$(2)
OMNIA Partners, LLC	Business Services	—	—	—	01/2024	556	(3)	1
Total Unfunded Investments						$720	$(5)	$(1)
Total Investments						$681,088	$670,979	$656,828

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P), SOFR, and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2023.
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

Below is certain summarized financial information for SLP III as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and September 30, 2022:

Selected Balance Sheet Information:	September 30, 2023	December 31, 2022
Investments at fair value (cost of $670,979 and $681,288)	$656,828	$639,327
Cash and other assets	21,716	17,149
Receivable from unsettled securities sold	3,645	—
Total assets	$682,189	$656,476

Credit facility	$480,000	$512,100
Deferred financing costs (net of accumulated amortization of $5,532 and $4,840, respectively)	(1,060)	(1,695)
Payable for unsettled securities purchased	27,023	—
Distribution payable	6,125	5,688
Other liabilities	7,829	6,492
Total liabilities	519,917	522,585

Members' capital	$162,272	$133,891
Total liabilities and members' capital	$682,189	$656,476

Selected Statement of Operations Information:	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest income	$16,848	$11,113	$48,083	$27,767
Other income	295	110	452	463
Total investment income	17,143	11,223	48,535	28,230

Interest and other financing expenses	9,061	5,468	26,336	11,875
Other expenses	317	205	853	641
Total expenses	9,378	5,673	27,189	12,516
Net investment income	7,765	5,550	21,346	15,714

Net realized losses on investments	(545)	(128)	(2,400)	(145)
Net change in unrealized appreciation (depreciation) of investments	11,856	(1,566)	27,810	(37,004)
Net increase (decrease) in members' capital	$19,076	$3,856	$46,756	$(21,435)
For the three and nine months ended September 30, 2023, the Company earned approximately $4,900 and $14,700, respectively, of dividend income related to SLP III, which is included in dividend income. For the three and nine months ended September 30, 2022, the Company earned approximately $3,938 and $12,935, respectively, of dividend income related to SLP III, which is included in dividend income. As of September 30, 2023 and December 31, 2022, approximately $4,900 and $4,550, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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

NMFC Senior Loan Program IV LLC
NMFC Senior Loan Program IV LLC ("SLP IV") was formed as a Delaware limited liability company on April 6, 2021, and commenced operations on May 5, 2021. SLP IV is structured as a private joint venture investment fund between the Company and SkyKnight Income Alpha, LLC ("SkyKnight Alpha") and operates under the First Amended and Restated Limited Liability Company Agreement of NMFC Senior Loan Program IV LLC, dated May, 2021 (the "SLP IV Agreement"). Upon the effectiveness of the SLP IV Agreement, the members contributed their respective membership interests in NMFC Senior Loan Program I LLC ("SLP I") and NMFC Senior Loan Program II LLC ("SLP II") to SLP IV. Immediately following the contribution of their membership interests, SLP I and SLP II became wholly-owned subsidiaries of SLP IV. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP IV, which has equal representation from the Company and SkyKnight Alpha. SLP IV has a five year investment period and will continue in existence until May 5, 2028. The investment period may be extended for up to one year pursuant to certain terms of the SLP IV Agreement.
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of September 30, 2023, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2023 and December 31, 2022.
On May 5, 2021, SLP IV entered into a $370,000 revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026. As of the most recent amendment on April 28, 2023, the facility bears interest at a rate of SOFR plus 1.70%. Prior to the amendment on April 28, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum. As of September 30, 2023 and December 31, 2022, SLP IV had total investments with an aggregate fair value of approximately $494,851 and $473,762, respectively, and debt outstanding under its credit facility of $352,637 and $365,537, respectively. As of September 30, 2023 and December 31, 2022, none of SLP IV’s investments were on non-accrual. Additionally, as of September 30, 2023 and December 31, 2022, SLP IV had unfunded commitments in the form of delayed draws of $429 and $1,973, respectively.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
First lien investments (1)	$511,889	$510,372
Weighted average interest rate on first lien investments (2)	9.71%	8.54%
Number of portfolio companies in SLP IV	77	74
Largest portfolio company investment (1)	$21,808	$21,982
Total of five largest portfolio company investments (1)	$94,058	$93,734

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2023:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
ADG, LLC	Healthcare	SOFR(Q)	1.15% + 3.00% PIK	9.54%	09/2026	$17,269	$17,123	$15,841
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	9.18%	12/2027	1,838	1,831	1,718
Aretec Group, Inc. (fka RCS Capital Corporation)	Financial Services	SOFR(M)	4.50%	9.92%	08/2030	3,799	3,723	3,779
Artera Services, LLC	Distribution & Logistics	SOFR(Q)	3.50%	8.99%	03/2025	4,078	4,065	3,838
Ascensus Group Holdings, Inc.	Business Services	SOFR(M)	3.50%	8.93%	08/2028	5,972	5,950	5,931
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	8.57%	02/2029	2,379	2,370	2,340
Barracuda Parent, LLC	Software	SOFR(Q)	4.50%	9.87%	08/2029	4,963	4,831	4,913
Bayou Intermediate II, LLC	Healthcare	SOFR(Q)	4.50%	9.97%	08/2028	8,963	8,920	8,739
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	4.75%	10.07%	12/2028	4,364	4,322	4,368
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	9.17%	05/2028	1,738	1,733	1,731
Bleriot US Bidco Inc.	Federal Services	SOFR(Q)	4.00%	9.65%	10/2028	3,910	3,891	3,919
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	5.00%	10.49%	05/2028	4,405	4,281	4,409
Brave Parent Holdings, Inc.	Software	SOFR(Q)	4.00%	9.52%	04/2025	2,326	2,324	2,325
Brown Group Holding, LLC	Distribution & Logistics	SOFR(Q)	3.75%	9.12%	07/2029	5,383	5,265	5,386
CE Intermediate I, LLC	Software	SOFR(Q)	3.50%	9.02%	11/2028	8,115	8,071	8,042
CentralSquare Technologies, LLC	Software	SOFR(Q)	3.75%	9.29%	08/2025	14,287	14,276	13,585
CHA Holdings, Inc.	Business Services	SOFR(Q)	4.50%	10.15%	04/2025	1,968	1,965	1,968
CHA Holdings, Inc.	Business Services	SOFR(Q)	4.50%	10.15%	04/2025	10,721	10,709	10,721
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	9.43%	11/2028	7,880	7,848	7,525
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.75%	9.14%	02/2029	6,895	6,867	6,826
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	5.25%	10.74%	09/2026	4,950	4,834	4,367
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	9.18%	10/2028	3,198	3,186	3,050
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	10.39%	10/2029	2,673	2,528	2,653
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	4.50%	9.82%	12/2027	10,586	10,563	10,618
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	9.77%	10/2029	5,359	4,973	5,179
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	9.79%	03/2028	9,799	9,706	9,101
EAB Global, Inc.	Education	L(S)	3.50%	9.13%	08/2028	2,214	2,207	2,202
Eisner Advisory Group LLC	Financial Services	SOFR(M)	5.25%	10.68%	07/2028	1,694	1,632	1,693
Emerald 2 Limited	Business Services	SOFR(Q)	3.75%	9.40%	07/2028	437	437	437
Enverus Holdings, Inc. (fka Drilling Info Holdings, Inc.)	Business Services	SOFR(M)	4.25%	9.67%	07/2025	20,129	20,102	19,507
eResearchTechnology, Inc.	Healthcare	SOFR(M)	4.50%	9.93%	02/2027	4,351	4,328	4,273
EyeCare Partners, LLC	Healthcare	SOFR(M)	3.75%	9.18%	11/2028	9,850	9,831	6,944
Foundational Education Group, Inc.	Education	SOFR(Q)	4.25%	9.88%	08/2028	6,386	6,338	6,067
Geo Parent Corporation	Business Services	SOFR(S)	5.25%	10.80%	12/2025	9,634	9,472	9,634
Greenway Health, LLC (fka Vitera Healthcare Solutions, LLC)	Healthcare	SOFR(M)	3.75%	9.18%	02/2024	20,565	20,557	18,714
Heartland Dental, LLC	Healthcare	SOFR(M)	5.00%	10.33%	04/2028	7,624	7,338	7,553
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	9.47%	11/2026	9,733	9,711	9,358
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	10.67%	04/2029	4,826	4,667	4,549
Hub International Limited	Insurance Services	SOFR(Q)	4.25%	9.58%	06/2030	2,761	2,733	2,773
Hunter Holdco 3 Limited	Healthcare	SOFR(Q)	4.25%	9.74%	08/2028	3,949	3,920	3,946
Idera, Inc.	Software	SOFR(Q)	3.75%	9.27%	03/2028	9,154	9,100	9,089
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(Q)	4.25%	9.74%	06/2026	5,388	5,355	5,387
LSCS Holdings, Inc.	Healthcare	SOFR(M)	4.61%	9.93%	12/2028	8,604	8,572	8,491
Mandolin Technology Intermediate Holdings, Inc.	Software	SOFR(Q)	3.75%	9.29%	07/2028	9,825	9,790	9,014
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	10.47%	05/2028	1,990	1,906	1,942

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	9.12%	05/2028	$7,861	$7,833	$7,671
Mavis Tire Express Services Topco Corp.	Retail	SOFR(M)	4.00%	9.43%	05/2028	8,284	8,255	8,281
MH Sub I, LLC (Micro Holding Corp.)	Software	SOFR(M)	4.25%	9.57%	05/2028	4,795	4,683	4,646
Netsmart, Inc.	Healthcare	SOFR(M)	4.00%	9.43%	10/2027	6,842	6,842	6,852
Nielsen Consumer Inc.	Business Services	SOFR(M)	6.25%	11.57%	03/2028	9,975	8,921	9,828
OEConnection LLC	Software	SOFR(M)	4.00%	9.42%	09/2026	4,050	4,029	4,042
OMNIA Partners, LLC	Business Services	SOFR(Q)	4.25%	9.60%	07/2030	4,566	4,521	4,574
Optiv Parent Inc.	Software	SOFR(S)	5.25%	10.34%	07/2026	5,093	4,934	4,927
Osaic Holdings, Inc.	Financial Services	SOFR(M)	4.50%	9.82%	08/2028	11,518	11,405	11,537
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.75%	9.12%	02/2029	1,323	1,320	1,319
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	SOFR(M)	3.50%	8.92%	02/2025	7,914	7,905	7,885
Physician Partners, LLC	Healthcare	SOFR(M)	4.00%	9.42%	12/2028	3,205	3,180	3,049
Premise Health Holding Corp.	Healthcare	SOFR(S)	3.75%	9.34%	07/2025	1,931	1,928	1,892
RealPage, Inc.	Software	SOFR(M)	3.00%	8.43%	04/2028	2,580	2,577	2,556
Renaissance Holding Corp.	Education	SOFR(M)	4.75%	10.07%	04/2030	5,114	4,968	5,081
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	2.50% + 4.25% PIK	12.12%	05/2027	4,316	4,309	4,000
Snap One Holdings Corp.	Distribution & Logistics	SOFR(Q)	4.50%	10.04%	12/2028	8,520	8,452	8,278
Sovos Brands Intermediate, Inc.	Food & Beverage	SOFR(Q)	3.50%	9.13%	06/2028	3,904	3,897	3,911
Spring Education Group, Inc.	Education	SOFR(M)	4.50%	9.91%	10/2030	9,526	9,407	9,407
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	7.25%	12.89%	07/2026	2,277	2,203	2,188
Storable, Inc.	Software	SOFR(M)	3.50%	8.82%	04/2028	3,930	3,913	3,910
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.97%	12/2027	3,736	3,729	3,354
Syndigo LLC	Software	SOFR(M)	4.50%	9.93%	12/2027	9,685	9,672	9,080
Therapy Brands Holdings LLC	Software	SOFR(M)	4.00%	9.43%	05/2028	5,984	5,961	5,745
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.50%	10.07%	08/2028	4,698	4,679	4,653
TRC Companies LLC	Business Services	SOFR(M)	3.75%	9.18%	12/2028	8,932	8,897	8,832
USIC Holdings, Inc.	Business Services	SOFR(M)	3.50%	8.93%	05/2028	2,979	2,972	2,938
Valcour Packaging, LLC	Packaging	L(S)	3.75%	9.40%	10/2028	3,252	3,244	2,653
VT Topco, Inc.	Business Services	SOFR(M)	4.25%	9.56%	08/2030	7,289	7,216	7,292
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	10.57%	07/2029	4,050	3,816	3,825
Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	9.65%	04/2026	9,395	9,358	9,389
YI, LLC	Healthcare	SOFR(M)	4.00%	9.42%	11/2024	21,808	21,803	21,699
Zest Acquisition Corp.	Healthcare	SOFR(M)	5.50%	10.82%	02/2028	3,150	3,038	3,092
Zone Climate Services, Inc.	Business Services	SOFR(M)	4.75%	10.23%	03/2028	9,875	9,720	9,853
Zone Climate Services, Inc.	Business Services	SOFR(M)	4.75%	10.23%	03/2028	2,171	2,137	2,166
Total Funded Investments						$511,460	$505,875	$494,850
Unfunded Investments - First lien
OMNIA Partners, LLC	Business Services	—	—	—	01/2024	$429	$(2)	$1
Total Unfunded Investments						$429	$(2)	$1
Total Investments						$511,889	$505,873	$494,851

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P), SOFR, and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2023.
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

Below is certain summarized consolidated financial information for SLP IV as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and September 30, 2022:

Selected Consolidated Balance Sheet Information:	September 30, 2023	December 31, 2022
Investments at fair value (cost of $506,022 and $504,875, respectively)	$494,851	$473,762
Receivable from unsettled securities sold	5,275	—
Cash and other assets	16,139	12,853
Total assets	$516,265	$486,615

Credit facility	$352,637	$365,537
Deferred financing costs (net of accumulated amortization of $1,447 and $997, respectively)	(1,566)	(2,008)
Payable for unsettled securities purchased	20,346	—
Distribution payable	4,648	4,648
Other liabilities	6,641	5,410
Total liabilities	382,706	373,587

Members' capital	$133,559	$113,028
Total liabilities and members' capital	$516,265	$486,615

Selected Consolidated Statement of Operations Information:	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest income	$12,476	$8,333	$35,669	20,749
Other income	100	102	258	257
Total investment income	12,576	8,435	35,927	21,006

Interest and other financing expenses	6,447	3,940	18,455	8,288
Other expenses	221	188	653	596
Total expenses	6,668	4,128	19,108	8,884
Net investment income	5,908	4,307	16,819	12,122

Net realized losses on investments	(97)	(85)	(1,751)	(77)
Net change in unrealized appreciation (depreciation) of investments	10,361	(1,013)	19,942	(25,142)
Net increase (decrease) in members' capital	$16,172	$3,209	$35,010	(13,097)
For the three and nine months ended September 30, 2023, the Company earned approximately $3,653 and $11,381, respectively, of dividend income related to SLP IV, which is included in dividend income. For the three and nine months ended September 30, 2022, the Company earned approximately $3,161 and $9,520, respectively, of dividend income related to SLP IV, which is included in dividend income. As of September 30, 2023 and December 31, 2022, approximately $3,653 and $3,653, respectively, of dividend income related to SLP IV was included in interest and dividend receivable.
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

Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies to determine if any are as “significant subsidiaries.” This determination is made based upon an analysis performed under Rules 3-09 and 4-08(g) of Regulation S-X, pursuant to which the Company must determine if any of its portfolio companies are considered a “significant subsidiary" as defined by Rule 1-02(w) of Regulation S-X under this rule. As of September 30, 2023, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary."
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of September 30, 2023:

	Total	Level I	Level II	Level III
First lien	$1,691,480	$—	$10,813	$1,680,667
Second lien	529,613	—	67,780	461,833
Subordinated	86,238	—	5,661	80,577
Equity and other	804,572	—	—	804,572
Total investments	$3,111,903	$—	$84,254	$3,027,649
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2022:

	Total	Level I	Level II	Level III
First lien	$1,753,967	$—	$—	$1,753,967
Second lien	561,207	—	81,139	480,068
Subordinated	76,659	—	3,817	72,842
Equity and other	829,414	—	—	829,414
Total investments	$3,221,247	$—	$84,956	$3,136,291
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2023	$3,095,531	$1,693,215	$495,695	$78,960	$827,661
Total gains or losses included in earnings:
Net realized gains on investments	4,671	111	—	—	4,560
Net change in unrealized (depreciation) appreciation	(17,113)	1,280	9,084	209	(27,686)
Purchases, including capitalized PIK and revolver fundings	33,311	26,051	1,244	1,408	4,608
Proceeds from sales and paydowns of investments	(88,751)	(39,990)	(44,190)	—	(4,571)
Fair Value, September 30, 2023	$3,027,649	$1,680,667	$461,833	$80,577	$804,572
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(17,605)	$1,695	$8,177	$209	$(27,686)

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

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2022	$3,136,291	$1,753,967	$480,068	$72,842	$829,414
Total gains or losses included in earnings:
Net realized gains (losses) on investments	7,944	(1,244)	(24,627)	—	33,815
Net change in unrealized (depreciation) appreciation	(15,994)	(2,141)	31,862	(251)	(45,464)
Purchases, including capitalized PIK and revolver fundings(1)	216,221	184,157	3,185	7,986	20,893
Proceeds from sales and paydowns of investments(1)	(321,049)	(242,582)	(44,381)	—	(34,086)
Transfers into Level III(2)	15,726	—	15,726	—	—
Transfers out of Level III(2)	(11,490)	(11,490)	—	—	—
Fair Value, September 30, 2023	$3,027,649	$1,680,667	$461,833	$80,577	$804,572
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(35,115)	$(4,814)	$15,305	$(143)	$(45,463)

(1)Includes non-cash reorganizations and restructurings.
(2)As of September 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2021	$2,843,456	$1,635,143	$319,120	$50,742	$838,451
Total gains or losses included in earnings:
Net realized gains (losses) on investments	35,753	(618)	—	—	36,371
Net change in unrealized (depreciation) appreciation	(64,552)	(13,309)	(47,712)	(2,078)	(1,453)
Purchases, including capitalized PIK and revolver fundings	587,780	515,997	19,269	25,099	27,415
Proceeds from sales and paydowns of investments	(478,245)	(378,522)	(15,949)	—	(83,774)
Transfers into Level III(1)	230,968	—	230,968	—	—
Fair Value, September 30, 2022	$3,155,160	$1,758,691	$505,696	$73,763	$817,010
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(23,102)	$(13,414)	$(47,712)	$(2,078)	$40,102

(1)As of September 30, 2022, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2023 and September 30, 2022. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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

Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2023 and December 31, 2022, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2023 and December 31, 2022, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2023 were as follows:

				Range
Type	Fair Value as of September 30, 2023	Approach	Unobservable Input	Low	High	Weighted Average(1)
First lien	$1,652,759	Market & income approach	EBITDA multiple	1.3x	32.5x	15.2x
			Revenue multiple	4.0x	19.5x	7.0x
			Discount rate	9.4%	25.4%	11.6%
	27,908	Other	N/A(2)	N/A	N/A	N/A
Second lien	458,833	Market & income approach	EBITDA multiple	7.8x	21.0x	15.0x
			Discount rate	10.3%	34.0%	12.5%
	3,000	Other	N/A(2)	N/A	N/A	N/A
Subordinated	80,577	Market & income approach	EBITDA multiple	9.0x	32.5x	16.2x
			Discount rate	13.0%	22.9%	16.5%
Equity and other	798,186	Market & income approach	EBITDA multiple	5.5x	26.5x	12.5x
			Revenue multiple	4.0x	20.1x	7.5x
			Discount rate	6.4%	44.0%	11.6%
	6,386	Other	N/A(2)	N/A	N/A	N/A
	$3,027,649

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
The carrying value of the collateralized agreement approximates fair value as of September 30, 2023 and is considered a Level III investment. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
The Holdings Credit Facility, NMFC Credit Facility, DB Credit Facility, SBA-guaranteed debentures, Unsecured Notes and NMNLC Credit Facility II are considered Level III investments. The fair value of the Convertible Notes (as defined below) are based on quoted prices and are considered Level II investments. See Note 7. Borrowings, for details.
The following are the principal amounts and fair values of the Company’s borrowings as of September 30, 2023 and December 31, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings or market quotes, if available.

	As of
	September 30, 2023		December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
Holdings Credit Facility	$569,563	$560,767	$618,963	$604,971
Unsecured Notes	391,500	363,692	531,500	499,551
Convertible Notes	260,000	264,706	316,816	317,071
SBA-guaranteed debentures	300,000	250,087	300,000	250,442
NMFC Credit Facility (1)	192,115	190,537	40,359	39,699
DB Credit Facility	186,400	185,553	186,400	183,734
NMNLC Credit Facility II	2,858	2,848	3,785	3,775
Total Borrowings	$1,902,436	$1,818,190	$1,997,823	$1,899,243

(1)     As of September 30, 2023, the principal amount of the NMFC Credit Facility was $192,115, which includes £22,850 denominated in GBP and €700 denominated in EUR that has been converted to U.S. dollars. As of September 30, 2023, the fair value of the NMFC Credit Facility was $190,537, which included £22,662 denominated in GBP and €694 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2022, the principal amount of the NMFC Credit Facility was $40,359, which included £22,850 denominated in GBP and €700 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2022, the fair value of the NMFC Credit Facility was $39,699, which included £22,476 denominated in GBP and €689 denominated in EUR that has been converted to U.S. dollars.
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
Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2024, the Investment Adviser entered into a fee waiver agreement (the "Fee Waiver Agreement"), amended on August 7, 2023, pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”). The Fee Waiver Agreement was most recently extended for a period of one year through the quarter ending December 31, 2024 by the Investment Adviser on August 7, 2023. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and nine months ended September 30, 2023, management fees waived were approximately $1,013 and $3,172, respectively. For the three and nine months ended September 30, 2022, management fees waived were approximately $1,115 and $3,349, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of September 30, 2023), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Management fee	$11,334	$11,717	$34,549	$35,040
Less: management fee waiver	(1,013)	(1,115)	(3,172)	(3,349)
Total management fee	10,321	10,602	31,377	31,691
Incentive fee, excluding accrued capital gains incentive fees	$10,169	$8,202	$29,748	$23,605
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)As of September 30, 2023 and September 30, 2022, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the board of directors on January 24, 2023 for a period of 12 months commencing on March 1, 2023. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the

Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2023, approximately $563 and $1,659, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. For the three and nine months ended September 30, 2022, approximately $496 and $1,854, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $238, respectively, were waived by the Administrator. As of September 30, 2023 and December 31, 2022, approximately $563 and $605, respectively, of indirect administrative expenses were included in payable to affiliates. For the three and nine months ended September 30, 2023, the reimbursement to the Administrator represented approximately 0.02% and 0.05%, respectively, of the Company's gross assets. For the three and nine months ended September 30, 2022, the reimbursement to the Administrator represented approximately 0.01% and 0.05%, respectively, of the Company's gross assets.
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
The Company has entered into the Fee Waiver Agreement with the Investment Adviser, pursuant to which the Investment Adviser agreed to voluntarily reduce the base management fees payable to the Investment Adviser by the Company under the Investment Management Agreement beginning with the quarter ended March 31, 2021 through the quarter ended December 31, 2022. Subsequently, the Company and the Investment Adviser extended the term of the Fee Waiver Agreement to be effective through the quarter ending December 31, 2024. See Note 5. Agreements, for details.
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
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to the Company from 200.0% to 150.0% as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes (as defined below) and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of September 30, 2023, the Company’s asset coverage ratio was 182.7%.
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

As of September 30, 2023, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 35.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on April 28, 2023, the Holdings Credit Facility bears interest at a rate of SOFR plus 1.70% for Broadly Syndicated Loans (as defined in the Seventh Amendment to the Loan and Security Agreement) and SOFR plus 2.20% per annum for all other investments. From April 20, 2021 to April 27, 2023, the Holdings Credit Facility bore interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the Fifth Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Third Amended and Restated Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$10,340	$6,734	$31,345	$13,937
Non-usage fee	$209	$154	$473	$558
Amortization of financing costs	$475	$807	$1,408	$2,395
Weighted average interest rate	7.2%	4.4%	6.9%	3.2%
Effective interest rate	7.8%	5.0%	7.4%	3.9%
Average debt outstanding	$563,470	$607,585	$603,154	$580,699
As of September 30, 2023 and December 31, 2022, the outstanding balance on the Holdings Credit Facility was $569,563 and $618,963, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of September 30, 2023, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$2,680	$1,872	$5,481	$3,798
Non-usage fee	$55	$25	$269	$118
Amortization of financing costs	$56	$60	$162	$175
Weighted average interest rate	7.4%	4.3%	7.0%	3.2%
Effective interest rate	7.8%	4.5%	7.6%	3.5%
Average debt outstanding	$141,764	$171,850	$104,227	$156,303
As of September 30, 2023, the outstanding balance on the NMFC Credit Facility was $192,115, which included £22,850 denominated in British Pound Sterling ("GBP") and €700 denominated in Euro ("EUR") that have been converted to U.S. dollars. As of December 31, 2022, the outstanding balance on the NMFC Credit Facility was $40,359, which included £22,850 denominated in GBP and €700 denominated in EUR that have been converted to U.S. dollars.
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
As of the amendment on December 17, 2021, the Unsecured Management Company Revolver bears interest at a rate of 4.00% per annum. On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. As of September 30, 2023, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50,000 and no borrowings were outstanding. For the three and nine months ended September 30, 2023, amortization of financing costs were $1 and $2, respectively. For the three and nine months ended September 30, 2022, amortization of financing costs were $4 and $10, respectively.
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
As of September 30, 2023, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
The advances under the DB Credit Facility accrue interest at a per annum rate equal to the Applicable Margin plus the lender's Cost of Funds Rate. Prior to March 25, 2021, the Applicable Margin was equal to 2.60% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and then increased by 2.00% during an Event of Default (as defined in the LFSA). From March 25, 2021 to June 29, 2023, the Applicable Margin was equal to 2.35% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and then increased by 2.00% during an Event of Default. As of the amendment on June 29, 2023, the Applicable Margin is equal to 2.61% during the Revolving Period, increases by 0.20% per annum after the Revolving period and shall be increased by 2.00% per annum during an Event of Default. The "Cost of Funds Rate" for a conduit lender is the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender is the Base Rate. Effective June 29, 2023, the Base Rate is the three-months SOFR Rate. Prior to the amendment on June 29, 2023, the Base Rate was the three-months LIBOR rate. The Company is also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the LFSA) and a facility agent fee of 0.25% per annum on the total facility amount.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense(1)	$3,864	$2,682	$11,062	$6,555
Non-usage fee(1)	$120	$103	$355	$236
Amortization of financing costs	$277	$272	$814	$809
Weighted average interest rate	8.1%	5.3%	7.8%	4.0%
Effective interest rate	9.1%	6.1%	8.8%	4.7%
Average debt outstanding	$186,487	$199,442	$186,429	$217,817

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
As of September 30, 2023 and December 31, 2022, the outstanding balance on the DB Credit Facility was $186,400 and $186,400, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
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
Prior to the amendment on March 16, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $20,000. As of the March 16, 2022 amendment and effective May 1, 2022 through November 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $10,000. As of the amendment on November 1, 2022, the maximum amount of revolving borrowings available to all borrowers under the NMNLC Credit Facility II is $27,500, of which $25,413 is outstanding as of September 30, 2023.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMNLC Credit Facility II for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$40	$25	$136	$225
Non-usage fee	$—	$1	$1	$2
Amortization of financing costs	$21	$5	$66	$40
Weighted average interest rate	7.5%	5.0%	7.1%	3.4%
Effective interest rate	11.7%	6.1%	10.9%	4.0%
Average debt outstanding	$2,091	$2,013	$2,480	$8,939
As of September 30, 2023 and December 31, 2022, the outstanding balance on the NMNLC Credit Facility II was $2,858 and $3,785, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.

Convertible Notes
2018 Convertible Notes—On August 20, 2018, the Company closed a registered public offering of $100,000 aggregate principal amount of unsecured convertible notes (the “2018 Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a first supplemental indenture thereto, dated August 20, 2018 (together the “2018A Indenture”). On August 30, 2018, in connection with the registered public offering, the Company issued an additional $15,000 aggregate principal amount of the 2018 Convertible Notes pursuant to the exercise of an overallotment option by the underwriter of the 2018 Convertible Notes. On June 7, 2019, the Company closed a registered public offering of an additional $86,250 aggregate principal amount of the 2018 Convertible Notes. These additional 2018 Convertible Notes constituted a further issuance of, ranked equally in right of payment with, and formed a single series with the $115,000 aggregate principal amount of 2018 Convertible Notes that the Company issued in August 2018.
The 2018 Convertible Notes bore interest at an annual rate of 5.75%, payable semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2019. The 2018 Convertible Notes matured on August 15, 2023.
On November 4, 2022, the Company launched a tender offer to purchase, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated November 4, 2022, up to $201,250 aggregate principal amount of then outstanding 2018 Convertible Notes for cash in an amount equal to $1,000 per $1,000 principal amount of Notes purchased (exclusive of accrued and unpaid interest on such notes) (the "Tender Offer"). The Tender Offer expired on December 6, 2022. As of the expiration of the Tender Offer, $84,434 aggregate principal amount of the 2018 Convertible Notes were validly tendered and not validly withdrawn pursuant to the Tender Offer. The Company accepted for purchase all of the 2018 Convertible Notes that were validly tendered and not validly withdrawn at the expiration of the Tender Offer. Following settlement of the Tender Offer on December 9, 2022, approximately $116,816 aggregate principal amount of the 2018 Convertible Notes remained outstanding.
On August 15, 2023, the Company's $116,816 aggregate principal amount of 2018 Convertible Notes matured and the Company repaid the outstanding principal and accrued but unpaid interest in cash.
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

The following table summarizes certain key terms related to the convertible features of the Company’s 2022 Convertible Notes as of September 30, 2023:

2022 Convertible Notes
Initial conversion premium(1)	14.7%
Initial conversion rate(2)	70.4225
Initial conversion price	$14.20
Conversion rate at September 30, 2023(1)(2)	71.2860
Conversion price at September 30, 2023(2)(3)	$14.03
Last conversion price calculation date	September 15, 2023

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the 2022 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at September 30, 2023 on the 2022 Convertible Notes was calculated on September 15, 2023.
The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.30 per share per quarter for the 2022 Convertible Notes and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $12.38 per share for the 2022 Convertible Notes. In no event will the total number of shares of common stock issuable upon conversion exceed 80.7754 per $1 principal amount of the 2022 Convertible Notes. The Company has determined that the embedded conversion option in the 2022 Convertible Notes is not required to be separately accounted for as a derivative under GAAP.
The 2022 Convertible Notes are unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness, if any, that is expressly subordinated in right of payment to the 2022 Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles. As reflected in Note 11. Earnings Per Share, the issuance is considered part of the if-converted method for calculation of diluted earnings per share.
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the 2018 and 2022 Convertible Notes (together, the "Convertible Notes") for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$5,696	$2,893	$17,892	$8,679
Amortization of financing costs	$447	$100	$1,276	$296
Amortization of premium	$(52)	$(26)	$(101)	$(77)
Weighted average interest rate	7.2%	5.8%	7.0%	5.8%
Effective interest rate	7.7%	5.9%	7.5%	5.9%
Average debt outstanding	$317,138	$201,250	$340,881	$201,250
As of September 30, 2023 and December 31, 2022, the outstanding balance on the 2022 Convertible Notes was $260,000 and $200,000, respectively. As of September 30, 2023 and December 31, 2022, the outstanding balance on the 2018 Convertible Notes was $0 and $116,816, respectively. The Company was in compliance with the terms of the 2018A Indenture and 2018C Indenture on such date.
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$4,644	$6,512	$15,602	$18,624
Amortization of financing costs	$143	$202	$524	$607
Weighted average interest rate	4.7%	4.8%	4.8%	4.7%
Effective interest rate	4.9%	5.0%	5.0%	4.9%
Average debt outstanding	$391,500	$539,870	$433,661	$525,456
As of September 30, 2023 and December 31, 2022, the outstanding balance on the Unsecured Notes was $391,500 and $531,500, respectively, and the Company was in compliance with the terms of the NPA as of such dates, as applicable.
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
As of September 30, 2023 and December 31, 2022, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of September 30, 2023 and December 31, 2022, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and $150,000 and $150,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

The following table summarizes the Company’s SBA-guaranteed debentures as of September 30, 2023:

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

(1)SBA-guaranteed debentures are held by SBIC I.
(2)SBA-guaranteed debentures are held by SBIC II.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$2,042	$2,042	$6,061	$6,061
Amortization of financing costs	$253	$253	$750	$750
Weighted average interest rate	2.7%	2.7%	2.7%	2.7%
Effective interest rate	3.0%	3.0%	3.0%	3.0%
Average debt outstanding	$300,000	$300,000	$300,000	$300,000

The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA regulations. SBICs are subject to SBA regulations that, among other things: require SBICs to invest in eligible small businesses and invest at least 25.0% of investment capital in eligible smaller enterprises (as defined by the SBA regulations), place certain limitations on the financing terms of investments, regulate the types of financing provided by an SBIC, prohibit investments in smaller businesses with certain characteristics or in certain industries and require capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2023 and December 31, 2022, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2023, the Company had unfunded commitments on revolving credit facilities of $108,985, no outstanding bridge financing commitments and other future funding commitments of $63,799. As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $100,315, no outstanding bridge financing commitments and other future funding commitments of $123,748. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility, the Unsecured Management Company Revolver and the NMNLC Credit Facility II as of September 30, 2023 and December 31, 2022. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2023 and December 31, 2022, the Company had commitment letters to purchase investments in the aggregate par amount of $4,858 and $45,634, respectively, which could require funding in the future.

Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and nine months ended September 30, 2023:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	(Losses) Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2022	100,937,026	$1,009	$1,305,945	$147,593	$(68,072)	$(72,002)	$1,314,473	$11,718	$1,326,191
Issuances of common stock	—	—	—	—	—	—	—	—	—
Offering costs	—	—	(56)	—	—	—	(56)	—	(56)
Distributions declared	—	—	—	(32,300)	—	—	(32,300)	(153)	(32,453)
Net increase in net assets resulting from operations	—	—	—	38,113	677	5,783	44,573	239	44,812
Net assets at March 31, 2023	100,937,026	$1,009	$1,305,889	$153,406	$(67,395)	$(66,219)	$1,326,690	$11,804	$1,338,494
Issuances of common stock	—	—	—	—	—	—	—	—	—
Offering costs	—	—	(91)	—	—	—	(91)	—	(91)
Distributions declared	—	—	—	(35,328)	—	—	(35,328)	(191)	(35,519)
Net increase (decrease) in net assets resulting from operations	—	—	—	39,678	2,567	(7,415)	34,830	248	35,078
Net assets at June 30, 2023	100,937,026	$1,009	$1,305,798	$157,756	$(64,828)	$(73,634)	$1,326,101	$11,861	$1,337,962
Issuances of common stock	502,623	5	6,620	—	—	—	6,625	—	6,625
Offering costs	—	—	(66)	—	—	—	(66)	—	(66)
Distributions declared	—	—	—	(36,338)	—	—	(36,338)	(188)	(36,526)
Net increase (decrease) in net assets resulting from operations	—	—	—	40,445	4,673	(16,422)	28,696	3	28,699
Net assets at September 30, 2023	101,439,649	$1,014	$1,312,352	$161,863	$(60,155)	$(90,056)	$1,325,018	$11,676	$1,336,694

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
For the three and nine months ended September 30, 2023, the Company sold 502,623 and 502,623, respectively, shares of common stock under the Distribution Agreement. For the three and nine months ended September 30, 2023, the Company received total accumulated net proceeds of approximately $6,625 and $6,625, respectively, including $0 and $0, respectively, of offering expenses, from these sales. For the three and nine months ended September 30, 2022, the Company sold 220,098 and 2,950,300, respectively, shares of common stock under the Distribution Agreement. For the three and nine months ended September 30, 2022, the Company received total accumulated net proceeds of approximately $2,956 and $40,007, respectively, including $12 and $439 of offering expenses, from these sales.

The Company generally uses net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of September 30, 2023, shares representing approximately $190,314 of the Company's common stock remain available for issuance and sale under the Distribution Agreement.
Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Earnings per share—basic
Numerator for basic earnings per share:	$28,696	$7,705	$108,099	$59,851
Denominator for basic weighted average share:	100,954,898	100,830,075	100,943,049	99,955,432
Basic earnings per share:	$0.28	$0.08	$1.07	$0.60
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$28,696	$7,705	$108,099	$59,851
Adjustment for interest on Convertible Notes and incentive fees, net	4,557	2,314	14,314	6,943
Numerator for diluted earnings per share:	$33,253	$10,019	$122,413	$66,794
Denominator for basic weighted average share	100,954,898	100,830,075	100,943,049	99,955,432
Adjustment for dilutive effect of Convertible Notes	22,228,371	13,257,585	23,652,660	13,257,585
Denominator for diluted weighted average share	123,183,269	114,087,660	124,595,709	113,213,017
Diluted earnings per share:	$0.27	$0.08	$0.98	$0.59

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and nine months ended September 30, 2023 and for the nine months ended September 30, 2022, there was no anti-dilution. For the three months ended September 30, 2022, there was anti-dilution.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Per share data(1):
Net asset value, January 1, 2023 and January 1, 2022, respectively	$13.02	$13.49
Net investment income	1.17	0.94
Net realized and unrealized losses (2)	(0.10)	(0.33)
Total net increase	1.07	0.61
Distributions declared to stockholders from net investment income	(1.03)	(0.90)
Net asset value, September 30, 2023 and September 30, 2022, respectively	$13.06	$13.20
Per share market value, September 30, 2023 and September 30, 2022, respectively	$12.95	$11.53
Total return based on market value(3)	13.49%	(9.64)%
Total return based on net asset value(4)	8.39%	4.54%
Shares outstanding at end of period	101,439,649	100,937,026
Average weighted shares outstanding for the period	100,943,049	99,955,432
Average net assets for the period	$1,322,558	$1,348,479
Ratio to average net assets(5):
Net investment income	11.95%	9.27%
Total expenses, before waivers/reimbursements	16.77%	12.85%
Total expenses, net of waivers/reimbursements	16.45%	12.50%
Average debt outstanding—Holdings Credit Facility	$603,154	$580,699
Average debt outstanding—Unsecured Notes	433,661	525,456
Average debt outstanding—SBA-guaranteed debentures	300,000	300,000
Average debt outstanding—DB Credit Facility	186,429	217,817
Average debt outstanding—Convertible Notes	340,881	201,250
Average debt outstanding—NMFC Credit Facility(6)	104,227	156,303
Average debt outstanding—NMNLC Credit Facility II	2,480	8,939
Asset coverage ratio(7)	182.68%	179.28%
Portfolio turnover	4.36%	14.38%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).
(2)Includes the accretive effect of common stock issuances per share, which for the nine months ended September 30, 2023 and September 30, 2022 were $0.00 and $0.01, respectively
(3)Total return is calculated assuming a purchase of common stock at the opening of the first day of the year and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return does not reflect sales load.
(4)Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. Total return does not reflect sales load.
(5)Interim periods are annualized.
(6)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2023 and September 30, 2022, the Company had borrowings denominated in GBP of £22,850 and £22,850, respectively, and borrowings denominated in EUR of €700 and €700, respectively, that have been converted to U.S. dollars.

(7)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.
Note 13. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended September 30, 2023. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
Note 14. Subsequent Events
On October 24, 2023, the Company’s board of directors declared a regular fourth quarter 2023 distribution of $0.32 per share and a supplemental distribution related to third quarter earnings of $0.04 per share, each payable on December 29, 2023 to holders of record as of December 15, 2023.
On October 26, 2023, the Company entered into the Eighth Amendment to Loan and Security Agreement (the "Eighth Amendment"), which amended the Holdings Credit Facility, to, among other things, extend the Facility Maturity Date, as defined in the Loan and Security Agreement, from April 20, 2026 to October 26, 2028.
On October 31, 2023, the Company entered into Amendment No. 8 to the Loan Financing and Servicing Agreement, which amended the DB Credit Facility to, among other things, extend the Maturity Date, as defined in the LFSA, from March 25, 2026 to March 25, 2027 and reduce the applicable interest rate.
On October 31, 2023, the Company entered into the Second Amended and Restated Uncommitted Revolving Loan Agreement, which amended the Unsecured Management Company Revolver to, among other things, extend the Maturity Date, as defined in the Agreement, from December 31, 2024 to December 31, 2027 and increase the maximum amount available from $50,000 to $100,000.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of September 30, 2023, and the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2023 and 2022, the consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 2, 2023

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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through September 30, 2023, we raised approximately $952.2 million in net proceeds from additional offerings of our common stock.
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $45 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations.
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
Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria we use. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of September 30, 2023, our top five industry concentrations were software, business services, healthcare, investment funds (which includes our investments in our joint ventures) and education.
As of September 30, 2023, our net asset value was approximately $1,325.0 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $3,111.9 million in 109 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 11.8% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 10.2%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR"), Sterling Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On October 24, 2023, our board of directors declared a fourth quarter 2023 distribution of $0.32 per share and a supplemental distribution related to third quarter earnings of $0.04 per share, each payable on December 29, 2023 to holders of record as of December 15, 2023.
On October 26, 2023, we entered into the Eighth Amendment to Loan and Security Agreement (the "Eighth Amendment"), which amended the Holdings Credit Facility, to, among other things, extend the Facility Maturity Date, as defined in the Loan and Security Agreement, from April 20, 2026 to October 26, 2028.
On October 31, 2023, we entered into Amendment No. 8 to the Loan Financing and Servicing Agreement, which amended the DB Credit Facility to, among other things, extend the Maturity Date, as defined in the LFSA, from March 25, 2026 to March 25, 2027 and reduce the applicable interest rate.
On October 31, 2023, we entered into the Second Amended and Restated Uncommitted Revolving Loan Agreement, which amended the Unsecured Management Company Revolver to, among other things, extend the Maturity Date, as defined in the Agreement, from December 31, 2024 to December 31, 2027 and increase the maximum amount available from $50.0 million to $100.0 million.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2023.
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

See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2023.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of September 30, 2023, we and SkyKnight II have committed and contributed $140.0 million and $35.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of September 30, 2023 and December 31, 2022.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the most recent amendment on June 23, 2023, during the reinvestment period, the credit facility bears interest at a rate of SOFR plus 1.80%, and after the reinvestment period it will bear interest at a rate of SOFR plus 2.10%. Prior to the amendment on June 23, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum during the reinvestment period and LIBOR plus 1.90% per annum after the reinvestment period. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525.0 million. As of September 30, 2023 and December 31, 2022, SLP III had total investments with an aggregate fair value of approximately $656.8 million and $639.3 million, respectively, and debt outstanding under its credit facility of $480.0 million and $512.1 million, respectively. As of September 30, 2023 and December 31, 2022, none of SLP III's investments were on non-accrual. Additionally, as of September 30, 2023 and December 31, 2022, SLP III had unfunded commitments in the form of delayed draws of $0.7 million and $2.9 million, respectively.
Below is a summary of SLP III's portfolio as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
First lien investments (1)	$681,088	$690,017
Weighted average interest rate on first lien investments (2)	9.75%	8.51%
Number of portfolio companies in SLP III	86	83
Largest portfolio company investment (1)	$26,178	$18,197
Total of five largest portfolio company investments (1)	$93,443	$85,948

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP III's portfolio as of September 30, 2023 and December 31, 2022 and additional information on certain summarized financial information for SLP III as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and September 30, 2022.

NMFC Senior Loan Program IV LLC
NMFC Senior Loan Program IV LLC ("SLP IV") was formed as a Delaware limited liability company on April 6, 2021, and commenced operations on May 5, 2021. SLP IV is structured as a private joint venture investment fund between us and SkyKnight Income Alpha, LLC ("SkyKnight Alpha") and operates under the First Amended and Restated Limited Liability Company Agreement of NMFC Senior Loan Program IV LLC dated May 5, 2021 (the "SLP IV Agreement"). Upon the effectiveness of the SLP IV Agreement, the members contributed their respective membership interests in NMFC Senior Loan Program I LLC ("SLP I") and NMFC Senior Loan Program II LLC ("SLP II") to SLP IV. Immediately following the contribution of their membership interests, SLP I and SLP II became wholly-owned subsidiaries of SLP IV. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals.

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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of September 30, 2023, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of September 30, 2023 and December 31, 2022.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026. As of the most recent amendment on April 28, 2023, the facility bears interest at a rate of SOFR plus 1.70%. Prior to the amendment on April 28, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum. As of September 30, 2023 and December 31, 2022, SLP IV had total investments with an aggregate fair value of approximately $494.9 million and $473.8 million, respectively, and debt outstanding under its credit facility of $352.6 million and $365.5 million, respectively. As of September 30, 2023 and December 31, 2022, none of SLP IV’s investments were on non-accrual. Additionally, as of September 30, 2023 and December 31, 2022, SLP IV had unfunded commitments in the form of delayed draws of $0.4 million and $2.0 million, respectively.
Below is a summary of SLP IV's consolidated portfolio as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
First lien investments (1)	$511,889	$510,372
Weighted average interest rate on first lien investments (2)	9.71%	8.54%
Number of portfolio companies in SLP IV	77	74
Largest portfolio company investment (1)	$21,808	$21,982
Total of five largest portfolio company investments (1)	$94,058	$93,734

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2023 and December 31, 2022 and additional information on certain summarized financial information for SLP IV as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and September 30, 2022.

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of September 30, 2023.
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

Below is certain summarized property information for NMNLC as of September 30, 2023:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2023(1)
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$96,933
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	11,692
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,449
					$118,074

(1)Excludes residual value in NM APP Canada Corp. due to tax withholding. As of September 30, 2023, NM APP Canada Corp. had a fair value of $7.

Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2023 and December 31, 2022, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $16.5 million and $16.5 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of September 30, 2023 and December 31, 2022, the SPP Agreement had a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $8.0 million and $8.0 million, respectively, which is reflective of the higher inherent risk in this transaction.

Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2023, we recognized PIK and non-cash interest from investments of approximately $7.9 million and $24.8 million, respectively, and PIK and non-cash dividends from investments of approximately $7.0 million and $20.2 million, respectively. For the three and nine months ended September 30, 2022, we recognized PIK and non-cash interest from investments of approximately $6.2 million and $22.0 million, respectively, and PIK and non-cash dividends from investments of approximately $6.0 million and $16.3 million, respectively.
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Rating of our portfolio companies as of September 30, 2023:

(in millions)	As of September 30, 2023
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$54.6	1.7%	$5.5	0.2%
Orange	101.2	3.2%	60.1	1.9%
Yellow	179.7	5.6%	144.3	4.6%
Green	2,863.2	89.5%	2,918.5	93.3%
	$3,198.7	100.0%	$3,128.4	100.0%
As of September 30, 2023, all investments in our portfolio had a Green Risk Rating with the exception of eight portfolio companies that had a Yellow Risk Rating, six portfolio companies that had an Orange Risk Rating and three portfolio companies that had a Red Risk Rating.
During the third quarter of 2022, we placed our first lien term loan and first lien delayed draw term loan positions in Ansira Holdings, Inc. ("Ansira") on non-accrual status. As of September 30, 2023, our first lien positions in Ansira on non-accrual status had an aggregate cost basis of $41.2 million, an aggregate fair value of $2.0 million and total unearned interest income of $0.1 million and $3.9 million, respectively, for the three and nine months then ended. As of September 30, 2023, our investment in Ansira has a Red Risk Rating.
As of September 30, 2023, our aggregate principal amount of our second lien term loan in Integro Parent Inc. ("Integro") was $13.1 million. During the second quarter of 2022, we placed an aggregate principal amount of $4.6 million of our second lien position on non-accrual status, that was subsequently taken off non-accrual status in the third quarter of 2023. As of September 30, 2023, our position in Integro on non-accrual status had total unearned interest income of $0.0 million and $0.4 million, respectively, for the three and nine months then ended. As of September 30, 2023, our investment in Integro has a Green Risk Rating.
During the second quarter of 2022, we placed our second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of September 30, 2023, our second lien position in National HME had an aggregate cost basis of $7.9 million, an aggregate fair value of $3.0 million and total unearned interest income of $0.4 million and $1.3 million, respectively, for the three and nine months then ended. During the fourth quarter of 2022, we reversed $11.2 million of previously recorded PIK interest in National HME and $1.5 million of previously recorded other income in NHME Holdings Corp. as we believe this PIK interest and other income will ultimately not be collectible. As of September 30, 2023, our investment in National HME has a Red Risk Rating.
As of September 30, 2023, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $31.4 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $13.5 million of our first lien term loans on non-accrual status. During the third quarter of 2023, we placed the remaining aggregate principal amount of $17.9 million of our first lien term loans on non-accrual status. As of September 30, 2023, our positions in AAC on non-accrual status had an aggregate cost basis of $31.4 million, an aggregate fair value of $20.6 million and total unearned interest income of $1.1 million and $2.2 million, respectively, for the three and nine months then ended. As of September 30, 2023, our investment in AAC has an Orange Risk Rating.

During the first quarter of 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of September 30, 2023, our junior preferred shares of UniTek had an aggregate cost basis of $34.4 million, an aggregate fair value of $0.0 million and total unearned dividend income of $1.9 million and $5.6 million, respectively, for the three and nine months then ended. During the third quarter of 2021, we placed an aggregate principal amount of $19.8 million of our investment in our senior preferred shares of UniTek on non-accrual status. As of September 30, 2023, our senior preferred shares of UniTek had an aggregate cost basis of $19.8 million, an aggregate fair value of approximately $5.9 million and total unearned dividend income of approximately $1.4 million and $4.1 million, respectively, for the three and nine months then ended. As of September 30, 2023, our investment in UniTek has a Green Risk Rating.
During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. As of September 30, 2023, our Education Management Corporation had an aggregate cost basis of $1.0 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.1 million and $0.1 million, respectively, for the three and nine months then ended. As of September 30, 2023, our investment in Education Management Corporation has an Orange Risk Rating.
During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual. As of September 30, 2023, our investment in this security has a Yellow Risk Rating and has an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $16.5 million.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $3,111.9 million in 109 portfolio companies at September 30, 2023 and approximately $3,221.2 million in 107 portfolio companies at December 31, 2022.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022
New investments in 32 and 44 portfolio companies, respectively	$140.5	$526.6
Debt repayments in existing portfolio companies	112.0	289.3
Sales of securities in 8 and 9 portfolio companies, respectively	170.8	177.2
Change in unrealized appreciation on 66 and 25 portfolio companies, respectively	70.0	67.2
Change in unrealized depreciation on 41 and 85 portfolio companies, respectively	(88.3)	(134.8)
Recent Accounting Standards Updates
See Item 1.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards Updates for details on recent accounting standards updates.
Results of Operations for the Three Months Ended September 30, 2023 and September 30, 2022
Revenue

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Total interest income	$74,044	$58,778
Total dividend income	18,078	15,871
Other income	2,227	3,800
Total investment income	$94,349	$78,449
Our total investment income increased by approximately $15.9 million, or 20%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. For the three months ended September 30, 2023, total investment income of approximately $94.3 million consisted of approximately $64.8 million in cash interest from investments, approximately $7.9 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.3 million, approximately $11.1 million in cash dividends from investments, approximately $7.0 million in PIK and non-cash dividends from investments and approximately $2.2 million in other income. The increase in interest income of approximately $15.3 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to a higher effective interest rate of our portfolio due to higher SOFR rates on our floating rate assets. The increase in dividend income for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily driven by an increase in PIK dividends and an increase in cash dividends from SLP III and SLP IV, partially offset by a decrease in cash dividends from our investment in NMNLC. Other income during the three months ended September 30, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 8 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Management fee	$11,334	$11,717
Less: management fee waiver	(1,013)	(1,115)
Total management fee	10,321	10,602
Incentive fee	10,169	8,202
Interest and other financing expenses	31,425	24,648
Administrative expenses	995	881
Professional fees	850	775
Other general and administrative expenses	542	545
Net expenses before income taxes	54,302	45,653
Income tax benefit	(627)	(13)
Net expenses after income taxes	$53,675	$45,640

Our total net operating expenses increased by approximately $8.0 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Our management fee, net of a management fee waiver, remained relatively flat and our incentive fee increased by approximately $2.0 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase in incentive fees was attributable to an increase in net investment income.
Interest and other financing expenses increased by approximately $6.8 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to higher rates on our floating rate borrowings and higher interest expense on our 2022 Convertibles Notes, which was issued in the fourth quarter of 2022 with a further issuance in the first quarter of 2023. Higher interest expense was partially offset by lower interest expense on our 2018A Unsecured Notes, which were fully repaid in the first quarter of 2023 and lower interest expense on the 2018 Convertible Notes, which were partially repaid in the fourth quarter of 2022 in connection with our tender offer to purchase $84.4 million aggregate principal amount of outstanding 2018 Convertible Notes, with the remaining amount fully repaid at maturity in the third quarter of 2023. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Net realized gains (losses) on investments	$4,673	$(222)
Net realized losses on foreign currency	—	(166)
Net change in unrealized depreciation of investments	(16,879)	(24,927)
Net change in unrealized depreciation on foreign currency	(60)	(10)
Benefit for taxes	291	30
Net realized and unrealized losses	$(11,975)	$(25,295)
Our net realized gains and unrealized losses resulted in a net loss of approximately $12.0 million for the three months ended September 30, 2023 compared to net realized and unrealized losses resulting in a net loss of approximately $25.3 million for the same period in 2022. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2023 was primarily driven by unrealized depreciation in TVG-Edmentum Holdings, LLC ("Edmentum") and UniTek, partially offset by realized gains in Haven Midstream Holdings LLC and unrealized appreciation in Vectra Co. and TMK Hawk Parent, Corp. The benefit for income taxes was attributable to equity investments that are held as of September 30, 2023 in eight of our corporate subsidiaries. The net loss for the three months ended September 30, 2022 was primarily driven by realized and unrealized losses in Edmentum, Ansira, New Trojan Parent, Inc., TMK Hawk Parent, Corp. and NM CLFX LP, which was partially offset by unrealized appreciation in Haven Midstream LLC, AAC and Phynet Dermatology LLC. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Total investment income	$94,349	$78,449
Net expenses after income taxes	53,675	45,640
Net investment income	40,674	32,809
Less: Net investment income related to non-controlling interest in NMNLC	229	282
Net investment income related to NMFC	$40,445	$32,527

Net change in realized gains on investments	4,673	(222)
Net change in realized losses on foreign currency	—	(166)
Less: Net change in realized gains on investments related to non-controlling interest in NMNLC	—	2
Net change in realized gains of investments related to NMFC	$4,673	$(390)

Net change in unrealized depreciation of investments	(16,879)	(24,927)
Net change in unrealized depreciation on foreign currency	(60)	(10)
Benefit (provision) for taxes	291	30
Less: Net change in unrealized depreciation of investments related to non-controlling interest in NMNLC	(226)	(475)
Net change in unrealized depreciation of investments related to NMFC	$(16,422)	$(24,432)

Results of Operations for the Nine Months Ended September 30, 2023 and September 30, 2022
Revenue

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Total interest income	$219,720	$157,000
Total dividend income	54,547	48,665
Other income	7,527	14,857
Total investment income	$281,794	$220,522

Our total investment income increased by approximately $61.3 million, or 28%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2023, total investment income of approximately $281.8 million consisted of approximately $190.9 million in cash interest from investments, approximately $24.8 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $4.1 million, approximately $34.3 million in cash dividends from investments, approximately $20.2 million in PIK and non-cash dividends from investments and approximately $7.5 million in other income. The increase in interest income of approximately $62.7 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to a higher effective interest rate of our portfolio due to higher LIBOR and SOFR rates on our floating rate assets. The increase in dividend income for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily driven by an increase in PIK dividends and an increase in cash dividends from SLP III and SLP IV, partially offset by a decrease in cash dividends from our investment in NMNLC. Other income during the nine months ended September 30, 2023, which represents fees that are generally non-

recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 21 different portfolio companies.

Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Management fee	34,549	35,040
Less: management fee waiver	(3,172)	(3,349)
Total management fee	31,377	31,691
Incentive fee	29,748	23,605
Interest and other financing expenses	93,921	63,957
Administrative expenses	2,996	3,022
Professional fees	2,818	2,529
Other general and administrative expenses	1,543	1,540
Total expenses	162,403	126,344
Less: expenses waived and reimbursed	—	(238)
Net expenses before income taxes	162,403	126,106
Income tax expense (benefit)	401	(5)
Net expenses after income taxes	$162,804	$126,101
Our total net operating expenses increased by approximately $36.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Our management fee, net of a management fee waiver, remained relatively flat and our incentive fee increased by approximately $6.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase in incentive fees was attributable to an increase in net investment income.
Interest and other financing expenses increased by approximately $30.0 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to higher LIBOR and SOFR rates on our floating rate borrowings and higher interest expense on our 2022 Convertibles Notes, which was issued in the fourth quarter of 2022 with a further issuance in the first quarter of 2023. Higher interest expense was partially offset by lower interest expense on our 2017A Unsecured Notes, which were fully repaid in the third quarter of 2022, lower interest expense on our 2018A Unsecured Notes, which were fully repaid in the first quarter of 2023 and lower interest expense on the 2018 Convertible Notes, which were partially repaid in the fourth quarter of 2022 in connection with our tender offer to purchase $84.4 million aggregate principal amount of outstanding 2018 Convertible Notes, with the remaining amount fully repaid at maturity in the third quarter of 2023. Our total professional fees, administrative expenses and total other general and administrative expenses for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Net realized gains on investments	7,904	35,468
Net realized gains on foreign currency	13	219
Net change in unrealized depreciation of investments	(18,340)	(67,634)
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	(39)	(2,021)
Net change in unrealized depreciation on foreign currency	(5)	(625)
Benefit (provision) for taxes	66	(127)
Net realized and unrealized losses	$(10,401)	$(34,720)

Our net realized gains and unrealized losses resulted in a net losses of approximately $10.4 million for the nine months ended September 30, 2023 compared to net realized gains and unrealized losses resulting in a net losses of approximately $34.7 million for the same period in 2022. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net losses for the nine months ended September 30, 2023 was primarily driven by realized losses in National HME and ADG, LLC, and unrealized depreciation in Ansira, Edmentum and New Trojan Parent, Inc., partially offset by realized gains in Haven Midstream Holdings LLC and unrealized appreciation in UniTek. The benefit for income taxes was attributable to equity investments that are held as of September 30, 2023 in eight of our corporate subsidiaries. The net loss for the nine months ended September 30, 2022 was primarily driven by unrealized depreciation in NM CLFX LP, NM APP US LLC, NHME Holdings Corp. and Ansira Holdings, Inc. which was partially offset by unrealized appreciation in Haven Midstream LLC, UniTek and New Permian Holdco, Inc. and a realized gain in NM GLCR LP. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Total investment income	$281,794	$220,522
Net expenses after income taxes	162,804	126,101
Net investment income	118,990	94,421
Less: Net investment income related to non-controlling interest in NMNLC	754	924
Net investment income related to NMFC	$118,236	$93,497

Net change in realized gains on investments	7,904	35,468
Net change in realized losses on foreign currency	13	219
Less: Net change in realized gains on investments related to non-controlling interest in NMNLC	—	3,634
Net change in realized gains of investments related to NMFC	$7,917	$32,053

Net change in unrealized depreciation of investments	(18,340)	(67,634)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(39)	(2,021)
Net change in unrealized depreciation on foreign currency	(5)	(625)
Benefit (provision) for taxes	66	(127)
Less: Net change in unrealized depreciation of investments related to non-controlling interest in NMNLC	(264)	(4,708)
Net change in unrealized depreciation of investments related to NMFC	$(18,054)	$(65,699)
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through September 30, 2023, we raised approximately $952.2 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0% as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of September 30, 2023, our asset coverage ratio was 182.7%.
At September 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $83.3 million and $71.2 million, respectively. Our cash provided by (used in) operating activities during the nine months ended September 30, 2023 and September 30, 2022 was approximately $207.0 million and $(8.8) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
For the three and nine months ended September 30, 2023, we sold 502,623 and 502,623, respectively, shares of common stock under the Distribution Agreement and received total accumulated net proceeds of approximately $6.6 million and $6.6 million, respectively, including $0.0 million and $0.0 million, respectively, of offering expenses, from these sales. For the three and nine months ended September 30, 2022, we sold 220,098 shares and 2,950,300 shares, respectively, of common stock under the Distribution Agreement and received total accumulated net proceeds of approximately $2.9 million and $40.0 million, respectively, including $0.0 million and $0.4 million, respectively, of offering expenses, from these sales.
We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of September 30, 2023, shares representing approximately $190.3 million of our common stock remains available for issuance and sale under the Distribution Agreement.
Off-Balance Sheet Agreements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2023 and December 31, 2022, we had outstanding commitments to third parties to fund investments totaling $172.8 million and $224.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2023 and December 31, 2022, we had commitment letters to purchase investments in an aggregate par amount of $4.9 million and $45.6 million, respectively. As of September 30, 2023 and December 31, 2022, we had not entered into any bridge financing commitments which could require funding in the future.
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
As of September 30, 2023, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 35.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on April 28, 2023, the Holdings Credit Facility bears interest at a rate of SOFR plus 1.70% for Broadly Syndicated Loans (as defined in the Seventh Amendment to the Loan and Security Agreement) and SOFR plus 2.20% per annum for all other investments. From April 20, 2021 to April 27, 2023, the Holdings Credit Facility bore interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the Fifth Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Third Amended and Restated Loan and Security Agreement).
As of September 30, 2023 and December 31, 2022, the outstanding balance on the Holdings Credit Facility was $569.6 million and $619.0 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2023 and September 30, 2022.
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
As of September 30, 2023, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.
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
As of September 30, 2023 and December 31, 2022, the outstanding balance on the NMFC Credit Facility was $192.1 million and $40.4 million, which included £22.9 million and £22.9 million, respectively, denominated in British Pound Sterling ("GBP") and €0.7 million and €0.7 million, respectively, denominated in Euro ("EUR") that have been converted to U.S. dollars. NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2023 and September 30, 2022.
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
As of the amendment on December 17, 2021, the Unsecured Management Company Revolver bears interest at a rate of 4.00% per annum. Prior to December 17, 2021, the Unsecured Management Company Revolver bore interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. As of September 30, 2023, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50.0 million and no borrowings were outstanding. For the three and nine months ended September 30, 2023 and September 30, 2022, amortization of financing costs were each less than $50.0 thousand, respectively.
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

As of September 30, 2023, the maximum amount of revolving borrowings available under the DB Credit Facility was $280.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
The advances under the DB Credit Facility accrue interest at a per annum rate equal to the Applicable Margin plus the lender's Cost of Funds Rate. Prior to March 25, 2021, the Applicable Margin was equal to 2.60% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and then increased by 2.00% during an Event of Default (as defined in the LFSA). From March 25, 2021 to June 29, 2023, the Applicable Margin is equal to 2.35% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and then increased by 2.00% during an Event of Default. As of the amendment on June 29, 2023, the Applicable Margin is equal to 2.61% during the Revolving Period, increases by 0.20% per annum after the Revolving period and shall be increased by 2.00% per annum during an Event of Default. The "Cost of Funds Rate" for a conduit lender is the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender is the Base Rate. Effective June 29, 2023, the Base Rate is the three-months SOFR Rate. Prior to the amendment on June 29, 2023, the Base Rate was the three-months LIBOR rate. We are also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the LFSA) and a facility agent fee of 0.25% per annum on the total facility amount.
As of September 30, 2023 and December 31, 2022, the outstanding balance on the DB Credit Facility was $186.4 million and $186.4 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such date.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the DB Credit Facility for the three and nine months ended September 30, 2023 and September 30, 2022.
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
Prior to the amendment on March 16, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $20 million. As of the March 16, 2022 amendment and effective May 1, 2022 through November 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $10 million. As of the amendment on November 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II is $27.5 million, of which $25.4 million is outstanding for all borrowers. As of September 30, 2023 and December 31, 2022, the outstanding balance on the NMNLC Credit Facility II was $2.9 million and $3.8 million, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the NMNLC Credit Facility II for the three and nine months ended September 30, 2023 and September 30, 2022.
Convertible Notes
2018 Convertible Notes—On August 20, 2018, we closed a registered public offering of $100.0 million aggregate principal amount of unsecured convertible notes (the “2018 Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a first supplemental indenture thereto, dated August 20, 2018 (together the “2018A Indenture”). On August 30, 2018, in connection with the registered public offering, we issued an additional $15.0 million aggregate principal amount of the 2018 Convertible Notes pursuant to the exercise of an overallotment option by the underwriter of the 2018

Convertible Notes. On June 7, 2019, we closed a registered public offering of an additional $86.3 million aggregate principal amount of the 2018 Convertible Notes. These additional 2018 Convertible Notes constituted a further issuance of, rank equally in right of payment with, and formed a single series with the $115.0 million aggregate principal amount of 2018 Convertible Notes that we issued in August 2018.
The 2018 Convertible Notes bore interest at an annual rate of 5.75%, payable semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2019. The 2018 Convertible Notes matured on August 15, 2023.
On November 4, 2022, we launched a tender offer to purchase, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated November 4, 2022, up to $201.3 million aggregate principal amount of outstanding 2018 Convertible Notes for cash in an amount equal to $1,000 per $1,000 principal amount of Notes purchased (exclusive of accrued and unpaid interest on such notes) (the "Tender Offer"). The Tender Offer expired on December 6, 2022. As of the expiration of the Tender Offer, $84.4 million aggregate principal amount of the 2018 Convertible Notes were validly tendered and not validly withdrawn pursuant to the Tender Offer. We accepted for purchase all of the 2018 Convertible Notes that were validly tendered and not validly withdrawn at the expiration of the Tender Offer. Following settlement of the Tender Offer on December 9, 2022, approximately $116.8 million aggregate principal amount of the 2018 Convertible Notes remained outstanding.
On August 15, 2023, our $116.8 million aggregate principal amount of 2018 Convertible Notes matured and we repaid the outstanding principal and accrued but unpaid interest in cash.
2022 Convertible Notes—On November 2, 2022, we closed a private offering of $200.0 million aggregate principal amount of unsecured convertible notes (the “2022 Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a third supplemental indenture thereto, dated November 2, 2022 (together the “2018C Indenture”). On March 14, 2023, in connection with the registered public offering, we issued an additional $60.0 million aggregate principal amount of the 2022 Convertible Notes. These additional 2022 Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $200.0 million aggregate principal amount of 2022 Convertible Notes that we issued in November 2022.
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
The following table summarizes certain key terms related to the convertible features of our 2022 Convertible Notes as of September 30, 2023:

2022 Convertible Notes
Initial conversion premium(1)	14.7%
Initial conversion rate(2)	70.4225
Initial conversion price	$14.20
Conversion rate at September 30, 2023(1)(2)	71.2860
Conversion price at September 30, 2023(2)(3)	$14.03
Last conversion price calculation date	September 15, 2023

(1)Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of our 2022 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at September 30, 2023 on our 2022 Convertible Notes was calculated on September 15, 2023.
The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.30 per share per quarter for the 2022 Convertible Notes and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $12.38 per share for the 2022 Convertible Notes. In no event will the total number of shares of common stock issuable upon conversion exceed 80.7754 per $1 principal amount of the 2022 Convertible Notes. We have determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP.

The 2022 Convertible Notes are unsecured obligations and rank senior in right of payment to our existing and future indebtedness, if any, that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries and financing vehicles. As reflected in Item 1. — Financial Statements — Note 11. Earnings Per Share, the issuance is considered part of the if-converted method for calculation of diluted earnings per share.
As of September 30, 2023 and December 31, 2022, the outstanding balance on the Convertible Notes was $260.0 million and $316.8 million, respectively. NMFC was in compliance with the terms of the 2018A Indenture and 2018C Indenture on such date.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Convertible Notes for the three and nine months ended September 30, 2023 and September 30, 2022.
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
As of September 30, 2023 and December 31, 2022, the outstanding balance on the Unsecured Notes was $391.5 million and $531.5 million, respectively, and we were in compliance with the terms of the NPA as of such dates, as applicable.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2023 and September 30, 2022.
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
As of September 30, 2023 and December 31, 2022, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of September 30, 2023 and December 31, 2022, SBIC II had regulatory capital of $75.0 million and $75.0 million, respectively, and $150.0 million and $150.0 million, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA regulations. SBICs are subject to SBA regulations that, among other things: require SBICs to invest in eligible small businesses and invest at least 25.0% of investment capital in eligible smaller enterprises (as defined by the SBA regulations), place certain limitations on the financing terms of investments, regulate the types of financing, prohibit investments in small businesses with certain characteristics or in certain industries and require capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2023 and December 31, 2022, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on our SBA-guaranteed debentures as of September 30, 2023 and costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2023 and September 30, 2022.

Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2023 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$569.6	$—	$569.6	$—	$—
Unsecured Notes(2)	391.5	116.5	200.0	75.0	—
SBA-guaranteed debentures(3)	300.0	—	121.7	43.3	135.0
Convertible Notes(4)	260.0	—	260.0	—	—
NMFC Credit Facility(5)	192.1	—	192.1	—	—
DB Credit Facility(6)	186.4	—	186.4	—	—
NMNLC Credit Facility II(7)	2.9	—	2.9	—	—
Total Contractual Obligations	$1,902.5	$116.5	$1,532.7	$118.3	$135.0

(1)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($569.6 million as of September 30, 2023) must be repaid on or before April 20, 2026. As of September 30, 2023, there was approximately $160.4 million of possible capacity remaining under the Holdings Credit Facility.
(2)$116.5 million of the 2019A Unsecured Notes will mature on April 30, 2024 unless earlier repurchased, $200.0 million of the 2021A Unsecured Notes will mature on January 29, 2026 unless earlier repurchased and $75.0 million of the 2022A Unsecured Notes will mature on June 15, 2027 unless earlier repurchased.
(3)Our SBA-guaranteed debentures will begin to mature on March 1, 2025.
(4)The 2022 Convertible Notes will mature on October 15, 2025 unless earlier converted or purchased at the holder's option or redeemed by us.
(5)Under the terms of the $198.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($192.1 million, which included £22.9 million denominated in GBP and €0.7 million denominated in EUR that have been converted to U.S. dollars as of September 30, 2023) must be repaid on or before June 4, 2026. As of September 30, 2023, there was approximately $6.4 million of available capacity remaining under the NMFC Credit Facility.
(6)Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($186.4 million as of September 30, 2023) must be repaid on or before March 25, 2026. As of September 30, 2023, there was approximately $93.6 million of possible capacity remaining under the DB Credit Facility.
(7)Under the terms of the NMNLC Credit Facility II, all outstanding borrowings under that facility must be repaid on or before November 1, 2024. As of September 30, 2023, the outstanding borrowings for all borrowers was $25.4 million, of which $2.9 million was outstanding for NMNLC.

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

Distributions and Dividends
Distributions declared and paid to stockholders for the nine months ended September 30, 2023 totaled approximately $104.0 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2023
Third Quarter	July 27, 2023	September 15, 2023	September 29, 2023	$0.36	(2)
Second Quarter	April 25, 2023	June 16, 2023	June 30, 2023	0.35	(3)
First Quarter	January 24, 2023	March 17, 2023	March 31, 2023	0.32
				$1.03
December 31, 2022
Fourth Quarter	November 2, 2022	December 16, 2022	December 30, 2022	$0.32
Third Quarter	August 3, 2022	September 16, 2022	September 30, 2022	0.30
Second Quarter	May 3, 2022	June 16, 2022	June 30, 2022	0.30
First Quarter	February 23, 2022	March 17, 2022	March 31, 2022	0.30
				$1.22
December 31, 2021
Fourth Quarter	October 27, 2021	December 16, 2021	December 30, 2021	$0.30
Third Quarter	July 29, 2021	September 16, 2021	September 30, 2021	0.30
Second Quarter	April 30, 2021	June 16, 2021	June 30, 2021	0.30
First Quarter	February 17, 2021	March 17, 2021	March 31, 2021	0.30
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
(2)Includes a regular quarterly distribution of $0.32 per share and a supplemental distribution related to Q2 earnings of $0.04 per share.
(3)Includes a regular quarterly distribution of $0.32 per share and a supplemental distribution related to Q1 earnings of $0.03 per share.
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
•We have entered into a fee waiver agreement (the "Fee Waiver Agreement") with the Investment Adviser, pursuant to which the Investment Adviser agreed to voluntarily reduce the base management fees payable to the Investment Adviser by us under the Investment Management Agreement beginning with the quarter ended March 31, 2021 through the quarter ending December 31, 2024. See Item 1— Financial Statements—Note 5. Agreements for details.
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2023 approximately $0.6 million and $1.7 million, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of September 30, 2023, approximately $0.6 million of indirect administrative expenses were included in payable to affiliates. For the three and nine months ended September 30, 2023, the reimbursement to the Administrator represented approximately 0.02% and 0.05%, respectively, of our gross assets.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA or SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2023, certain of the loans held in our portfolio had floating LIBOR, SONIA or SOFR interest rates. As of September 30, 2023, approximately 87.48% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR, SONIA or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 12.52% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR, SONIA or SOFR rates.
The following table estimates the potential changes in interest income, net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2023. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of September 30, 2023. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(1.71)%
Base Interest Rate	—%
+100 Basis Points	6.84%
+200 Basis Points	13.69%
+300 Basis Points	20.53%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of September 30, 2023. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2023 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 other than those set forth below.
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

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
We did not engage in unregistered sales of equity securities during the three months ended September 30, 2023.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the nine months ended September 30, 2023, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 292,742 shares of our common stock for approximately $3.6 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the nine months ended September 30, 2023.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2023	101,878	$12.46	—	$—
February 2023	—	—	—	—
March 2023	—	—	—	—
April 2023	93,064	12.30	—	—
May 2023	—	—	—	—
June 2023	—	—	—	—
July 2023	97,800	12.64	—	—
August 2023	—	—	—	—
September 2023	—	—	—	—
Total	292,742	$12.47	—	$—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 22, 2022, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2023 or until $50.0 million of outstanding shares of common stock have been repurchased. To date, approximately $2.9 million of common stock has been repurchased by us under the Repurchase Program. We did not repurchase any shares of our common stock under the Repurchase Program during the nine months ended September 30, 2023.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)On October 31, 2023, the Company entered into Amendment No. 8 to the Loan Financing and Servicing Agreement, which amended the DB Credit Facility to, among other things, extend the Maturity Date, as defined in the LFSA, from March 25, 2026 to March 25, 2027 and reduce the applicable interest rate.
On October 31, 2023, the Company entered into the Second Amended and Restated Uncommitted Revolving Loan Agreement, which amended the Unsecured Management Company Revolver to, among other things, extend the Maturity Date, as defined in the Agreement, from December 31, 2024 to December 31, 2027 and increase the maximum amount available from $50.0 million to $100.0 million.
Going forward, Robert A. Hamwee remains as one of NMFC's portfolio managers but will transition from a New Mountain Managing Director to a Senior Advisor with the freedom to allocate his time to activities outside of credit and NMFC. As part of his responsibilities, Mr. Hamwee will continue to: (i) serve as a senior member of the Investment Committee of the Company’s investment adviser, (ii) serve as Vice Chairman of the board of directors of the Company, and (iii) be involved in other parts of leadership that the Company’s board of directors considers core to the Company’s performance. The Company’s investment adviser believes that its management team, with the overall support of New Mountain Capital’s team of approximately 250 employees and senior advisors, is adequately staffed to support the Company.
(b)None.
(c)For the period covered by this Quarterly Report on Form 10-Q, no director or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
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

Item 6.     Exhibits
(a)Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(2)

3.1(b)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance Corporation(3)

3.2	Amended and Restated Bylaws of New Mountain Finance Corporation(2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation New Mountain Finance Corporation(4)

4.1	Form of Stock Certificate of New Mountain Finance Corporation(1)

10.1	Fee Waiver Letter Delivered to New Mountain Finance Corporation by New Mountain Finance Advisers BDC, L.L.C., dated as of August 7, 2023. (5)

10.2
Form of Eighth Amendment to Loan and Security Agreement, dated as of October 26, 2023, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian*

10.3
Amendment No. 8 to the Loan Financing and Servicing Agreement, dated as of December 14, 2018, by and among New Mountain Finance Corporation, as the equityholder, New Mountain Finance DB, L.L.C. as the borrower, Deutsche Bank AG, New York Branch as the facility agent, Lender and other agent from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian*

10.4	Second Amended and Restated Uncommitted Revolving Loan Agreement, by and between New Mountain Finance Corporation, as borrower, and NMF Investments III, L.L.C.. as Lender *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
(4)Previously filed in connection with New Mountain Finance Corporation's Current Report on Form 8-K filed on April 3, 2019.
(5)Previously filed in connection with New Mountain Finance Corporation's Current Report on Form 8-K filed on August 9, 2023.

*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2023.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ JOHN R. KLINE
John R. Kline
President and Chief Executive Officer
(Principal Executive Officer), and Director

By:	/s/ LAURA C. HOLSON
Laura C. Holson
Chief Financial Officer (Principal Financial and
Accounting Officer), Chief Operating Officer and
Treasurer