Form 10-K
period 2023-12-31
New Mountain Finance Corp
filed 2024-02-26
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, addresses of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
814-00832	New Mountain Finance Corporation 1633 Broadway, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Incorporation: Delaware	27-2978010
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	NMFC	The NASDAQ Global Select Market
8.250% Notes due 2028	NMFCZ	The NASDAQ Global Select Market
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of New Mountain Finance Corporation on June 30, 2023, based on the closing price on that date of $12.44, on the NASDAQ Global Select Market ("NASDAQ") was $1,120.1 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

Description	Shares as of February 26, 2024
Common stock, par value $0.01 per share	102,877,604
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on this Form 10-K are incorporated by reference into Part III on this Form 10-K.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
Item 1.    Business
New Mountain Finance Corporation ("NMFC", the "Company", "we", "us" or "our") is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through December 31, 2023, we have raised approximately $966.9 million in net proceeds from additional offerings of common stock.
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $50 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations.

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

New Mountain Net Lease Corporation ("NMNLC"), a majority-owned consolidated subsidiary of ours, which acquires commercial real estate properties that are subject to "triple net" leases, has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
New Mountain Finance Advisers BDC, L.L.C.
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $50 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a six member investment committee (the "Investment Committee"), which is responsible for approving purchases and sales of our investments above $10.0 million in the aggregate by a single issuer. For additional information on the Investment Committee, see "Investment Committee".
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
Senior secured loans may include traditional first lien loans or unitranche loans. We invest a significant portion of our portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss. In some cases, our investments may also include equity interests.
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
Similar to us, the investment objective of SBIC I and SBIC II is to generate current income and capital appreciation under our investment criteria. However, SBIC I’s and SBIC II's investments must be in SBA eligible small businesses. For additional information on SBA regulations, see "SBA Regulation". Our portfolio may be concentrated in a limited number of industries. As of December 31, 2023, our top five industry concentrations were software, business services, healthcare, investment funds (which includes our investments in our joint ventures) and education. Our targeted investments typically have maturities of between five and ten years and generally range in size between $10.0 million and $125.0 million. This investment size may vary proportionately as the size of our capital base changes. At December 31, 2023, our portfolio consisted of 110 portfolio companies and was invested 55.9% in first lien loans, 14.1% in second lien loans, 3.0% in subordinated debt and 27.0% in equity and other, as measured at fair value versus 107 portfolio companies invested 54.5% in first lien loans, 17.4% in second lien loans, 2.4% in subordinated debt and 25.7% in equity and other, as measured at fair value at December 31, 2022.
The fair value of our investments, as determined in good faith by our board of directors, was approximately $3,011.3 million in 110 portfolio companies at December 31, 2023 and approximately $3,221.2 million in 107 portfolio companies at December 31, 2022.

The following table shows our portfolio and investment activity for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,
(in millions)	2023	2022
New investments in 46 and 50 portfolio companies, respectively	$283.4	$620.7
Debt repayments in existing portfolio companies	358.3	395.1
Sales of securities in 10 and 9 portfolio companies, respectively	182.1	188.8
Change in unrealized appreciation on 78 and 21 portfolio companies, respectively	108.6	81.3
Change in unrealized depreciation on 39 and 92 portfolio companies, respectively	(98.3)	(165.4)
At December 31, 2023 and December 31, 2022, our weighted average yield to maturity at cost ("YTM at Cost") was approximately 10.9% and 11.3%, respectively. This YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. At December 31, 2023 and December 31, 2022, our weighted average yield to maturity at cost for investments ("YTM at Cost for Investments") was approximately 9.7% and 10.0%, respectively. This YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR"), Sterling Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
The following summarizes our ten largest portfolio company investments and the top ten industries in which we were invested as of December 31, 2023, calculated as a percentage of total assets as of December 31, 2023:

Portfolio Company	Percent of Total Assets
NMFC Senior Loan Program III LLC	4.4%
New Benevis Topco, LLC/New Benevis Holdco, Inc.	4.3%
TVG-Edmentum Holdings, LLC/Edmentum Ultimate Holdings, LLC	3.6%
NMFC Senior Loan Program IV LLC	3.6%
NM NL Holdings LP/NM GP Holdco LLC	3.1%
UniTek Global Services, Inc.	2.9%
Knockout Intermediate Holdings I Inc./Kaseya Inc.	2.6%
Paw Midco, Inc./AAH Topco, LLC	2.5%
Dealer Tire Holdings, LLC	2.4%
Associations, Inc.	2.1%
Total	31.5%

Industry Type	Percent of Total Assets
Software	25.6%
Business Services	17.1%
Healthcare	15.1%
Investment Funds (includes investments in joint ventures)	8.0%
Education	6.7%
Consumer Services	6.1%
Net Lease	3.8%
Distribution & Logistics	3.5%
Financial Services	3.3%
Energy	2.1%
Total	91.3%

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
Investment Committee
The Investment Adviser is managed by a six member Investment Committee, which is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, John R. Kline, Adam B. Weinstein and Laura C. Holson. The sixth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. A. Joe Delgado served on the Investment Committee from August 2022 to July 2023. Beginning in August 2023, Andre V. Moura was appointed to the Investment Committee for a one year term. Effective January 1, 2023, Laura C. Holson joined the Investment Committee as a new permanent member. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $10.0 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
Debt Investments
The terms of our debt investments are tailored to the facts and circumstances of the transaction and prospective portfolio company and are structured to protect such portfolio company's rights and manage its risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is the cash interest that we collect on our debt investments.
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Rating of our portfolio companies as of December 31, 2023:

(in millions)	As of December 31, 2023
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$39.7	1.3%	$4.6	0.2%
Orange	73.1	2.4%	42.5	1.4%
Yellow	157.6	5.1%	118.5	3.9%
Green	2,797.8	91.2%	2,862.2	94.5%
Total	$3,068.2	100.0%	$3,027.8	100.0%

As of December 31, 2023, all investments in our portfolio had a Green Risk Rating with the exception of six portfolio companies that had a Yellow Risk Rating, four portfolio companies that had an Orange Risk Rating and three portfolio companies that had a Red Risk Rating.
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
We have a board of directors. A majority of our board of directors must be persons who are not "interested persons" of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act (the "independent directors"). As a BDC, we are prohibited from indemnifying any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. Additionally, to provide additional shareholder protection we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC.
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
These SBIC licenses allow each of SBIC I and SBIC II to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and other customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. In June 2018, the limit of SBA leverage available to an individual SBIC eligible for two tiers of leverage was increased from $150.0 million with at least $75.0 million in regulatory capital to $175.0 million with at least $87.5 million in regulatory capital, subject to SBA approval. The maximum leverage available to a group of SBICs under common control is $350.0 million. Currently, SBIC I and SBIC II operate under the prior $150.0 million leverage limit. SBA-guaranteed debentures are non-recourse, have a maturity of ten years, require semi-annual payments of interest and do not require any principal payments prior to maturity. SBIC I and SBIC II are subject to regulation and oversight by the SBA, including requirements with respect to reporting financial information, such as the extent of capital impairment, if applicable, on a regular basis. The SBA, as a creditor, will have a superior claim to SBIC I's and SBIC II's assets over our stockholders in the event that SBIC I and SBIC II are liquidated or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC I and SBIC II upon an event of default.
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
SBICs are designed to stimulate the flow of private investor capital to eligible "small businesses" as defined by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $24.0 million and have average annual net income after U.S. federal income taxes not exceeding $8.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must invest 25.0% of its investment capital to "smaller enterprises" as defined by the SBA. Smaller enterprises generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $6.0 million for the most recent fiscal year and have average net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative industry size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprise, which criteria depend on the primary industry in which the business is engaged and is based on the number of employees or gross revenue of the business and its affiliates. However, once an SBIC has invested in an eligible small business, it may continue to make follow-on investments in the company, regardless of the size of the company at the time of the follow-on investment, up to the time of the company's initial public offering, if any.
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
Summary Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

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
•The alternative reference rates that have replaced LIBOR in our credit agreements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.

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
Management Services
The Investment Adviser is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Investment Adviser serves as our investment adviser pursuant to the Investment Management Agreement in accordance with the 1940 Act. Subject to the overall supervision of our board of directors, the Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. Under the terms of the Investment Management Agreement, the Investment Adviser:
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

Base Management Fees
Pursuant to Amendment No. 1 to the Investment Management Agreement dated November 1, 2021 ("Amendment No. 1"), the base management fee is calculated at an annual rate of 1.4% of our gross assets, which equals our total assets on the Consolidated Statements of Assets and Liabilities, less cash and cash equivalents. Prior to Amendment No. 1, pursuant to the Investment Management Agreement, the base management fee was calculated at an annual rate of 1.75% of our gross assets, which equaled our total assets on the Consolidated Statements of Assets and Liabilities, less (i) the borrowings under the New Mountain Finance SPV Funding, L.L.C. Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the "SLF Credit Facility") and (ii) cash and cash equivalents. The base management fee is payable quarterly in arrears, and is calculated based on the average value of our gross assets, which equals our total assets, as determined in accordance with GAAP, less cash and cash equivalents at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter. We have not invested, and currently are not invested, in derivatives. To the extent we invest in derivatives in the future, we will use the actual value of the derivatives, as reported on the Consolidated Statements of Assets and Liabilities, for purposes of calculating the base management fee.
Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2024, the Investment Adviser has entered into a fee waiver agreement (the "Fee Waiver Agreement"), amended on August 7, 2023, pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”). The Fee Waiver Agreement was most recently extended for a period of one year through the quarter ending December 31, 2024 by the Investment Adviser on August 7, 2023. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the year ended December 31, 2023, total management fees waived were approximately $4.1 million.
Incentive Fees
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there is none as of December 31, 2023), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the year ended December 31, 2023, no incentive fees were waived. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.

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
Board Consideration of the Investment Management Agreement
Our board of directors initially approved our Investment Management Agreement between the Company and the Adviser on March 25, 2014. Thereafter, our stockholders approved the Investment Management Agreement on May 6, 2014. The Investment Management Agreement first became effective on May 8, 2014. Our board of directors determined at a virtual meeting held on November 1, 2021 to approve Amendment No. 1 to the Investment Management Agreement, the sole purpose of which was to reduce the base management fee. On January 30, 2024, our board of directors held a board meeting to consider the re-approval of our Investment Management Agreement. In its consideration of the re-approval of the Investment Management Agreement, our board of directors focused on information they had received relating to, among other things:
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
Based on the information reviewed and the discussions detailed above, our board of directors, including a majority of the independent directors, concluded that the fees payable to the Investment Adviser pursuant to the Investment Management Agreement were reasonable, and comparable to the fees paid by other management investment companies with similar investment objectives, in relation to the services to be provided. As a result, our board of directors re-approved the Investment Management Agreement for a period of 12 months commencing on March 1, 2024. Our board of directors did not assign relative weights to the above factors or the other factors considered by it. Individual members of our board of directors may have given different weights to different factors.

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
As of December 31, 2023, 14.8% of our total assets were non-qualifying assets.
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

Temporary Investments
Pending investments in other types of qualifying assets, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, as “temporary investments”), so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. We had no temporary investments as of December 31, 2023.
Repurchase Agreements
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no repurchase agreements as of December 31, 2023.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt if our asset coverage, as defined in the 1940 Act, is at least equal to 150.0% immediately after each such issuance (which means we can borrow $2 for every $1 of our equity). If our asset ratio coverage is not at least 150.0%, we would be unable to issue additional senior securities, and certain provisions of our senior securities may preclude us from making distributions to our stockholders. However, at December 31, 2023, none of our senior securities have provisions that may preclude us from making distributions to stockholders. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to our asset coverage. We will include our assets and liabilities and all of our wholly-owned direct and indirect subsidiaries for purposes of calculating the asset coverage ratio. We received exemptive relief from the SEC on November 5, 2014, allowing us to modify the asset coverage requirement to exclude SBA-guaranteed debentures from this calculation. For a discussion of the risks associated with leverage, see Item 1A.—Risk Factors in this Annual Report on Form 10-K.
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
The code of ethics is available on our website at http://www.newmountainfinance.com.
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
Item 1A.    Risk Factors
You should carefully consider the significant risks described below, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before making an investment decision in us. The risks set forth below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline. There can be no assurance that we will achieve our investment objective and you may lose all or part of your investment.
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
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of rising interest rates or global conflict, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
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
The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, including, most recently, in June 2023, which suspended the debt ceiling through early 2025, unless Congress takes legislative action to further extend or defer it. Despite taking action to suspend the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s long-term rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023.
The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, and may lead to additional shutdowns in the future. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties. Such events, including rising trade tensions between the United States and China; other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries; the ongoing conflict between Russia and Ukraine; and ongoing conflict in the Middle East. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline.
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
There has been on-going discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with Congress, have created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be in private companies and recorded at fair value. In addition, the fair values of our investments are determined by our board of directors in accordance with our valuation policy.
Some of our investments are and may be in the form of securities or loans that are not publicly traded, and these investments may not have a readily available market quotation. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market quotation, at fair value as determined in good faith by our board of directors, including reflection of significant events affecting the value of our securities. We value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our board of directors in accordance with our valuation policy, which is at all times consistent with GAAP and the 1940 Act.
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
We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky, Robert A. Hamwee, John R. Kline and Laura C. Holson, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2023 consisted of approximately 245 employees and senior advisors of New Mountain Capital and its affiliates to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.
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
The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser. For example, under the 1940 Act, BDCs are required to invest at least 70.0% of their total assets primarily in "qualifying" assets such as U.S. private or thinly traded companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under Subchapter M of the Code requires satisfaction of source-of-income, asset diversification and annual distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or as a RIC and could force us to pay unexpected taxes and penalties, which would have a material adverse effect on our performance. If we fail to maintain our status as a BDC or tax treatment as a RIC, our operating flexibility could be significantly reduced.
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
As of December 31, 2023, we had $515.1 million, $506.5 million, $300.0 million, $260.0 million, $186.4 million, $36.8 million and $2.9 million of indebtedness outstanding under the Holdings Credit Facility, the Unsecured Notes, the SBA-guaranteed debentures, the 2022 Convertible Notes, the DB Credit Facility, the NMFC Credit Facility and the NMNLC Credit

Facility II respectively (each as defined below). The Holdings Credit Facility, the Unsecured Notes, the SBA-guaranteed debentures, the DB Credit Facility, the NMFC Credit Facility and the NMNLC Credit Facility II had weighted average interest rates of 7.0%, 4.9%, 2.7%, 7.9%, 7.1% and 7.2% respectively, for the year ended December 31, 2023. The interest rate on the 2022 Convertible Notes is 7.5% per annum.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense and adjusted for unsettled securities purchased. The calculations in the table below are hypothetical. Actual returns may be higher or lower than those appearing below. The calculation assumes (i) $3,159.2 million in total assets as of December 31, 2023, (ii) a weighted average cost of borrowings of 5.9%, which assumes the weighted average interest rates as of December 31, 2023 for the Holdings Credit Facility, the Unsecured Notes, the SBA-guaranteed debentures, the DB Credit Facility, the NMFC Credit Facility and the NMNLC Credit Facility II and the interest rate as of December 31, 2023 for the 2022 Convertible Notes, (iii) $1,807.7 million in debt outstanding and (iv) $1,320.0 million in net assets.

Assumed Return on Our Portfolio (net of interest expense)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder	(32.0)%	(20.0)%	(8.0)%	3.9%	15.9%
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
Our Unsecured Notes are subject to certain covenants, including covenants such as information reporting, maintenance of our status as a BDC under the 1940 Act and a RIC under the Internal Revenue Code, minimum stockholders' equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under our other indebtedness or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. In addition, we are obligated to offer to prepay the Unsecured Notes (excluding the 8.250% Unsecured Notes) at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
The 2022 Convertible Notes are subject to certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions. In addition, if certain corporate events occur, holders of the 2022 Convertible Notes may require us to repurchase for cash all or part of their 2022 Convertible Notes at a repurchase price equal to 100.0% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date.
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
We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. We believe that having the flexibility to incur additional leverage could augment the returns to our stockholders and would be in the best interests of our stockholders. Even though our board of directors and our stockholders have approved a resolution permitting us to be subject to a 150.0% asset coverage ratio effective as of June 9, 2018, contractual leverage limitations under our existing credit facilities or future borrowings may limit our ability to incur additional indebtedness. Currently, our NMFC Credit Facility restricts our ability to incur additional indebtedness, if after incurring such additional debt, our debt to equity ratio exceeds 1.65x. The NMFC Credit Facility requires that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. We cannot assure you that we will be able to negotiate a change to our credit facilities to allow us to incur additional leverage or that any such an amendment will be available to us on favorable terms. An inability on our part to amend the contractual asset coverage limitation and access additional leverage could limit our ability to take advantage of the benefits described above related to our ability to incur additional leverage and could decrease our earnings, if any, which would have an adverse effect on our results of operations and the value of our shares of common stock.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The Holdings Credit Facility, the 2022 Convertible Notes, the DB Credit Facility, the NMFC Credit Facility and the NMNLC Credit Facility II will mature on October 26, 2028, October 15, 2025, March 25, 2027, June 4, 2026 and November 1, 2024, respectively. Our $116.5 million in 2019A Unsecured Notes had a maturity of April 30, 2024 but were fully repaid on February 5, 2024, our $200.0 million in 2021A Unsecured Notes will mature on January 29, 2026, our $75.0 million in 2022A Unsecured Notes will mature on June 15, 2027 and our $115.0 million in 8.250% Unsecured Notes will mature on November 15, 2028. The SBA-guaranteed debentures have ten year maturities and will begin to mature on March 1, 2025. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
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
If the fair value of our assets declines substantially, we may fail to satisfy the asset coverage ratios imposed upon us by the 1940 Act and contained in the Holdings Credit Facility, certain of the Unsecured Notes, the 2022 Convertible Notes, the DB Credit Facility, the NMFC Credit Facility and the NMNLC Credit Facility II. Any such failure would result in a default under such indebtedness and otherwise affect our ability to issue senior securities, borrow under our credit facilities and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by our inability to access the capital or credit markets. For example, we cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations, or reapply for SBIC licenses. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally in recent years. In addition, adverse economic conditions due to these disruptive conditions could materially impact our ability to comply with the financial and other covenants in any existing or future credit facilities. If we are unable to comply with these covenants, this could materially adversely affect our business, results of operations and financial condition.
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
On August 1, 2014 and August 25, 2017, respectively, our wholly-owned direct and indirect subsidiaries, SBIC I and SBIC II, received licenses to operate as SBICs under the 1958 Act and are regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies, regulates the types of financing an SBIC can provide, prohibits investing in small businesses with certain characteristics or in certain industries and requires capitalization thresholds that limit distributions to us. Compliance with SBA regulations may cause SBIC I and SBIC II to invest at less competitive rates in order to find investments that qualify under SBA regulations.
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
SBA-guaranteed debentures are non-recourse to us, have a ten year maturity, and may be prepaid at any time without penalty. Pooling of issued SBA-guaranteed debentures occurs in March and September of each year. The interest rate of SBA-guaranteed debentures is fixed at the time of pooling at a market-driven spread over ten year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. Legislation adopted in 2018 raised the amount that any single SBIC may borrow to two tiers of leverage capped from $150.0 million to $175.0 million, subject to SBA approval, where each tier is equivalent to the SBIC's regulatory capital, which generally equates to the amount of equity capital in the SBIC. Currently, SBIC I and SBIC II operate under the prior $150.0 million cap. The amount of SBA-guaranteed debentures that SBICs under common control can have outstanding is $350.0 million, subject to SBA approval.
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
As a BDC, we are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities and excluding SBA-guaranteed debentures as permitted by exemptive relief obtained from the SEC, to total senior securities, which includes all of our borrowings with the exception of SBA-guaranteed debentures, of at least 150.0% (which means we can borrow $2 for every $1 of our equity). This requirement limits the amount that we may borrow. Since we continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect that we will be able to borrow and to issue additional debt securities and expect that we will be able to issue additional equity securities, which would in turn increase the equity capital available to us, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally are not permitted to issue equity securities at a price below then-current net asset value without stockholder approval. If additional funds are not available us, we may be forced to curtail or cease new investment activities, and our net asset value could decline.
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
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is an affiliate of ours for purposes of the 1940 Act. We are generally prohibited from buying or selling any securities (other than our securities) from or to an affiliate. The 1940 Act also prohibits us from participating in certain "joint" transactions with certain of our affiliates, including New Mountain Guardian III BDC, L.L.C., New Mountain Guardian IV BDC, L.L.C., New Mountain Guardian IV Income Fund, L.L.C., NMF SLF I, Inc. and other funds and accounts that the Investment Adviser manages, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of independent directors and, in some cases, the SEC. If a person acquires more than 25.0% of our voting securities, we are prohibited from buying or selling any security (other than our securities) from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a fund managed by any affiliate of the Investment Adviser, or entering into joint arrangement, such as certain co-investments with these companies or funds, without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
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
While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On October 8, 2019, the SEC issued the Exemptive Order, as amended by a subsequent order granted on August 30, 2022, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and does not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then- current investment objectives and strategies.
If the Investment Adviser manages certain other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance or an exemptive order from the SEC and our allocation procedures. In addition, we pay management and incentive fees to the Investment Adviser and reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our common stock invest in us on a “gross” basis and receive distributions on a “net” basis after our expenses. Also, the incentive fee payable to the Investment Adviser may create an incentive for the Investment Adviser to pursue investments that are riskier or more speculative than would be the case in the absence of such compensation arrangements. Any potential conflict of interest arising as a result of the arrangements with the Investment Adviser could have a material adverse effect on our business, results of operations and financial condition.
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
The Investment Management Agreement and the Administration Agreement were negotiated between related parties. In addition, we may choose not to enforce, waive, or to enforce less vigorously, our respective rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Investment Adviser, the Administrator and their respective affiliates. Any such decision, however, could cause us to breach our fiduciary obligations to our stockholders.
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
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in qualifying assets such as U.S. private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our election as a BDC. If we decide to withdraw our election, or if we otherwise fail to operate as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a registered closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.
If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.
As a BDC, we are prohibited from acquiring any assets other than qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. We may acquire in the future other investments that are not qualifying assets to the extent permitted by the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we would be prohibited from investing in additional assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.
Our ability to invest in public companies may be limited in certain circumstances.
To maintain our status as a BDC, we are not permitted to acquire any assets other than qualifying assets specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.
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
We may issue debt securities, preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities", up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150.0% after each issuance of senior securities (which means we can borrow $2 for every $1 of our equity). As a result of our SEC exemptive order, we are permitted to exclude the senior securities issued by SBIC I and SBIC II from the definition of senior securities in the 150.0% asset coverage ratio we are required to maintain under the 1940 Act. If our asset coverage ratio is not at least 150.0%, we would be unable to issue additional senior securities, and certain provisions of certain of our senior securities may preclude us from making distributions to our stockholders. For example, our 2019A Unsecured Notes, 2021A Unsecured Notes and 2022A Unsecured Notes contain a covenant that prohibits us from declaring or paying a distribution to our stockholders unless we satisfy the asset coverage ratio immediately after the distribution, and the 8.250% Unsecured Notes contain a covenant that would be triggered if we declare or pay a distribution to our stockholders resulting in an asset coverage ratio of less than 150.0% for more than six consecutive months. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

The following table summarizes our indebtedness as of December 31, 2023:

Borrowing	Maturity Date	Permitted Borrowing	Total Outstanding
		(in millions)	(in millions)
Holdings Credit Facility	October 26, 2028	$730.0	$515.1
2019A Unsecured Notes	April 30, 2024	N/A	116.5
2021A Unsecured Notes	January 29, 2026	N/A	200.0
2022A Unsecured Notes	June 15, 2027	N/A	75.0
8.250% Unsecured Notes	November 15, 2028	N/A	115.0
SBA-guaranteed debentures	Beginning March 1, 2025	N/A	300.0
2022 Convertible Notes	October 15, 2025	N/A	260.0
DB Credit Facility	March 25, 2027	280.0	186.4
NMFC Credit Facility(1)	June 4, 2026	198.5	36.8
NMNLC Credit Facility II(2)	November 1, 2024	27.5	2.9
Unsecured Management Company Revolver	December 31, 2027	100.0	—
			$1,807.7

(1)Under the NMFC Credit Facility, we may borrow in United States dollars or certain other permitted currencies. As of December 31, 2023, we had borrowings denominated in British Pound Sterling ("GBP") of £22.9 million and in Euro ("EUR") of €0.7 million that have been converted to U.S. dollars.
(2)As of the November 1, 2022 amendment, NMNLC and NM CLFX LP are co-borrowers on the NMNLC Credit Facility II and the maximum amount of revolving borrowings available to all borrowers is $27.5 million, of which $25.4 million is outstanding as of December 31, 2023.
N/A - not applicable
We may also obtain capital through the issuance of additional equity capital. As a BDC, we generally are not able to issue or sell our common stock at a price below then-current net asset value per share. If our common stock trades at a discount to our net asset value per share, this restriction could adversely affect our ability to raise equity capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below our net asset value per share of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any underwriting commission or discount). If we raise additional funds by issuing more shares of our common stock, or if we issue senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders may decline and you may experience dilution.
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
Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. As a result, our board of directors may be able to change our investment policies and objectives without any input from our stockholders. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election to be regulated as, a BDC. Under Delaware law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our stockholders.
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
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will continue to achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain covenants under the Holdings Credit Facility, the Unsecured Notes, the DB Credit Facility, or the NMFC Credit Facility, our ability to pay distributions to our stockholders could be limited. All distributions are paid at the discretion of our board of directors and depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with covenants under the Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility and the Unsecured Notes, and such other factors as our board of directors may deem relevant from time to time. The distributions that we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.
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
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including significantly and negatively affect our ability to qualify for tax treatment as a RIC or otherwise impact the U.S. federal income tax consequences applicable to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in recent years. While we are currently not subject to any securities litigation or stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert the attention of our management and board of directors and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation or activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation or stockholder activism.
The effect of global climate change may impact the operations and valuation of our portfolio companies.
Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues, which may, in turn, impact the valuation of such portfolio companies. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
In December 2015 the United Nations adopted a climate accord (the "Paris Agreement"), which the United States rejoined in 2021, with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments.
The Small Business Credit Availability Act ("SBCA") allows us to incur additional leverage, which could increase the risk of investing in our securities.
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
Additionally, in June 2018, legislation amending the 1958 Act increased the individual leverage limit available to a single SBIC from $150.0 million to $175.0 million, subject to SBA approval. SBICs are generally eligible to borrow up to the individual leverage limit as long as the licensee has at least $85.0 million in regulatory capital, has received a capital commitment from the SBA, and has been through an examination by the SBA subsequent to licensing. SBIC I and SBIC II operate under the prior $150.0 million cap. The maximum leverage available to a "family" of affiliated SBIC funds is $350.0 million, subject to SBA approval. We may issue additional SBIC debentures above the $225.0 million of SBA-guaranteed debentures previously permitted, pending application for and receipt of additional SBIC licenses. If we incur this additional indebtedness in the future, your risk of an investment in our securities may increase.
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

The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
We, and others in our industry, are the targets of malicious cyber activity, which we work hard to prevent. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.
We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware). physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory enforcement action and penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.
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
Third parties with which we do business are sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, acquisition, use, alteration, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.
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
Our portfolio may be concentrated in a limited number of industries. For example, as of December 31, 2023, our investments in the software and the business services industries represented approximately 26.9% and 17.9%, respectively, of the fair value of our portfolio. A downturn in any particular industry in which we are invested could significantly impact the portfolio companies operating in that industry, and accordingly, the aggregate returns that we realize from our investment in such portfolio companies.
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
As a BDC, we are required to carry our investments at market value or, if no market quotation is readily available, at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to, among other things, (i) increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company, (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing or (iii) preserve or enhance the value of our initial and overall investment. We may elect not to make follow-on investments or may otherwise lack sufficient funds to make these investments. We have the discretion to make follow-on investments, subject to the availability of capital resources, and the limitations of the 1940 Act. If we fail to make follow-on investments, the continued viability of a portfolio company and our initial investment or may, in some circumstances, result in a missed opportunity for us to increase our participation in a successful operation and our expected return on the investment may be reduced. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because of regulatory, tax, diversification or asset profiles or we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow-on investments or such follow-on investments would adversely impact our ability to qualify for or maintain our RIC status.
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
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements entered into with the holders of first priority senior debt. Under an intercreditor agreement, at any time obligations which have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral, the ability to control the conduct of such proceedings, the approval of amendments to collateral documents; releases of liens on the collateral and waivers of past defaults under collateral documents. We may not have the ability to control or direct these actions, even if our rights are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other agreement with creditors.
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
Many of our portfolio companies may be susceptible to economic slowdowns or recessions, and may be unable to repay its debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
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
We may not realize gains from our equity-related investments.
When we invest in portfolio companies, we may acquire warrants or other equity-related securities of portfolio companies as well. We may also invest in equity-related securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.
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
The 1940 Act generally requires that 70.0% of our investments be in issuers each of whom is, among other things, organized under the laws of, and has its principal place of business in the United States. Our investment strategy does not presently contemplate significant investments in securities of non-U.S. companies. However, we may desire to make such investments in the future, to the extent that such transactions and investments are permitted under the 1940 Act and any other applicable laws. We expect that these investments would focus on the same types of investments that we make in U.S. middle market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in foreign companies could expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Investments denominated in foreign currencies would be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective.
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
In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, for which compliance was required beginning in August 2022, BDCs that use derivatives are subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
In the United States, the Secured Overnight Financing Rate (“SOFR”) is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding US. Government Securities Business Day. Alternative reference rates that have replaced LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.
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
•departures of key personnel; or
•loss of a major source of funding.
In addition, we are required to continue to meet certain listing standards in order for our common stock to remain listed on the NASDAQ Global Select Market ("NASDAQ"). If we were to be delisted by NASDAQ, the liquidity of our common stock would be materially impaired.
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
Certain provisions of our certificate of incorporation and bylaws, as well as aspects of the Delaware General Corporation Law, could deter takeover attempts and have an adverse impact on the price of our common stock.
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
These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock. Certain of the Holdings Credit Facility, the Unsecured Notes, the DB Credit Facility, the NMFC Credit Facility and the NMNLC Credit Facility II also include covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, make restricted payments, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The Holdings Credit Facility, the Unsecured Notes (excluding the 8.250% Unsecured Notes), the DB Credit Facility and the NMFC Credit Facility also include change of control provisions that accelerate the indebtedness (or require prepayment of such indebtedness) under these agreements in the event of certain change of control events.
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
Past performance of investment entities associated with New Mountain Capital and its affiliates is not necessarily indicative of future results. There can be no assurance that we will achieve comparable results or that our performance objectives will be achieved. In particular, we do not expect to replicate the historical performance of New Mountain Capital's investments, or those of certain affiliates that have also elected to be regulated as a BDC, including New Mountain Guardian III BDC, L.L.C., New Mountain Guardian IV BDC, L.L.C., New Mountain Guardian IV Income Fund, L.L.C., and NMF SLF Inc. In addition, our investment strategies may differ from those of New Mountain Capital or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or certain of its affiliates.
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
We do not currently have any plans to issue preferred stock. However, to the extent that we do issue preferred stock in the future, we cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the net asset value and market price of the common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for the common stock.
We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings, if any, on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests and rights than holders of common stock and may at times have disproportionate influence over our affairs.
Holders of any preferred stock we might issue would have the right to elect members of our board of directors and class voting rights on certain matters.
In accordance with the 1940 Act, holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our board of directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, if any, or the terms of our credit facilities, if any, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our tax treatment as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
We rely on the cybersecurity policies and procedures implemented by New Mountain Capital. New Mountain Capital has processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of controls, processes, systems, and tools that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting our data. Pursuant to New Mountain Capital’s Information Security Program, the New Mountain Capital Information Technology Steering Committee (“ITSC”) is responsible for the development, evolution, and implementation of policies and technical measures to reasonably prevent security incidents. At times New Mountain Capital may also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

New Mountain Capital uses processes to oversee and identify material risks from cybersecurity threats, including those associated with the use of third-party service providers. Additionally, New Mountain Capital uses systems and processes designed to reduce the impact of a security incident at a third-party service provider. As part of its risk management process, New Mountain Capital also maintains an incident response plan that is utilized when cybersecurity incidents impacting us, our Investment Adviser, or our Administrator are detected. New Mountain Capital also requires that all employees, including employees of the Investment Adviser and Administrator, complete interactive security awareness training on an annual basis.

Material Impact of Cybersecurity Risks

As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business. Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively,” which should be read in conjunction with the information above.
Governance
Our cybersecurity risks and associated mitigations are evaluated by our management and the ITSC as needed, but no less frequently than annually. Management and representatives of the ITSC periodically report to our board of directors on developments to the information security and cybersecurity risks we face. Reports include, among other things, an overview of New Mountain Capital’s controls and procedures related to assessing, identifying, and managing risks related to cybersecurity threats, oversight of third-party service providers and related cybersecurity threats, and management’s evaluation of cybersecurity risks material to us.

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
Item 3.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2023. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock and Distributions
New Mountain Finance Corporation's ("NMFC", the "Company", "we", "us" or "our") common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "NMFC". The following table sets forth the net asset value ("NAV") per share of our common stock, the high and low closing sale price for our common stock, the closing sale price as a percentage of NAV and the quarterly distributions per share for each fiscal quarter for the years ended December 31, 2023 and December 31, 2022.

		Closing Sales Price (2)
Fiscal Year Ended	NAV Per Share (1)	High	Low	(Discount) Premium of High Closing Sales Price to NAV (3)	(Discount) Premium of Low Closing Sales Price to NAV (3)	Declared Distributions Per Share (4)(5)
December 31, 2023
Fourth Quarter	$12.87	$13.21	$12.25	2.64%	(4.82)%	$0.46	(6)
Third Quarter	$13.06	$13.10	$12.48	0.31%	(4.44)%	$0.36	(7)
Second Quarter	$13.14	$12.69	$11.42	(3.42)%	(13.09)%	$0.35	(8)
First Quarter	$13.14	$13.11	$11.63	(0.23)%	(11.49)%	$0.32
December 31, 2022
Fourth Quarter	$13.02	$12.80	$11.40	(1.71)%	(12.46)%	$0.32
Third Quarter	$13.20	$13.50	$11.26	2.27%	(14.70)%	$0.30
Second Quarter	$13.42	$13.91	$11.20	3.65%	(16.54)%	$0.30
First Quarter	$13.56	$13.85	$12.94	2.14%	(4.57)%	$0.30

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
(6)Includes a regular quarterly distribution of $0.32 per share, a supplemental distribution related to third quarter earnings of $0.04 per share and a special distribution of $0.10 per share.
(7)Includes a regular quarterly distribution of $0.32 per share and a supplemental distribution related to second quarter earnings of $0.04 per share.
(8)Includes a regular quarterly distribution of $0.32 per share and a supplemental distribution related to first quarter earnings of $0.03 per share.
As of February 22, 2024, we had thirteen stockholders of record and one beneficial owner whose shares are held in the names of brokers, dealers, funds, trusts and clearing agencies.
Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. Since our initial public offering on May 19, 2011, our shares of common stock have traded at times at both a discount and a premium to the net assets attributable to those shares. As of February 22, 2024, our shares of common stock traded at a discount of approximately 1.4% of the NAV attributable to those shares as of December 31, 2023. It is not possible to predict whether the shares offered hereby will trade at, above, or below NAV.

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
We apply the following in implementing the dividend reinvestment plan. If the price at which newly issued shares are to be credited to stockholders' accounts is equal to or greater than 110.0% of the last determined NAV of the shares, we will use only newly issued shares to implement the dividend reinvestment plan. Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of our common stock on NASDAQ on the distribution payment date. Market price per share on that date will be the closing price for such shares on NASDAQ or, if no sale is reported for such day, the average of their electronically reported bid and ask prices.
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
Unregistered Sales of Equity Securities
We did not engage in unregistered sales of equity securities during the year ended December 31, 2023.

Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the year ended December 31, 2023, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 418,007 shares of our common stock for $5.3 million in the open market in order to satisfy the reinvestment portion of our distribution.
The following table outlines purchases by our dividend reinvestment administrator of our common stock for this purpose during the year ended December 31, 2023.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2023	101,878	$12.46	—	$—
February 2023	—	—	—	—
March 2023	—	—	—	—
April 2023	93,064	12.30	—	—
May 2023	—	—	—	—
June 2023	—	—	—	—
July 2023	97,800	12.64	—	—
August 2023	—	—	—	—
September 2023	—	—	—	—
October 2023	125,265	12.82	—	—
November 2023	—	—	—	—
December 2023	—	—	—	—
Total	418,007	$12.57	—	$—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 8, 2023, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2024 or until $50.0 million of outstanding shares of common stock have been repurchased. To date, approximately $2.9 million of our common stock has been repurchased by us under the Repurchase Program. We did not repurchase any shares of our common stock under the Repurchase Program during the year ended December 31, 2023.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor's 500 Total Return Index ("S&P 500 TR") and the Russell 2000 Index Total Return ("Russell 2000 TR") as we do not believe that there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period May 19, 2011 (commencement of operations) to December 31, 2023. The graph assumes that, on May 19, 2011, a person invested $100 in each of our common stock, the S&P 500 TR and the Russell 2000 TR. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

Comparison of Cumulative Total Return Among NMFC, S&P 500 TR and Russell 2000 TR

$460
$440
$420
$400
$380
$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
05/20/11
08/31/11
12/30/11
04/30/12
08/31/12
12/31/12
04/30/13
08/30/13
12/31/13
04/30/14
08/29/14
12/31/14
04/30/15
08/31/15
12/31/15
04/29/16
08/31/16
12/30/16
04/28/17
08/31/17
12/29/17
04/30/18
08/31/18
12/31/18
04/30/19
08/30/19
12/31/19
04/30/20
08/31/20
12/31/20
04/30/21
08/31/21
12/31/21
04/29/22
08/31/22
12/30/22
04/28/23
08/31/23
12/29/23
NMFC Value
S&P 500 TR
Russell 2000 TR

The graph and other information furnished under this Part II, Item 5 in this Annual Report on Form 10-K shall not be deemed to be "soliciting material" or to be filed with the U.S. Securities and Exchange Commission (the "SEC") or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	N/A	(1)
Offering expenses borne by us (as a percentage of offering price)	N/A	(2)
Dividend reinvestment plan expenses (per sales transaction fee)	$15.00	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock)
Base management fees	3.46%	(4)
Incentive fees payable under the Investment Management Agreement	2.90%	(5)
Interest payments on borrowed funds	8.64%	(6)
Other expenses	0.78%	(7)
Acquired fund fees and expenses	3.75%	(8)
Total annual expenses	19.53%	(9)
Base management fee waiver	(0.31)%	(10)
Total annual expenses after the base management fee waiver	19.22%	(9)(10)

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
(4)The base management fee as of November 1, 2021 pursuant to Amendment No. 1 to the Investment Management Agreement is based on an annual rate of 1.4% of our average gross assets for the two most recent quarters, which equals our total assets on the Consolidated Statements of Assets and Liabilities less cash and cash equivalents. Prior to November 1, 2021, pursuant to the Investment Management Agreement, the base management fee was calculated at an annual rate of 1.75% of our average gross assets for the two most recent quarters less (i) the borrowings under the New Mountain SPV Funding LLC Loan and Security Agreement, as amended and restated, dated October 27, 2020 (the "SLF Credit Facility") and (ii) cash and cash equivalents. We have not invested, and currently do not invest, in derivatives. To the extent we invest in derivatives in the future, we will use the actual value of the derivatives, as reported on our Consolidated Statements of Assets and Liabilities, for purposes of calculating our base management fee. The base management fee reflected in the table above is based on the year ended December 31, 2023 and is calculated without deducting any management fees waived.
(5)Assumes that annual incentive fees earned by the Investment Adviser remain consistent with the gross incentive fees earned by the Investment Adviser during the year ended December 31, 2023 and calculated without deducting any incentive fees waived. As of December 31, 2023, we did not have a capital gains incentive fee accrual. As we cannot predict whether we will meet the thresholds for incentive fees under the Investment Management Agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred during the year ended December 31, 2023. For more detailed information about the incentive fee calculations, see Item 1 — Business — Investment Management Agreement in this Annual Report on Form 10-K.
(6)We may borrow funds from time to time to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities or if the economic situation is otherwise conducive to doing so. The costs associated with these borrowings are indirectly borne by our stockholders. As of December 31, 2023, we had $515.1 million, $506.5 million, $300.0 million, $260.0 million, $186.4 million, $36.8 million and $2.9 million of indebtedness outstanding under the Holdings Credit Facility, the Unsecured Notes, the SBA-guaranteed debentures, the 2022 Convertible Notes, the DB Credit Facility, the NMFC Credit Facility and the NMNLC Credit Facility II, respectively. Under the NMFC Credit Facility, we may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2023, we had borrowings denominated in British Pound Sterling ("GBP") of £22.9 million and Euro ("EUR") of €0.7 million that have been converted to United States dollars. For purposes of this calculation, we have assumed the December 31, 2023 amounts outstanding under the Holdings Credit Facility, Unsecured Notes, SBA-guaranteed debentures, 2022 Convertible Notes, DB Credit Facility, NMFC Credit Facility and NMNLC Credit Facility II, and have computed interest expense using an assumed interest rate of 7.8% for the Holdings Credit Facility, 5.5% for the Unsecured Notes, 2.7% for the SBA-guaranteed debentures, 7.5% for the 2022 Convertible Notes, 8.1% for the DB Credit Facility, 7.3% for the NMFC Credit Facility and 7.7% for the NMNLC Credit Facility II, which were the rates payable as of December 31, 2023. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Borrowings in this Annual Report on Form 10-K.
(7)"Other expenses" include our overhead expenses, including payments by us under the Administration Agreement based on the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement. Pursuant to the Administration Agreement, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. This expense ratio is calculated without deducting any expenses waived or reimbursed by the Administrator. For the year ended December 31, 2023, the indirect administrative expenses that our Administrator did not waive of approximately $2.3 million represented approximately 0.07% of our gross assets. See Item 8 — Financial Statements and Supplementary Data — Note 5. Agreements in this Annual Report on Form 10-K.
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
(10)Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2024, the Investment Adviser entered into a fee waiver agreement (the “Fee Waiver Agreement”), amended on August 7, 2023, pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”). The Fee Waiver Agreement was most recently extended for a period of one year through the quarter ending December 31, 2024 by the Investment Adviser on August 7, 2023. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. The base management fee waiver reflected in the table above is based on the base management fees waived during the year ended December 31, 2023. See Item 8 — Financial Statements and Supplementary Data — Note 5. Agreements in this Annual Report on Form 10-K.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return without realization of any capital gains	$166	$439	$649	$982
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return completely in the form of net realized capital gains	$175	$457	$670	$998
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

Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2023, December 31, 2022, December 31, 2021, December 31, 2020 and December 31, 2019.

	Year Ended December 31,
	2023	2022	2021	2020	2019
Per share data(1):
Net asset value at the beginning of the period	$13.02	$13.49	$12.62	$13.26	$13.22
Net investment income	1.57	1.18	1.21	1.20	1.37
Net realized and unrealized (losses) gains(2)	(0.23)	(0.43)	0.86	(0.60)	0.03
Total net increase	1.34	0.75	2.07	0.60	1.40
Distributions declared to stockholders from net investment income	(1.49)	(1.22)	(1.20)	(1.24)	(1.36)
Net asset value at the end of the period	$12.87	$13.02	$13.49	$12.62	$13.26
Per share market value at the end of the period	$12.72	$12.37	$13.70	$11.36	$13.74
Total return based on market value(3)	15.48%	(0.56)%	31.91%	(5.24)%	20.45%
Total return based on net asset value(4)	10.64%	5.71%	16.97%	5.52%	10.90%
Shares outstanding at end of period	102,558,859	100,937,026	97,907,441	96,827,342	96,827,342
Average weighted shares outstanding for the period	101,118,302	100,202,847	96,952,959	96,827,342	85,209,378
Average net assets for the period	$1,323,778	$1,344,266	$1,261,338	$1,168,043	$1,154,615
Ratio to average net assets:
Net investment income	12.00%	8.82%	9.32%	10.05%	10.15%
Total expenses, before waivers/reimbursements	16.54%	13.35%	13.11%	14.56%	14.87%
Total expenses, net of waivers/reimbursements	16.23%	13.01%	12.05%	13.39%	13.80%
Average debt outstanding—Holdings Credit Facility	$577,759	$581,367	$478,016	$526,645	$598,129
Average debt outstanding—Unsecured Notes (5)	438,473	526,829	516,611	453,250	414,949
Average debt outstanding—Convertible Notes (6)	320,494	228,806	201,250	201,250	234,332
Average debt outstanding—SBA-guaranteed debentures	300,000	300,000	300,000	285,852	179,408
Average debt outstanding—DB Credit Facility	186,422	209,898	209,307	233,649	113,967
Average debt outstanding—NMFC Credit Facility(7)	103,244	133,053	132,685	155,497	105,533
Average debt outstanding—NMNLC Credit Facility II(8)	2,506	7,195	3,501	—	—
Average debt outstanding—NMNLC Credit Facility(9)	—	—	—	—	1,471
Asset coverage ratio(10)	187.54%	177.42%	181.21%	180.68%	173.98%
Portfolio turnover	8.87%	18.01%	35.33%	15.43%	11.58%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders which is based on actual rate per share).
(2)Includes the effect of common stock issuances per share, which for the years ended December 31, 2023, December 31, 2022, December 31, 2021, December 31, 2020 and December 31, 2019 were $0.00, $0.01, $(0.01), $0.00 and $0.08, respectively.
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
(5)For the year ended December 31, 2023, average debt outstanding includes the 2018A Unsecured Notes for the period from January 1, 2023 to January 30, 2023 (repayment of the 2018A Unsecured Notes), the 2018B Unsecured Notes for the period from January 1, 2023 to June 28, 2023 (repayment of the 2018B Unsecured Notes) and the 8.250% Unsecured Notes for the period from November 13, 2023 (issuance of the 8.250% Unsecured Notes) to December 31, 2023. For the year ended December 31, 2022, average debt outstanding includes the 2017A Unsecured Notes for the period from January 1, 2022 to July 14, 2022 (repayment of the 2017A Unsecured Notes).
(6)For the year ended December 31, 2023, average debt outstanding includes the 2018 Convertible Notes for the period from January 1, 2023 to August 15, 2023 (repayment of the 2018 Convertible Notes). For the year ended December 31, 2022, the average debt outstanding includes the 2022 Convertible Notes for the period from November 2, 2022 (issuance of the 2022 Convertible Notes) to December 31, 2022.
(7)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2023, the Company had borrowings denominated in GBP of £22,850 and borrowings denominated in EUR of €700 that have been converted to U.S. dollars. As of December 31, 2022, the Company had borrowings denominated in GBP of £22,850 and borrowings denominated in EUR of €700 that have been converted to U.S. dollars. As of December 31, 2021, the Company had borrowings denominated in GBP of £16,400 that has been converted to U.S. dollars.
(8)For the year ended December 31, 2021, average debt outstanding represents the period from February 26, 2021 (commencement of the NMNLC Credit Facility II) to December 31, 2021.

(9)For the year ended December 31, 2020, average debt outstanding represents the period from January 1, 2020 to September 23, 2020 (maturity of the NMNLC Credit Facility). See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Borrowings in this Annual Report on Form 10-K for details.
(10)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

The following information sets forth the Company's financial highlights for the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Per share data(1):
Net asset value at the beginning of the period	$13.63	$13.46	$13.08	$13.83	$14.38
Net investment income	1.39	1.38	1.36	1.38	1.10
Net realized and unrealized (losses) gains (2)	(0.44)	0.15	0.38	(0.77)	(0.80)
Net increase in net assets resulting from operations allocated from NMF Holdings:
Net investment income(3)	—	—	—	—	0.44
Net realized and unrealized gains(2)(3)	—	—	—	—	0.19
Total net increase	0.95	1.53	1.74	0.61	0.93
Dividends declared to stockholders from net investment income	(1.36)	(1.36)	(1.36)	(1.36)	(1.36)
Dividends declared to stockholders from net realized gains	—	—	—	—	(0.12)
Net asset value at the end of the period	$13.22	$13.63	$13.46	$13.08	$13.83
Per share market value the end of the period	$12.58	$13.55	$14.10	$13.02	$14.94
Total return based on market value(4)	2.70%	5.54%	19.68%	(4.00)%	9.66%
Total return based on net asset value(5)	7.16%	11.77%	13.98%	4.32%	6.56%
Shares outstanding at end of period	76,106,372	75,935,093	69,717,814	64,005,387	57,997,890
Average weighted shares outstanding for the period	76,022,375	74,171,268	64,918,191	59,715,290	51,846,164
Average net assets for the period	$1,026,313	$1,011,562	$863,193	$832,805	$749,732
Ratio to average net assets(6):
Net investment income	10.33%	10.10%	10.21%	9.91%	10.68%
Total expenses, before waivers/reimbursements	12.90%	10.23%	9.91%	9.28%	7.65%
Total expenses, net of waivers/reimbursements	12.22%	9.45%	9.27%	8.57%	7.41%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for dividends declared to stockholders which is based on actual rate per share).
(2)Includes the accretive effect of common stock issuances per share, which for the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014 were 0.00, $0.05, $0.02, $0.06, and $0.05 respectively.
(3)For the year ended December 31, 2014, per share data is based on the summation of the per share results of operations items over the outstanding shares for the period in which the respective line items were realized or earned.
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
(6)Ratio to average net assets for the year ended December 31, 2014 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned. For the year ended December 31, 2014, the Company is reflecting its net investment income and expenses as well as its proportionate share of the Predecessor Operating Company's net investment income and expenses.

The following information sets forth the Company's the financial highlights for the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014

	NMFC Year Ended December 31,
	2018	2017	2016	2015	2014
Average debt outstanding—Holdings Credit Facility(1)	$384,433	$345,174	$341,055	$394,945	$243,693
Average debt outstanding—SLF Credit Facility(2)	—	—	—	—	208,377
Average debt outstanding—Convertible Notes(3)	197,058	155,250	125,227	115,000	115,000
Average debt outstanding—SBA-guaranteed debentures(4)	158,471	132,572	119,819	71,921	29,167
Average debt outstanding—NMFC Credit Facility(5)	117,719	54,853	66,876	60,477	11,227
Average debt outstanding—Unsecured Notes(6)	266,296	117,877	65,500	—	—
Average debt outstanding—DB Credit Facility (7)	49,833	—	—	—	—
Average debt outstanding—NMNLC Credit Facility(8)	3,570	—	—	—	—
Asset coverage ratio(9)	181.37%	240.76%	259.34%	234.05%	226.70%
Portfolio turnover(10)	36.75%	41.98%	36.07%	33.93%	29.51%

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
(8)For the year ended December 31, 2018, average debt outstanding represents the period from September 21, 2018 (commencement of the NMNLC Credit Facility) to December 31, 2018. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Borrowings in this Annual Report on Form 10-K for details.
(9)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.
(10)For the year ended December 31, 2014, portfolio turnover represents the investment activity of the Predecessor Operating Company and the Company.

Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in management's discussion and analysis of financial condition and results of operations relates to New Mountain Finance Corporation, including its wholly-owned direct and indirect subsidiaries (collectively, "we", "us", "our", "NMFC" or the "Company").
The following analysis of our financial condition and results of operations should be read in conjunction with our financial data and our financial statements and the notes thereto contained in Item 8.—Financial Statements and Supplementary Data in this Annual Report on Form 10-K. See Item 1A.—Risk Factors in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.
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
•the impact of interest rate volatility, including the replacement of LIBOR with alternative reference rates and rising interest rates, on our business and our portfolio companies;
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

Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through December 31, 2023, we have raised approximately $966.9 million in net proceeds from additional offerings of our common stock.
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $50 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations.
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
We primarily invest in senior secured debt of U.S. sponsor-backed, middle market companies. We define middle market companies as those with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") of $10 million to $200 million. Our focus is on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.

Similar to us, the investment objective of SBIC I and SBIC II is to generate current income and capital appreciation under the investment criteria we use. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of December 31, 2023, our top five industry concentrations were software, business services, healthcare, investment funds (which includes our investments in our joint ventures) and education.
As of December 31, 2023, our net asset value was approximately $1,320.0 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $3,011.3 million in 110 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 10.9% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 9.7%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use London Interbank Offered Rate ("LIBOR"), Sterling Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On January 25, 2024, we caused notices to be issued to holders of our 2019A Unsecured Notes regarding the exercise of our option to repay all of our $116.5 million in aggregate principal amount of issued and outstanding 2019A Unsecured Notes, which was repaid on February 5, 2024.
On January 30, 2024, our board of directors declared a first quarter 2024 distribution of $0.32 per share and a supplemental distribution related to fourth quarter earnings of $0.04 per share, each payable on March 29, 2024 to holders of record as of March 15, 2024.
On February 1, 2024, we issued $300.0 million in aggregate principal amount of our 6.875% notes due 2029 (the "2029 Unsecured Notes") for net proceeds of $293.9 million after deducting underwriting commissions of $3.0 million. Offering costs incurred were approximately $0.9 million. Interest on the 2029 Unsecured Notes will be paid semi-annually in arrears on February 1 and August 1 at a rate of 6.875% per year, beginning on August 1, 2024, to holders of record as of the close of business on January 15 or July 15 (whether or not a business day), as the case may be, immediately preceding the relevant interest payment date. The 2029 Unsecured Notes may be redeemed in whole or in part at our option at any time prior to January 1, 2029, at par plus a “make-whole” premium, and thereafter at par, plus accrued interest.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the year ended December 31, 2023.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments for the year ended December 31, 2023.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of December 31, 2023, we and SkyKnight II have committed and contributed $140.0 million and $35.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of December 31, 2023 and December 31, 2022.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the amendment on June 23, 2023, during the reinvestment period, the credit facility bears interest at a rate of SOFR plus 1.80%, and after the reinvestment period it will bear interest at a rate of SOFR plus 2.10%. Prior to the amendment on June 23, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum during the reinvestment period and LIBOR plus 1.90% per annum after the reinvestment period. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525.0 million. As of December 31, 2023 and December 31, 2022, SLP III had total investments with an aggregate fair value of approximately $636.6 million and $639.3 million, respectively, and debt outstanding under its credit facility of $453.2 million and $512.1 million, respectively. As of December 31, 2023 and December 31, 2022, none of SLP III's investments were on non-accrual. Additionally, as of December 31, 2023 and December 31, 2022, SLP III had unfunded commitments in the form of delayed draws of $1.1 million and $2.9 million, respectively.

Below is a summary of SLP III's portfolio as of December 31, 2023 and December 31, 2022:

(in thousands)	December 31, 2023	December 31, 2022
First lien investments (1)	$657,208	$690,017
Weighted average interest rate on first lien investments (2)	9.79%	8.51%
Number of portfolio companies in SLP III	87	83
Largest portfolio company investment (1)	$17,883	$18,197
Total of five largest portfolio company investments (1)	$79,458	$85,948

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

See Item 8.—Financial Statements and Supplementary Data—Note 3. Investments in this Annual Report on Form 10-K for a listing of the individual investments in SLP III's portfolio as of December 31, 2023 and December 31, 2022, and additional information on certain summarized financial information for SLP III as of December 31, 2023 and December 31, 2022 and for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

NMFC Senior Loan Program IV LLC
NMFC Senior Loan Program IV LLC ("SLP IV") was formed as a Delaware limited liability company on April 6, 2021, and commenced operations on May 5, 2021. SLP IV is structured as a private joint venture investment fund between us and SkyKnight Income Alpha, LLC ("SkyKnight Alpha") and operates under the First Amended and Restated Limited Liability Company Agreement of NMFC Senior Loan Program IV LLC, dated May 5, 2021 (the "SLP IV Agreement"). Upon the effectiveness of the SLP IV Agreement, the members contributed their respective membership interests in NMFC Senior Loan Program I LLC ("SLP I") and NMFC Senior Loan Program II LLC ("SLP II") to SLP IV. Immediately following the contribution of their membership interests, SLP I and SLP II became wholly-owned subsidiaries of SLP IV. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP IV, which has equal representation from us and SkyKnight Alpha. SLP IV has a five year investment period and will continue in existence until May 5, 2028. The investment period may be extended for up to one year pursuant to certain terms of the SLP IV Agreement.
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of December 31, 2023, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of December 31, 2023 and December 31, 2022.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026. As of the amendment on April 28, 2023, the facility bears interest at a rate of SOFR plus 1.70%. Prior to the amendment on April 28, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum. As of December 31, 2023 and December 31, 2022, SLP IV had total investments with an aggregate fair value of approximately $467.9 million and $473.8 million, respectively, and debt outstanding under its credit facility of $306.5 million and $365.5 million, respectively. As of December 31, 2023 and December 31, 2022, none of SLP IV’s investments were on non-accrual. Additionally, as of December 31, 2023 and December 31, 2022, SLP IV had unfunded commitments in the form of delayed draws of $0.8 million and $2.0 million, respectively.

Below is a summary of SLP IV's consolidated portfolio as of December 31, 2023 and December 31, 2022:

(in thousands)	December 31, 2023	December 31, 2022
First lien investments (1)	$482,776	$510,372
Weighted average interest rate on first lien investments (2)	9.81%	8.54%
Number of portfolio companies in SLP IV	78	74
Largest portfolio company investment (1)	$17,400	$21,982
Total of five largest portfolio company investments (1)	$67,838	$93,734

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

See Item 8.—Financial Statements and Supplementary Data—Note 3. Investments in this Annual Report on Form 10-K for a listing of the individual investments in SLP IV's consolidated portfolio as of December 31, 2023 and December 31, 2022, and additional information on certain summarized financial information for SLP IV as of December 31, 2023 and December 31, 2022, for the years ended December 31, 2023, December 31, 2022, and for the period from May 5, 2021 to December 31, 2021.

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of December 31, 2023.

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
Below is certain summarized property information for NMNLC as of December 31, 2023:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	December 31, 2023
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$97,119
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	11,731
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,550
					$118,400

(1)Excludes residual value in NM APP Canada Corp. due to tax withholding. As of December 31, 2023, NM APP Canada Corp. had a fair value of $7.
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2023 and December 31, 2022, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $16.5 million and $16.5 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of December 31, 2023 and December 31, 2022, the SPP Agreement had a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $8.0 million and $8.0 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2023 and December 31, 2022, we recognized PIK and non-cash interest from investments of approximately $33.6 million and $17.3 million, respectively, and PIK and non-cash dividends from investments of approximately $27.4 million and $22.5 million, respectively.
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Rating of our portfolio companies as of December 31, 2023:

(in millions)	As of December 31, 2023
Investment Rating	Cost	Percent	Fair Value	Percent
Red	$39.7	1.3%	$4.6	0.2%
Orange	73.1	2.4%	42.5	1.4%
Yellow	157.6	5.1%	118.5	3.9%
Green	2,797.8	91.2%	2,862.2	94.5%
Total	$3,068.2	100.0%	$3,027.8	100.0%
As of December 31, 2023, all investments in our portfolio had a Green Risk Rating with the exception of six portfolio companies that had a Yellow Risk Rating, four portfolio companies that had an Orange Risk Rating and three portfolio companies that had a Red Risk Rating.
As of December 31, 2023, our aggregate principal amount of our second lien term loan in Integro Parent Inc. ("Integro") was $13.7 million. During the second quarter of 2022, we placed an aggregate principal amount of $4.8 million of our second lien position on non-accrual status, that was subsequently taken off non-accrual status in the third quarter of 2023. As of December 31, 2023, our position in Integro had total unearned other income of $0.4 million for the year then ended. As of December 31, 2023, our investment in Integro has a Green Risk Rating.

During the second quarter of 2022, we placed our second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of December 31, 2023, our second lien position in National HME had an aggregate cost basis of $7.9 million, an aggregate fair value of $3.0 million and total unearned interest income of $1.8 million for the year ended. During the fourth quarter of 2022, we reversed $11.2 million of previously recorded PIK interest in National HME and $1.5 million of previously recorded other income in NHME Holdings Corp. as we believe this PIK interest and other income will ultimately not be collectible. As of December 31, 2023, our investment in National HME has a Red Risk Rating.
As of December 31, 2023, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $31.4 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $13.5 million of our first lien term loans on non-accrual status. During the third quarter of 2023, we placed the remaining aggregate principal amount of $17.9 million of our first lien term loans on non-accrual status. As of December 31, 2023, our positions in AAC on non-accrual status had an aggregate cost basis of $31.4 million, an aggregate fair value of $20.6 million and total unearned interest income of $3.4 million for the year then ended. As of December 31, 2023, our investment in AAC has an Orange Risk Rating.
During the first quarter of 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of December 31, 2023, our junior preferred shares of UniTek had an aggregate cost basis of $34.4 million, an aggregate fair value of $0.0 million and total unearned dividend income of $7.7 million for the year then ended. During the third quarter of 2021, we placed an aggregate amount of $19.8 million of our investment in our senior preferred shares of UniTek on non-accrual status. As of December 31, 2023, our senior preferred shares of UniTek had an aggregate cost basis of $19.8 million, an aggregate fair value of approximately $4.2 million and total unearned dividend income of approximately $5.6 million for the year then ended. As of December 31, 2023, our investment in UniTek has a Green Risk Rating.
During the fourth quarter of 2023, we placed our investment in our second lien term loan in Transcendia Holdings, Inc. ("Transcendia") on non-accrual status. As of December 31, 2023, our investment had an aggregate cost of $14.4 million, an aggregate fair value of $7.3 million and total unearned interest income of $0.5 million for the year then ended. As of December 31, 2023, our investment in Transcendia has an Orange Risk Rating.
During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual. As of December 31, 2023, our investment in this security has a Yellow Risk Rating and has an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $16.5 million.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $3,011.3 million in 110 portfolio companies at December 31, 2023 and approximately $3,221.2 million in 107 portfolio companies at December 31, 2022.
The following table shows our portfolio and investment activity for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,
(in millions)	2023	2022
New investments in 46 and 50 portfolio companies, respectively	$283.4	$620.7
Debt repayments in existing portfolio companies	358.3	395.1
Sales of securities in 10 and 9 portfolio companies, respectively	182.1	188.8
Change in unrealized appreciation on 78 and 21 portfolio companies, respectively	108.6	81.3
Change in unrealized depreciation on 39 and 92 portfolio companies, respectively	(98.3)	(165.4)
Recent Accounting Standards Updates
See Item 8.—Financial Statements and Supplementary Data—Note 14. Recent Accounting Standards in this Annual Report on Form 10-K for details on recent accounting standards updates.

Results of Operations for the Years Ended December 31, 2023 and December 31, 2022
Results of Operations for the fiscal year ended December 31, 2021 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed on February 27, 2023, which is incorporated by reference herein.
Revenue

	Year Ended December 31,
(in thousands)	2023	2022
Total interest income	$290,782	$212,193
Total dividend income	73,507	65,885
Other income	10,547	16,552
Total investment income	$374,836	$294,630
Our total investment income increased by approximately $80.2 million, or 27%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. For the year ended December 31, 2023, total investment income of $374.8 million consisted of approximately $250.8 million in cash interest from investments, approximately $33.6 million in PIK and non-cash interest from investments, approximately $0.1 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $6.3 million, approximately $46.1 million in cash dividends from investments, approximately $27.4 million in PIK and non-cash dividends from investments and approximately $10.5 million in other income. The increase in interest income of approximately $78.6 million from the year ended December 31, 2022 to the year ended December 31, 2023, was primarily due to a higher effective interest rate of our portfolio due to the higher SOFR rates on our floating rate assets. The increase in dividend income from the year ended December 31, 2022 to the year ended December 31, 2023 was primarily driven by an increase in PIK dividends and an increase in cash dividends from our investments in SLP III and SLP IV, partially offset by a decrease in cash dividends from our investment in NMNLC. Other income during the year ended December 31, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 35 different portfolio companies.
Operating Expenses

	Year Ended December 31,
(in thousands)	2023	2022
Management fee	$45,610	$46,617
Less: management fee waiver	(4,117)	(4,402)
Total management fee	41,493	42,215
Incentive fee	38,303	29,901
Interest and other financing expenses	124,784	92,421
Administrative fees	4,101	4,131
Professional fees	3,771	3,433
Other general and administrative expenses	2,068	2,338
Total expenses	214,520	174,439
Less: expenses waived and reimbursed	—	(238)
Net expenses before income taxes	214,520	174,201
Income tax expense	418	825
Net expenses after income taxes	$214,938	$175,026
Our total net operating expenses increased by approximately $39.9 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Our management fee, net of a management fee waiver, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, remained relatively flat. Our incentive fee increased by $8.4 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase in incentive fees was attributable to an increase in net investment income
Interest and other financing expenses increased by approximately $32.4 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to higher LIBOR and SOFR rates on our floating rate borrowings, our 2022 Convertible Notes, which were initially issued in the fourth quarter of 2022 with a further issuance in the first quarter of 2023 and higher interest expense on our 8.250% Unsecured Notes, which were issued in the fourth quarter of

2023. Our increase in interest expense was partially offset by lower interest expense on our 2017A Unsecured Notes, which were fully repaid in the third quarter of 2022, lower interest expense on our 2018A Unsecured Notes, which were fully repaid in the first quarter of 2023 and lower interest expense on our 2018 Convertible Notes. Our 2018 Convertible Notes were partially repaid in the fourth quarter of 2022 in connection with our tender offer to purchase $84.4 million aggregate principal amount of outstanding 2018 Convertible Notes, with the remaining amount fully repaid at maturity in the third quarter of 2023. Our total professional fees, administrative fees, net of expenses waived and reimbursed, and other general and administrative expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended December 31,
(in thousands)	2023	2022
Net realized (losses) gains on investments	$(32,854)	$52,703
Net realized gains on foreign currency	13	827
Net change in unrealized appreciation (depreciation) of investments	10,316	(84,134)
Net change in unrealized appreciation (depreciation) on foreign currency	100	(1,115)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(39)	(4,883)
Provision for taxes	(1,344)	(8,474)
Net realized and unrealized losses	$(23,808)	$(45,076)
Our net realized losses and unrealized gains resulted in a net loss of approximately $23.8 million for the year ended December 31, 2023 compared to the net realized gains and unrealized losses resulting in a net loss of approximately $45.1 million for the same period in 2022. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the year ended December 31, 2023 was primarily driven by a realized loss in Ansira and unrealized depreciation on our investments in Edmentum and New Trojan Parent Inc., which was partially offset by unrealized appreciation in UniTek and CentralSquare Technologies, LLC. The provision for income taxes was primarily attributable to our equity investments that are held as of December 31, 2023 in eight of our corporate subsidiaries. The net loss for the year ended December 31, 2022 was primarily driven by unrealized depreciation on our investments in NM CLFX LP, Ansira, National HME and TVG-Edmentum Holdings, LLC, which was partially offset by unrealized appreciation in Haven Midstream LLC, Unitek and New Permian Holdco, Inc. and realized gains in NM GLCR LP and Haven Midstream Holdings LLC. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Year Ended December 31,
(in thousands)	2023	2022	2021
Total investment income	$374,836	$294,630	$270,959
Net expenses after income taxes	214,938	175,026	152,119
Net investment income	159,898	119,604	118,840
Less: Net investment income related to non-controlling interest in NMNLC	980	1,107	1,326
Net investment income related to NMFC	$158,918	$118,497	$117,514

Net change in realized (losses) gains on investments	(32,854)	52,703	(3,864)
Net change in realized gains on foreign currency	13	827	15
Less: Net change in realized gains on investments related to non-controlling interest in NMNLC	—	4,054	—
Net change in realized (losses) gains of investments related to NMFC	$(32,841)	$49,476	$(3,849)

Net change in unrealized appreciation (depreciation) of investments	10,316	(84,134)	92,386
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(39)	(4,883)	—
Net change in unrealized appreciation (depreciation) on foreign currency	100	(1,115)	(81)
Provision for taxes	(1,344)	(8,474)	(114)
Less: Net change in unrealized (depreciation) appreciation of investments related to non-controlling interest in NMNLC	(233)	(5,365)	4,457
Net change in unrealized appreciation (depreciation) of investments related to NMFC	$9,266	$(93,241)	$87,734
Liquidity, Capital Resources, Off-Balance Sheet Arrangements and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through December 31, 2023, we have raised approximately $966.9 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0% as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of December 31, 2023, our asset coverage ratio was 187.54%.

As of December 31, 2023 and December 31, 2022, our credit facilities consisted of the Holdings Credit Facility, NMFC Credit Facility, Unsecured Management Company Revolver, DB Credit Facility, NMNLC Credit Facility II, 2022 Convertible Notes, 2019A Unsecured Notes, 2021A Unsecured Notes, 2022A Unsecured Notes and 8.250% Unsecured Notes and SBA-guaranteed debentures. See Item 8—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information.
At December 31, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $70.1 million and $71.2 million, respectively. Our cash provided by operating activities during the years ended December 31, 2023 and December 31, 2022, was approximately $332.7 million and $35.0 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
On November 3, 2021, we entered into an equity distribution agreement, as amended on May 18, 2023 and August 23, 2023 (the “Distribution Agreement”) with B. Riley Securities, Inc. and Raymond James & Associates, Inc. (collectively, the “Agents”). The Distribution Agreement provides that we may issue and sell our shares from time to time through the Agents, up to $250.0 million worth of our common stock by means of at-the-market ("ATM") offerings.
For the year ended December 31, 2023, we sold 1,621,833 shares of common stock under the Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $21.2 million, including $0.0 million of offering expenses from these sales. For the year ended December 31, 2022, we sold 2,950,300 shares of common stock under the Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $40.0 million, including $0.4 million of offering expenses from these sales.
We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of December 31, 2023 and December 31, 2022, shares representing approximately $175.7 million and $196.9 million, respectively, of our common stock remain available for issuance and sale under the Distribution Agreement.
Off-Balance Sheet Agreements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2023 and December 31, 2022, we had outstanding commitments to third parties to fund investments totaling $156.8 million and $224.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2023 and December 31, 2022, we had commitment letters to purchase investments in an aggregate par amount of $11.1 million and $45.6 million, respectively. As of December 31, 2023 and December 31, 2022, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2023 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$515.1	$—	$—	$515.1	$—
Unsecured Notes(2)	506.5	116.5	200.0	190.0	—
SBA-guaranteed debentures(3)	300.0	—	121.7	43.3	135.0
Convertible Notes(4)	260.0	—	260.0	—	—
DB Credit Facility(5)	186.4	—	—	186.4	—
NMFC Credit Facility(6)	36.8	—	36.8	—	—
NMNLC Credit Facility II(7)	2.9	2.9	—	—	—
Total Contractual Obligations	$1,807.7	$119.4	$618.5	$934.8	$135.0

(1)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($515.1 million as of December 31, 2023) must be repaid on or before October 26, 2028. As of December 31, 2023, there was approximately $214.9 million of possible capacity remaining under the Holdings Credit Facility.
(2)$116.5 million of the 2019A Unsecured Notes were repaid on February 5, 2024. $200.0 million of the 2021A Unsecured Notes will mature on January 29, 2026 unless earlier repurchased, $75.0 million of the 2022A Unsecured Notes will mature on June 15, 2027 unless earlier repurchased and $115.0 million of the 8.250% Unsecured Notes will mature on November 15, 2028 unless earlier redeemed.
(3)Our SBA-guaranteed debentures will begin to mature on March 1, 2025.
(4)The 2022 Convertible Notes will mature on October 15, 2025 unless earlier converted or purchased at the holder's option or redeemed by us.
(5)Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($186.4 million as of December 31, 2023) must be repaid on or before March 25, 2027. As of December 31, 2023, there was approximately $93.6 million of possible capacity remaining under the DB Credit Facility.
(6)Under the terms of the $198.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($36.8 million, which included £22.9 million denominated in GBP and €0.7 million denominated in EUR that have been converted to U.S. dollars as of December 31, 2023) must be repaid on or before June 4, 2026. As of December 31, 2023, there was approximately $161.7 million of available capacity remaining under the NMFC Credit Facility.
(7)Under the terms of the NMNLC Credit Facility II, all outstanding borrowings under that facility must be repaid on or before November 1, 2024. As of December 31, 2023, the outstanding borrowings for all borrowers was $25.4 million, of which $2.9 million was outstanding for NMNLC.
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
Distributions and Dividends
Distributions declared and paid to stockholders for the year ended December 31, 2023 totaled approximately $150.7 million.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the years ended December 31, 2023 and December 31, 2022:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2023
Fourth Quarter	December 8, 2023	December 22, 2023	December 29, 2023	$0.10	(2)
Fourth Quarter	October 24, 2023	December 15, 2023	December 29, 2023	0.36	(3)
Third Quarter	July 27, 2023	September 15, 2023	September 29, 2023	0.36	(4)
Second Quarter	April 25, 2023	June 16, 2023	June 30, 2023	0.35	(5)
First Quarter	January 24, 2023	March 17, 2023	March 31, 2023	0.32
				$1.49
December 31, 2022
Fourth Quarter	November 2, 2022	December 16, 2022	December 30, 2022	$0.32
Third Quarter	August 3, 2022	September 16, 2022	September 30, 2022	0.30
Second Quarter	May 3, 2022	June 16, 2022	June 30, 2022	0.30
First Quarter	February 23, 2022	March 17, 2022	March 31, 2022	0.30
				$1.22

(1)Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2023 and December 31, 2022, total distributions were $150.7 million and $122.4 million, respectively, of which the distributions were comprised of approximately 93.14% and 70.59%, respectively, of ordinary income, 6.86% and 0.00% respectively, of qualified income, 0.00% and 20.79%, respectively, of long-term capital gains and approximately 0.00% and 8.62%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
(2)Special distribution of excess undistributed taxable income, driven primarily from the gain realized on our investment in Haven Midstream Holdings LLC.
(3)Includes a regular quarterly distribution of $0.32 per share and a supplemental distribution related to third quarter earnings of $0.04 per share.
(4)Includes a regular quarterly distribution of $0.32 per share and a supplemental distribution related to second quarter earnings of $0.04 per share.
(5)Includes a regular quarterly distribution of $0.32 per share and a supplemental distribution related to first quarter earnings of $0.03 per share.
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
•We have entered into a fee waiver agreement (the "Fee Waiver Agreement") with the Investment Adviser, pursuant to which the Investment Adviser agreed to voluntarily reduce the base management fees payable to the Investment Adviser by us under the Investment Management Agreement beginning with the quarter ended March 31, 2021 through the quarter ending December 31, 2024. See Item 8— Financial Statements—Note 5. Agreements for details.

•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2023 approximately $2.3 million of indirect administrative expenses were included in administrative expenses, of which approximately $0.0 million were waived by the Administrator. As of December 31, 2023, approximately $0.7 million of indirect administrative expenses were included in payable to affiliates. For the year ended December 31, 2023, the reimbursement to the Administrator represented approximately 0.07% of our gross assets.
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
On March 30, 2020, we entered into the Unsecured Management Company Revolver with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $30.0 million maximum amount of revolver borrowings available and a maturity date of December 31, 2022. On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. On December 17, 2021, we entered into Amendment No. 1 to the Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which lowered the interest rate and extended the maturity date from December 31, 2022 to December 31, 2024. On October 31, 2023, we entered into a Second Amendment and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amount of revolving borrowings thereunder from $50.0 million to $100.0 million, extended the maturity date from December 31, 2024 to December 31, 2027 and changed the interest rate to the Applicable Federal Rate. Refer to Item 8 — Financial Statements and Supplementary Data — Note 7. Borrowings, for discussion of the Unsecured Management Company Revolver.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA or SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the year ended December 31, 2023, certain of the loans held in our portfolio had floating LIBOR, SONIA or SOFR interest rates. As of December 31, 2023, approximately 86.46% of our investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR, SONIA or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 13.54% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SONIA or SOFR rates.
The following table estimates the potential changes in interest income, net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2023. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our credit facilities, we use the outstanding balance as of December 31, 2023. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.97)%
Base Interest Rate	—%
+100 Basis Points	7.87%
+200 Basis Points	15.75%
+300 Basis Points	23.62%

Item 8.    Financial Statements and Supplementary Data

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, the consolidated financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value – Investments — Refer to Footnotes 2, 3, and 4 in the consolidated financial statements

Critical Audit Matter Description

The Company invests in debt securities, including first and second lien debt, notes, bonds, mezzanine securities, and equity interests. The Company’s determination of fair value for these investments involves subjective judgments and estimates utilizing a market approach, an income approach, or both approaches, as appropriate. These approaches require management to make judgments and estimates related to significant unobservable inputs including the selection of discount rates and EBITDA or revenue multiples based on multiples of publicly traded comparable companies and comparable transactions.

We identified the valuation of investments as a critical audit matter given the significant judgments made by management to estimate the fair value of certain debt and equity positions. This required a high degree of auditor judgment and extensive audit effort, including the need to involve internal fair value specialists who possess significant valuation experience and modeling expertise, to evaluate the appropriateness of the valuation methodologies and the significant unobservable inputs.

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

February 26, 2024

We have served as the Company's auditor since 2008.

New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)

	December 31, 2023	December 31, 2022
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,283,490 and $2,523,522, respectively)	$2,209,867	$2,400,425
Non-controlled/affiliated investments (cost of $107,895 and $85,971, respectively)	133,659	130,787
Controlled investments (cost of $646,823 and $650,474, respectively)	667,796	690,035
Total investments at fair value (cost of $3,038,208 and $3,259,967, respectively)	3,011,322	3,221,247
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	16,500	16,539
Cash and cash equivalents	70,090	71,190
Interest and dividend receivable	44,107	36,154
Deferred tax asset	594	—
Receivable from affiliates	82	—
Other assets	16,519	9,797
Total assets	$3,159,214	$3,354,927
Liabilities
Borrowings
Holdings Credit Facility	$515,063	$618,963
Unsecured Notes	506,500	531,500
SBA-guaranteed debentures	300,000	300,000
Convertible Notes	260,207	316,853
DB Credit Facility	186,400	186,400
NMFC Credit Facility	36,813	40,359
NMNLC Credit Facility II	2,853	3,785
Deferred financing costs (net of accumulated amortization of $54,263 and $47,531, respectively)	(22,387)	(17,199)
Net borrowings	1,785,449	1,980,661
Management fee payable	10,116	10,524
Incentive fee payable	8,555	6,296
Interest payable	20,440	19,627
Payable to affiliates	—	78
Deferred tax liability	—	8,487
Other liabilities	2,931	3,063
Total liabilities	1,827,491	2,028,736
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized and 102,558,859 and 100,937,026 shares issued and outstanding, respectively	1,026	1,009
Paid in capital in excess of par	1,331,269	1,305,945
Accumulated undistributed earnings	(12,344)	7,519
Total net assets of New Mountain Finance Corporation	$1,319,951	$1,314,473
Non-controlling interest in New Mountain Net Lease Corporation	11,772	11,718
Total net assets	$1,331,723	$1,326,191
Total liabilities and net assets	$3,159,214	$3,354,927
Number of shares outstanding	102,558,859	100,937,026
Net asset value per share of New Mountain Finance Corporation	$12.87	$13.02

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Year Ended December 31,
	2023	2022	2021
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$249,851	$184,367	$159,189
PIK interest income	15,968	11,767	8,582
Dividend income	193	193	915
Non-cash dividend income	17,481	14,071	10,153
Other income	4,981	9,156	14,106
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	1,951	1,062	1,579
PIK interest income	2,183	1,043	434
Dividend income	—	—	288
Non-cash dividend income	4,625	4,109	4,835
Other income	251	250	345
From controlled investments:
Interest income (excluding PIK interest income)	5,386	9,438	5,470
PIK interest income	15,443	4,516	14,327
Dividend income	45,905	43,149	41,659
Non-cash dividend income	5,303	4,363	4,497
Other income	5,315	7,146	4,580
Total investment income	374,836	294,630	270,959
Expenses
Interest and other financing expenses	124,784	92,421	73,098
Management fee	45,610	46,617	52,960
Incentive fee	38,303	29,901	29,710
Administrative expenses	4,101	4,131	4,461
Professional fees	3,771	3,433	3,197
Other general and administrative expenses	2,068	2,338	1,923
Total expenses	218,637	178,841	165,349
Less: management fee waived (see Note 5)	(4,117)	(4,402)	(13,104)
Less: expenses waived and reimbursed (see Note 5)	—	(238)	(244)
Net expenses	214,520	174,201	152,001
Net investment income before income taxes	160,316	120,429	118,958
Income tax expense	418	825	118
Net investment income	159,898	119,604	118,840
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(49,267)	(737)	(3,167)
Non-controlled/affiliated investments	—	—	8,338
Controlled investments	16,413	53,440	(9,035)
Foreign currency	13	827	15
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	47,956	(81,197)	(23,466)
Non-controlled/affiliated investments	(19,052)	(9,156)	66,505
Controlled investments	(18,588)	6,219	49,347
Securities purchased under collateralized agreements to resell	(39)	(4,883)	—
Foreign currency	100	(1,115)	(81)
Provision for taxes	(1,344)	(8,474)	(114)
Net realized and unrealized (losses) gains	(23,808)	(45,076)	88,342
Net increase in net assets resulting from operations	136,090	74,528	207,182
Less: Net (increase) decrease in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(747)	204	(5,783)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	$135,343	$74,732	$201,399
Basic earnings per share	$1.34	$0.75	$2.08
Weighted average shares of common stock outstanding—basic (See Note 12)	101,118,302	100,202,847	96,952,959
Diluted earnings per share	$1.24	$0.74	$1.91
Weighted average shares of common stock outstanding—diluted (See Note 12)	123,488,882	115,426,198	110,210,545
Distributions declared and paid per share	$1.49	$1.22	$1.20

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	Year Ended December 31,
	2023	2022	2021
Increase (decrease) in net assets resulting from operations
Net investment income	$159,898	$119,604	$118,840
Net realized (losses) gains on investments, New Mountain Net Lease Corporation ("NMNLC") and foreign currency	(32,841)	53,530	(3,849)
Net change in unrealized appreciation (depreciation) of investments, NMNLC and foreign currency	10,416	(85,249)	92,305
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(39)	(4,883)	—
Provision for taxes	(1,344)	(8,474)	(114)
Net increase in net assets resulting from operations	136,090	74,528	207,182
Less: Net (increase) decrease in net assets resulting from operations related to non-controlling interests in NMNLC	(747)	204	(5,783)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	135,343	74,732	201,399
Capital transactions
Net proceeds from shares sold	21,241	40,006	12,427
Offering costs	(369)	(222)	(231)
Distributions declared to stockholders from net investment income	(150,737)	(122,386)	(116,453)
Reinvestment of distributions	—	1,098	2,228
Total net decrease in net assets resulting from capital transactions	(129,865)	(81,504)	(102,029)
Net increase (decrease) in net assets	5,478	(6,772)	99,370
New Mountain Finance Corporation net assets at the beginning of the period	1,314,473	1,321,245	1,221,875
New Mountain Finance Corporation net assets at the end of the period	1,319,951	1,314,473	1,321,245
Non-controlling interest in NMNLC	11,772	11,718	21,367
Net assets at the end of the period	$1,331,723	$1,326,191	$1,342,612

Capital share activity
Shares sold	1,621,833	2,950,300	914,175
Shares issued from the reinvestment of distributions	—	79,285	165,924
Net increase in shares outstanding	1,621,833	3,029,585	1,080,099

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$136,090	$74,528	$207,182
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized losses (gains) on investments and New Mountain Net Lease Corporation ("NMNLC")	32,854	(52,703)	3,864
Net realized gains on translation of assets and liabilities in foreign currencies	(13)	(827)	(15)
Net change in unrealized (appreciation) depreciation of investments and NMNLC	(10,316)	84,134	(92,386)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(100)	1,115	81
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	39	4,883	—
Amortization of purchase discount	(6,328)	(5,631)	(8,567)
Amortization of deferred financing costs	6,780	6,837	7,388
Amortization of premium on Convertible Notes	(130)	(130)	(103)
Non-cash investment income	(61,492)	(40,037)	(50,377)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(283,663)	(620,885)	(1,134,752)
Proceeds from sales and paydowns of investments	540,460	583,840	1,066,740
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	224	370	811
Cash paid for purchase of drawn portion of revolving credit facilities	—	(185)	(978)
Cash paid for drawn revolvers	(28,090)	(41,078)	(32,671)
Cash repayments on drawn revolvers	27,793	42,827	27,107
Interest and dividend receivable	(7,907)	(5,260)	(2,457)
Receivable from affiliates	(82)	—	117
Deferred tax (asset) liability	(594)	—	101
Receivable from unsettled securities sold	—	—	9,019
Other assets	(6,623)	1,333	(5,105)
(Decrease) increase in operating liabilities:
Interest payable	813	2,239	1,801
Management fee payable	(408)	360	(255)
Incentive fee payable	2,259	(1,207)	149
Payable for unsettled securities purchased	—	(7,910)	(18,932)
Deferred tax (liability) asset	(8,487)	8,474	13
Payable to affiliates	(78)	(478)	(311)
Other liabilities	(272)	397	479
Net cash flows provided by (used in) operating activities	332,729	35,006	(22,057)
Cash flows from financing activities
Net proceeds from shares sold	21,241	40,006	12,427
Distributions paid	(150,737)	(121,288)	(114,225)
Offering costs paid	(409)	(204)	(205)
Proceeds from Holdings Credit Facility	199,600	277,400	211,000
Repayment of Holdings Credit Facility	(303,500)	(203,700)	(115,900)
Proceeds from Unsecured Notes	115,000	75,000	200,000
Repayment from Unsecured Notes	(140,000)	(55,000)	(141,750)
Proceeds from Convertible Notes	60,300	200,000	—
Repayment of Convertible Notes	(116,816)	(84,434)	—
Proceeds from NMFC Credit Facility	348,500	212,707	336,505
Repayment of NMFC Credit Facility	(353,550)	(297,000)	(374,500)
Proceeds from DB Credit Facility	8,000	108,600	144,000
Repayment of DB Credit Facility	(8,000)	(148,500)	(161,700)
Proceeds from NMNLC Credit Facility II	6,305	5,288	24,225
Repayment from NMNLC Credit Facility II	(7,237)	(16,703)	(9,025)
Contributions related to non-controlling interest in NMNLC	—	124	1,792
Distributions related to non-controlling interest in NMNLC	(693)	(9,569)	(1,222)
Deferred financing costs paid	(11,888)	(4,229)	(10,222)
Net cash flows (used in) provided by financing activities	(333,884)	(21,502)	1,200
Net (decrease) increase in cash and cash equivalents	(1,155)	13,504	(20,857)
Effect of foreign exchange rate changes on cash and cash equivalents	55	(391)	(32)
Cash and cash equivalents at the beginning of the period	71,190	58,077	78,966
Cash and cash equivalents at the end of the period	$70,090	$71,190	$58,077
Supplemental disclosure of cash flow information
Cash interest paid	$115,521	$81,826	$61,703
Income taxes paid	11,577	901	65
Non-cash operating activities:
Non-cash activity on investments	$15,772	$—	$34,650
Non-cash financing activities:
Value of shares issued in connection with reinvestment of distributions	$—	$1,098	$2,228
Accrual for offering costs	147	68	21
Accrual for deferred financing costs	213	152	11

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Schedule of Investments
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(15)(18) - Drawn	SOFR(M)	5.50%	10.96%	12/2021	12/2027	$22,965	$22,772	$22,965
	First lien (8)(15)	SOFR(M)	5.50%	10.96%	12/2021	12/2027	20,426	20,278	20,426
	First lien (4)(15)	SOFR(M)	5.50%	10.96%	01/2022	12/2027	9,698	9,628	9,698
	First lien (4)(15)(18) - Drawn	SOFR(M)	5.50%	10.96%	12/2021	12/2027	7,450	7,388	7,450
	Subordinated (3)(15)	FIXED(Q)*	11.50%/PIK	11.50%	12/2021	12/2031	14,011	13,865	13,420
	Subordinated (4)(15)	FIXED(Q)*	11.50%/PIK	11.50%	01/2022	12/2031	5,495	5,437	5,263
								79,368	79,222	5.95%
Associations, Inc.
Business Services	First lien (2)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	12.18%	07/2021	07/2027	33,701	33,604	33,701
	First lien (2)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	12.13%	07/2021	07/2027	9,037	9,007	9,037
	First lien (8)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	12.15%	07/2021	07/2027	9,036	9,006	9,036
	First lien (8)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	12.13%	07/2021	07/2027	5,457	5,439	5,457
	First lien (8)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	12.17%	07/2021	07/2027	4,341	4,327	4,341
	First lien (2)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	12.16%	10/2023	07/2027	4,121	4,102	4,121
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.50%	12.14%	07/2021	07/2027	1,252	1,246	1,252
								66,731	66,945	5.03%
Knockout Intermediate Holdings I Inc. (32)
Kaseya Inc.
Software	First lien (2)(15)	SOFR(Q)*	3.50% + 2.50%/PIK	11.38%	06/2022	06/2029	63,633	63,237	63,633
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.50%	10.86%	06/2022	06/2029	973	966	973
	First lien (3)(15)(18) - Drawn	SOFR(Q)*	3.50% + 2.50%/PIK	11.38%	06/2022	06/2029	237	235	237
								64,438	64,843	4.87%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
GC Waves Holdings, Inc.
Financial Services	First lien (2)(15)	SOFR(M)	6.00%	11.46%	08/2021	08/2028	$40,270	$40,008	$40,270
	First lien (5)(15)	SOFR(M)	6.00%	11.46%	08/2021	08/2028	21,666	21,591	21,666
	First lien (2)(15)(18) - Drawn	SOFR(M)	6.00%	11.46%	10/2019	08/2028	451	446	451
								62,045	62,387	4.68%
GS Acquisitionco, Inc.
Software	First lien (2)(15)	SOFR(Q)	5.50%	11.00%	08/2019	05/2026	34,023	33,947	34,023
	First lien (5)(15)	SOFR(Q)	5.50%	11.00%	08/2019	05/2026	21,521	21,476	21,521
								55,423	55,544	4.17%
CentralSquare Technologies, LLC
Software	Second lien (3)(15)	SOFR(Q)	7.50%	13.00%	08/2018	08/2026	47,838	47,581	45,072
	Second lien (8)(15)	SOFR(Q)	7.50%	13.00%	08/2018	08/2026	7,500	7,459	7,066
								55,040	52,138	3.91%
IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(15)	SOFR(M)	5.50%	10.96%	07/2021	07/2028	18,707	18,605	18,707
	First lien (8)(15)	SOFR(M)	5.50%	10.96%	07/2022	07/2028	7,844	7,781	7,844
	Subordinated (3)(15)	SOFR(Q)	8.25%	13.70%	07/2022	07/2029	17,245	17,060	17,245
								43,446	43,796	3.29%
iCIMS, Inc.
Software	First lien (8)(15)	SOFR(Q)*	3.88%/PIK + 3.38%	12.62%	08/2022	08/2028	30,783	30,569	31,008
	First lien (2)(15)	SOFR(Q)	7.25%	12.62%	10/2022	08/2028	7,366	7,311	7,440
	First lien (2)(15)	SOFR(Q)*	3.88%/PIK + 3.38%	12.62%	09/2023	08/2028	4,772	4,726	4,807
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.75%	12.10%	08/2022	08/2028	471	467	471
								43,073	43,726	3.28%
Deca Dental Holdings LLC
Healthcare	First lien (2)(15)	SOFR(Q)	5.75%	11.20%	08/2021	08/2028	37,477	37,204	36,791
	First lien (3)(15)	SOFR(Q)	5.75%	11.20%	08/2021	08/2028	3,945	3,915	3,873
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.75%	11.20%	08/2021	08/2027	2,623	2,597	2,576
								43,716	43,240	3.25%
MRI Software LLC
Software	First lien (5)(15)	SOFR(Q)	5.50%	10.95%	01/2020	02/2027	21,655	21,610	21,598
	First lien (3)(15)	SOFR(Q)	5.50%	10.95%	03/2021	02/2027	7,670	7,655	7,650
	First lien (2)(15)	SOFR(Q)	5.50%	10.95%	03/2021	02/2027	4,568	4,561	4,557
	First lien (2)(15)	SOFR(Q)	5.50%	10.95%	01/2020	02/2027	3,140	3,133	3,132
	First lien (3)(15)	SOFR(Q)	5.50%	10.95%	01/2020	02/2027	801	799	800
								37,758	37,737	2.83%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First lien (2)(15)	SOFR(Q)	5.75%	11.11%	08/2021	10/2027	$18,758	$18,715	$18,758
	First lien (2)(15)(18) - Drawn	SOFR(Q)	5.75%	11.20%	05/2022	10/2027	13,336	13,307	13,336
	First lien (2)(15)	SOFR(Q)	5.75%	11.23%	01/2022	10/2027	1,241	1,232	1,241
	First lien (2)(15)	SOFR(Q)	5.75%	11.23%	01/2022	10/2027	832	826	832
	Subordinated (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	05/2023	05/2033	3,513	3,464	3,459
								37,544	37,626	2.83%
Recorded Future, Inc.
Software	First lien (8)(15)	SOFR(M)	5.25%	10.71%	08/2019	07/2025	24,220	24,147	24,220
	First lien (2)(15)	SOFR(M)	5.25%	10.71%	03/2021	07/2025	12,524	12,484	12,524
								36,631	36,744	2.76%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (8)(15)	SOFR(Q)	5.75%	11.23%	10/2021	10/2028	21,847	21,684	21,473
	First lien (2)(15)	SOFR(Q)	5.75%	11.23%	10/2021	10/2028	14,774	14,664	14,522
								36,348	35,995	2.70%
OEC Holdco, LLC (21)
OEConnection LLC
Software	Second lien (2)(15)	SOFR(M)	7.00%	12.46%	12/2021	09/2027	23,406	23,239	23,406
	Second lien (2)(15)	SOFR(M)	7.00%	12.46%	09/2019	09/2027	12,044	11,977	12,044
								35,216	35,450	2.66%
Foreside Financial Group, LLC
Business Services	First lien (2)(15)	SOFR(Q)	5.50%	11.04%	05/2022	09/2027	33,698	33,444	33,698
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.50%	11.02%	05/2022	09/2027	1,006	996	1,006
	First lien (3)(15)	SOFR(Q)	5.50%	11.04%	05/2022	09/2027	347	344	347
								34,784	35,051	2.63%
KAMC Holdings, Inc.
Business Services	Second lien (2)(15)	SOFR(Q)	8.00%	13.63%	08/2019	08/2027	18,750	18,673	17,079
	Second lien (8)(15)	SOFR(Q)	8.00%	13.63%	08/2019	08/2027	18,750	18,673	17,079
								37,346	34,158	2.56%
IG Investments Holdings, LLC
Business Services	First lien (2)(15)	SOFR(Q)	6.00%	11.48%	09/2021	09/2028	28,839	28,625	28,839
	First lien (2)(15)	SOFR(Q)	6.00%	11.48%	02/2022	09/2028	4,214	4,197	4,214
								32,822	33,053	2.48%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Granicus, Inc.
Software	First lien (4)(15)	SOFR(Q)*	5.50% + 1.50%/PIK	12.48%	01/2021	01/2027	$15,463	$15,396	$15,463
	First lien (8)(15)	SOFR(Q)*	5.50% + 1.50%/PIK	12.48%	01/2021	01/2027	5,981	5,954	5,981
	First lien (2)(15)	SOFR(Q)*	5.50% + 1.50%/PIK	12.48%	01/2021	01/2027	5,899	5,874	5,899
	First lien (2)(15)	SOFR(Q)	6.00%	11.48%	04/2021	01/2027	4,542	4,511	4,542
	First lien (3)(15)(18) - Drawn	SOFR(M)	6.50%	11.96%	01/2021	01/2027	579	575	579
								32,310	32,464	2.44%
TigerConnect, Inc.
Healthcare	First lien (8)(15)	SOFR(Q)*	3.38% + 3.38%/PIK	12.28%	02/2022	02/2028	29,868	29,644	29,614
	First lien (2)(15)(18) - Drawn	SOFR(Q)*	3.38% + 3.38%/PIK	12.28%	02/2022	02/2028	1,354	1,354	1,343
								30,998	30,957	2.32%
Diamond Parent Holdings Corp. (27)
Diligent Corporation
Software	First lien (2)(15)	SOFR(Q)	5.75%	11.28%	03/2021	08/2025	17,404	17,369	16,998
	First lien (3)(15)	SOFR(Q)	6.25%	11.78%	12/2018	08/2025	5,768	5,755	5,654
	First lien (2)(15)	SOFR(Q)	5.75%	11.28%	03/2021	08/2025	5,679	5,667	5,546
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.25%	11.76%	03/2021	08/2025	1,957	1,947	1,919
								30,738	30,117	2.26%
OA Topco, L.P. (31)
OA Buyer, Inc.
Healthcare	First lien (2)(15)	SOFR(M)	5.50%	10.86%	12/2021	12/2028	27,707	27,493	27,707
	First lien (2)(15)	SOFR(M)	5.50%	10.86%	05/2022	12/2028	1,754	1,740	1,754
								29,233	29,461	2.21%
NMC Crimson Holdings, Inc.
Healthcare	First lien (8)(15)	SOFR(Q)	6.09%	11.64%	03/2021	03/2028	19,259	19,067	19,133
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.09%	11.62%	03/2021	03/2028	5,012	4,992	4,979
	First lien (2)(15)	SOFR(Q)	6.09%	11.64%	03/2021	03/2028	4,913	4,864	4,881
								28,923	28,993	2.18%
Foundational Education Group, Inc.
Education	Second lien (5)(15)	SOFR(Q)	6.50%	12.14%	08/2021	08/2029	22,500	22,412	22,100
	Second lien (2)(15)	SOFR(Q)	6.50%	12.14%	08/2021	08/2029	7,009	6,989	6,884
								29,401	28,984	2.18%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Fortis Solutions Group, LLC
Packaging	First lien (2)(15)	SOFR(Q)	5.50%	10.95%	10/2021	10/2028	$17,353	$17,219	$17,243
	First lien (8)(15)	SOFR(Q)	5.50%	10.95%	10/2021	10/2028	10,092	10,017	10,028
	First lien (3)(15)	SOFR(Q)	5.50%	10.95%	10/2021	10/2028	1,178	1,168	1,171
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.50%	10.95%	10/2021	10/2027	143	142	142
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.50%	10.98%	06/2022	10/2028	138	137	138
	First lien (3)(15)	SOFR(Q)	5.50%	10.95%	10/2021	10/2028	80	80	80
								28,763	28,802	2.16%
PetVet Care Centers, LLC
Consumer Services	First lien (2)	SOFR(M)	6.00%	11.36%	10/2023	11/2030	28,430	28,148	28,439	2.14%
Syndigo LLC
Software	Second lien (4)(15)	SOFR(M)	8.00%	13.48%	12/2020	12/2028	22,500	22,379	22,500
	Second lien (2)(15)	SOFR(M)	8.00%	13.48%	02/2022	12/2028	5,697	5,708	5,697
								28,087	28,197	2.12%
ACI Parent Inc. (28)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(15)	SOFR(M)	5.50%	10.96%	08/2021	08/2028	22,025	21,868	21,498
	First lien (3)(15)	SOFR(M)	5.50%	10.96%	08/2021	08/2028	3,904	3,871	3,810
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.50%	10.96%	08/2021	08/2028	1,397	1,384	1,364
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.50%	10.96%	08/2021	08/2027	353	350	345
								27,473	27,017	2.03%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)(15)	SOFR(M)	7.25%	12.71%	08/2018	08/2026	18,266	18,237	18,184
	Second lien (8)(15)	SOFR(M)	7.25%	12.71%	08/2018	08/2026	7,500	7,488	7,467
								25,725	25,651	1.93%
Idera, Inc.
Software	Second lien (4)(15)	SOFR(Q)	6.75%	12.28%	06/2019	03/2029	22,500	22,273	22,500
	Second lien (3)(15)	SOFR(Q)	6.75%	12.28%	04/2021	03/2029	3,000	2,989	3,000
								25,262	25,500	1.91%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (2)(15)	SOFR(Q)	5.50%	11.00%	02/2022	02/2028	19,159	19,089	19,159
	First lien (2)(15)	SOFR(Q)	5.50%	11.00%	02/2022	02/2028	5,331	5,308	5,331
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.50%	11.00%	02/2022	02/2028	700	697	700
								25,094	25,190	1.89%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
DOCS, MSO, LLC
Healthcare	First lien (8)(15)	SOFR(M)	5.75%	11.20%	06/2022	06/2028	$18,572	$18,572	$18,238
	First lien (4)(15)	SOFR(M)	5.75%	11.20%	06/2022	06/2028	6,955	6,955	6,830
								25,527	25,068	1.88%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)(15)	SOFR(S)	6.75%	12.35%	11/2019	11/2027	22,500	22,429	21,059
	Second lien (2)(15)	SOFR(S)	6.75%	12.35%	11/2019	11/2027	4,208	4,184	3,938
								26,613	24,997	1.88%
Xactly Corporation
Software	First lien (4)(15)	SOFR(Q)	7.25%	12.74%	07/2017	07/2025	22,500	22,472	22,500	1.69%
Sierra Enterprises, LLC
Food & Beverage	First lien (3)	SOFR(Q)*	4.25%/PIK + 2.50%	12.13%	06/2023	05/2027	23,780	20,370	22,055	1.66%
FS WhiteWater Holdings, LLC (29)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(15)	SOFR(Q)	5.75%	11.25%	12/2021	12/2027	10,290	10,217	10,125
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.00%	11.52%	07/2022	12/2027	4,503	4,462	4,466
	First lien (5)(15)	SOFR(Q)	5.75%	11.28%	12/2021	12/2027	3,454	3,427	3,398
	First lien (5)(15)	SOFR(Q)	5.75%	11.25%	12/2021	12/2027	3,432	3,407	3,378
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.75%	11.26%	12/2021	12/2027	315	312	310
								21,825	21,677	1.63%
Bullhorn, Inc.
Software	First lien (2)(15)	SOFR(M)	5.50%	10.96%	09/2019	09/2026	16,487	16,432	16,487
	First lien (2)(15)	SOFR(M)	5.50%	10.96%	10/2021	09/2026	3,407	3,401	3,407
	First lien (2)(15)	SOFR(M)	5.50%	10.96%	09/2019	09/2026	763	760	763
	First lien (2)(15)	SOFR(M)	5.50%	10.96%	09/2019	09/2026	342	341	342
	First lien (2)(15)	SOFR(M)	5.50%	10.96%	09/2019	09/2026	273	272	273
								21,206	21,272	1.60%
YLG Holdings, Inc.
Business Services	First lien (5)(15)	SOFR(Q)	5.00%	10.48%	11/2019	10/2025	17,677	17,646	17,676
	First lien (5)(15)	SOFR(Q)	5.00%	10.48%	11/2019	10/2025	2,302	2,298	2,301
	First lien (5)(15)(18) - Drawn	SOFR(Q)	5.00%	10.48%	10/2021	10/2025	1,204	1,196	1,204
	First lien (5)(15)(18) - Drawn	SOFR(Q)	5.50%	10.99%	10/2021	10/2025	80	80	80
								21,220	21,261	1.60%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(15)	SOFR(Q)	3.50%	9.14%	06/2019	08/2024	16,227	15,852	9,736
	First lien (8)(15)	SOFR(Q)	3.50%	9.14%	10/2019	08/2024	15,651	15,190	9,392
	First lien (2)	SOFR(M)	9.50%	14.98%	12/2023	05/2024	1,033	1,033	1,033
	First lien (8)	SOFR(M)	9.50%	14.98%	12/2023	05/2024	996	996	996
								33,071	21,157	1.59%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
AAC Lender Holdings, LLC (26)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(15)	SOFR(M)(34)*	5.75%/PIK + 0.50%	11.69%	09/2015	09/2026	$29,879	$29,842	$20,586
	First lien (3)(15)	SOFR(M)(34)*	13.50%/PIK + 0.50%	19.44%	06/2021	09/2026	1,527	1,527	—
	Subordinated (3)(15)	SOFR(Q)(34)*	1.00%/PIK	7.54%	03/2021	09/2026	5,230	—	—
								31,369	20,586	1.55%
MED Parentco, LP
Healthcare	Second lien (8)(15)	SOFR(M)	8.25%	13.72%	08/2019	08/2027	20,857	20,769	20,119	1.51%
Brave Parent Holdings, Inc.
Software	First lien (5)(15)	SOFR(M)	5.00%	10.36%	11/2023	11/2030	20,171	20,071	20,070	1.51%
Cardinal Parent, Inc.
Software	First lien (4)	SOFR(Q)	4.50%	10.00%	10/2020	11/2027	11,852	11,798	10,919
	Second lien (4)(15)	SOFR(Q)	7.75%	13.25%	11/2020	11/2028	9,767	9,698	8,975
								21,496	19,894	1.49%
Convey Health Solutions, Inc.
Healthcare	First lien (4)(15)	SOFR(Q)	5.25%	10.70%	09/2019	09/2026	19,022	18,928	16,768
	First lien (4)(15)	SOFR(Q)	5.25%	10.70%	02/2022	09/2026	3,176	3,146	2,800
								22,074	19,568	1.47%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(15)	SOFR(S)	5.75%	11.29%	06/2021	06/2027	15,382	15,283	15,382
	First lien (2)(15)(18) - Drawn	SOFR(S)	5.75%	11.18%	06/2021	06/2027	4,070	4,038	4,070
								19,321	19,452	1.46%
Groundworks, LLC
Consumer Services	First lien (4)(15)	SOFR(Q)	6.50%	11.90%	03/2023	03/2030	19,517	19,245	19,330	1.45%
Notorious Topco, LLC
Consumer Products	First lien (8)(15)	SOFR(Q)	6.75%	12.28%	11/2021	11/2027	9,950	9,896	9,215
	First lien (8)(15)	SOFR(Q)	6.75%	12.28%	05/2022	11/2027	9,825	9,769	9,100
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.75%	12.28%	11/2021	11/2027	867	858	803
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.75%	12.28%	11/2021	05/2027	59	59	55
								20,582	19,173	1.44%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Pioneer Topco I, L.P. (30)
Pioneer Buyer I, LLC
Software	First lien (8)(15)	SOFR(Q)*	7.00%/PIK	12.35%	11/2021	11/2028	$16,802	$16,700	$16,802
	First lien (8)(15)	SOFR(Q)*	7.00%/PIK	12.35%	03/2022	11/2028	2,303	2,287	2,303
								18,987	19,105	1.43%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)	SOFR(M)	6.75%	12.22%	03/2021	03/2029	20,313	20,275	18,333	1.38%
Power Grid Holdings, Inc.
Business Products	First lien (4)(15)	SOFR(Q)	4.75%	10.14%	11/2023	12/2030	18,193	18,013	18,011
	First lien (3)(15)(18) - Drawn	SOFR(Q)	4.75%	10.12%	11/2023	12/2030	214	212	212
								18,225	18,223	1.37%
Avalara, Inc.
Software	First lien (8)(15)	SOFR(Q)	7.25%	12.60%	10/2022	10/2028	17,198	17,015	17,198	1.29%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (5)	SOFR(Q)	6.00%	11.53%	03/2020	02/2026	13,653	13,625	13,653
	First lien (5)	SOFR(Q)	8.00%	13.54%	10/2020	08/2026	2,457	2,445	2,457
								16,070	16,110	1.21%
Oranje Holdco, Inc.
Education	First lien (8)(15)	SOFR(Q)	7.50%	12.88%	02/2023	02/2029	7,440	7,357	7,440
	First lien (2)(15)	SOFR(Q)	7.50%	12.88%	02/2023	02/2029	7,440	7,357	7,440
								14,714	14,880	1.12%
EAB Global, Inc.
Education	Second lien (2)(15)	SOFR(M)	6.50%	11.97%	08/2021	08/2029	14,868	14,695	14,868	1.12%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(15)	SOFR(M)	5.25%	10.71%	02/2020	02/2026	14,796	14,767	14,796	1.11%
Coupa Holdings, LLC
Software	First lien (2)(15)	SOFR(M)	7.50%	12.86%	02/2023	02/2030	7,230	7,147	7,303
	First lien (8)(15)	SOFR(M)	7.50%	12.86%	02/2023	02/2030	7,230	7,147	7,303
								14,294	14,606	1.10%
Daxko Acquisition Corporation
Software	First lien (8)(15)	SOFR(M)	5.50%	10.96%	10/2021	10/2028	13,011	12,914	13,011
	First lien (2)(15)	SOFR(M)	5.50%	10.96%	10/2021	10/2028	1,096	1,088	1,096
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.50%	10.96%	10/2021	10/2028	66	65	66
	First lien (3)(15)(18) - Drawn	P(Q)	4.50%	13.00%	10/2021	10/2027	66	65	66
								14,132	14,239	1.07%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(15)	SOFR(Q)	6.00%	11.40%	05/2022	05/2029	$12,844	$12,739	$12,742
	First lien (3)(15)(18) - Drawn	SOFR(S)	6.00%	11.39%	05/2022	05/2029	1,139	1,128	1,130
	First lien (3)(15)(18) - Drawn	SOFR(S)	6.00%	11.42%	05/2022	05/2028	62	61	61
								13,928	13,933	1.05%
Alegeus Technologies Holdings Corp.
Healthcare	First lien (8)(15)	SOFR(S)	8.25%	13.75%	09/2018	09/2024	13,444	13,433	13,444	1.01%
Calabrio, Inc.
Software	First lien (5)	SOFR(M)	7.13%	12.48%	04/2021	04/2027	12,347	12,290	12,224
	First lien (3)(18) - Drawn	SOFR(M)	7.13%	12.48%	04/2021	04/2027	850	843	841
								13,133	13,065	0.98%
USRP Holdings, Inc.
Business Services	First lien (2)(15)	SOFR(S)	5.75%	11.18%	07/2021	07/2027	11,226	11,152	11,226
	First lien (3)(15)	SOFR(S)	5.75%	11.18%	07/2021	07/2027	1,462	1,451	1,462
								12,603	12,688	0.95%
CFS Management, LLC
Healthcare	First lien (2)(15)	SOFR(Q)*	6.25% + 0.75%/PIK	12.61%	08/2019	07/2024	11,188	11,181	9,775
	First lien (2)(15)	SOFR(Q)*	6.25% + 0.75%/PIK	12.61%	08/2019	07/2024	3,333	3,330	2,912
								14,511	12,687	0.95%
CHA Holdings, Inc.
Business Services	Second lien (4)(15)	SOFR(M)	8.75%	14.22%	04/2018	04/2026	7,012	6,985	7,012
	Second lien (3)(15)	SOFR(M)	8.75%	14.22%	04/2018	04/2026	4,453	4,436	4,454
								11,421	11,466	0.86%
Anaplan, Inc.
Software	First lien (2)(15)	SOFR(Q)	6.50%	11.85%	06/2022	06/2029	10,618	10,535	10,618	0.80%
Specialtycare, Inc.
Healthcare	First lien (2)(15)	SOFR(Q)	5.75%	11.41%	06/2021	06/2028	10,352	10,253	9,938
	First lien (3)(15)(18) - Drawn	SOFR(M)	4.00%	9.46%	06/2021	06/2026	78	77	76
	First lien (3)(15)	SOFR(Q)	5.75%	11.41%	06/2021	06/2028	78	76	76
								10,406	10,090	0.76%
Quartz Holding Company
Software	Second lien (3)(15)	SOFR(M)	8.00%	13.46%	04/2019	04/2027	10,000	9,900	10,000	0.75%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(15)	SOFR(Q)*	6.75% + 2.00%/PIK	14.10%	07/2021	07/2027	$8,403	$8,342	$8,039
	First lien (3)(15)(18) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	14.11%	07/2021	07/2026	935	925	894
								9,267	8,933	0.67%
KPSKY Acquisition Inc.
Business Services	First lien (8)(15)	SOFR(Q)	5.25%	10.73%	10/2021	10/2028	6,898	6,846	6,763
	First lien (2)(15)(18) - Drawn	SOFR(Q)	5.25%	10.73%	06/2022	10/2028	1,160	1,150	1,138
	First lien (2)(15)	SOFR(Q)	5.25%	10.76%	10/2021	10/2028	790	784	774
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.75%	11.23%	11/2023	10/2028	19	19	19
								8,799	8,694	0.65%
Ncontracts, LLC
Software	First lien (2)	SOFR(S)	6.50%	11.80%	12/2023	12/2029	8,372	8,268	8,267	0.62%
Virtusa Corporation
Business Services	Subordinated (3)	FIXED(S)	7.13%	7.13%	10/2022	12/2028	9,401	7,565	8,077	0.61%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(15)	SOFR(Q)	—	—	05/2013	—	14,500	14,500	7,975	0.60%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second lien (2)(15)	SOFR(M)	6.75%	12.22%	11/2021	12/2029	7,950	7,918	7,711	0.58%
DS Admiral Bidco, LLC
Software	First lien (2)(15)	SOFR(Q)	7.00%	12.35%	12/2022	03/2028	7,472	7,377	7,564	0.57%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (4)(15)	SOFR(Q)	5.75%	11.14%	08/2022	08/2029	7,514	7,449	7,514	0.56%
Safety Borrower Holdings LLC
Software	First lien (2)(15)	SOFR(M)	5.25%	10.87%	09/2021	09/2027	6,904	6,881	6,904
	First lien (3)(15)(18) - Drawn	P(Q)	4.25%	12.75%	09/2021	09/2027	384	382	384
								7,263	7,288	0.55%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(15)	L(Q)(34)	8.00%	13.61%	06/2017	05/2025	14,500	14,445	7,250	0.54%
Community Brands ParentCo, LLC
Software	First lien (2)(15)	SOFR(M)	5.50%	10.96%	02/2022	02/2028	7,091	7,037	6,899	0.52%
Sun Acquirer Corp.
Consumer Services	First lien (2)(15)	SOFR(M)	5.75%	11.22%	09/2021	09/2028	3,945	3,919	3,878
	First lien (2)(15)	SOFR(M)	5.75%	11.22%	09/2021	09/2028	2,788	2,757	2,740
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.75%	11.22%	09/2021	09/2027	112	113	110
								6,789	6,728	0.51%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Houghton Mifflin Harcourt Company
Education	First lien (8)	SOFR(M)	5.25%	10.71%	10/2023	04/2029	$6,822	$6,430	$6,704	0.50%
Greenway Health, LLC
Healthcare	First lien (8)	SOFR(S)	6.75%	11.93%	12/2023	04/2029	6,349	6,254	6,254	0.47%
Appriss Health Holdings, Inc. (22)
Appriss Health, LLC
Healthcare	First lien (8)(15)	SOFR(Q)	6.75%	12.32%	05/2021	05/2027	6,188	6,150	6,188	0.46%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (2)(15)	SOFR(Q)	5.50%	11.00%	11/2021	11/2027	5,109	5,071	5,109	0.38%
Healthspan Buyer, LLC
Healthcare	First lien (8)(15)	SOFR(Q)	5.75%	11.10%	10/2023	10/2030	5,120	5,070	5,069	0.38%
Cube Industrials Buyer, Inc.
Business Products	First lien (3)(15)	SOFR(Q)	6.00%	11.40%	10/2023	10/2030	4,483	4,450	4,450	0.33%
CommerceHub, Inc.
Software	First lien (3)(15)	SOFR(Q)	6.25%	11.79%	06/2023	12/2027	3,960	3,564	3,960	0.30%
Project Power Buyer, LLC
Software	First lien (2)(15)	SOFR(Q)	7.00%	12.35%	01/2023	05/2026	3,553	3,513	3,553	0.27%
Next Holdco, LLC
Healthcare	First lien (2)(15)	SOFR(M)	6.00%	11.37%	11/2023	11/2030	3,520	3,494	3,494	0.26%
DCA Investment Holding, LLC
Healthcare	First lien (2)(15)	SOFR(Q)	6.41%	11.75%	03/2021	04/2028	1,823	1,815	1,768
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.50%	11.85%	12/2022	04/2028	1,021	1,007	992
								2,822	2,760	0.21%
New Trojan Parent, Inc.
Healthcare	Second lien (2)(15)	SOFR(M)	7.25%	12.72%	01/2021	01/2029	26,762	26,663	1,421	0.11%
PPVA Fund, L.P.
Business Services	Collateralized Financing (34)(35)	—	—	—	11/2014	—	—	—	—	—%
Total Funded Debt Investments - United States								$1,992,317	$1,917,817	144.02%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(15)	SOFR(M)	8.25%	13.72%	10/2019	10/2027	$34,459	$34,301	$34,458	2.59%
Integro Parent Inc.**
Business Services	First lien (2)(15)	SOFR(Q)*	12.25%/PIK	17.60%	10/2015	10/2024	4,086	4,085	4,086
	First lien (3)(15)	SOFR(Q)*	12.25%/PIK	17.60%	06/2018	10/2024	807	805	807
	Second lien (3)(15)	SOFR(Q)*	12.25%/PIK	17.60%	10/2015	10/2024	13,657	12,888	13,231
								17,778	18,124	1.36%
Total Funded Debt Investments - United Kingdom								$52,079	$52,582	3.95%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Funded Debt Investments - Jersey
Tennessee Bidco Limited **
Business Services	First lien (3)(15)(16)	SONIA(D)*	5.00% +2.50% /PIK	12.96%	08/2021	08/2028	£13,039	$17,864	$16,600
	First lien (3)(15)(16)	SONIA(D)*	5.00% +2.50% /PIK	12.96%	08/2021	08/2028	£10,734	13,407	13,664
	First lien (3)(15)	SOFR(S)*	5.00% +2.50% /PIK	13.03%	08/2021	08/2028	$10,312	10,200	10,312
	First lien (3)(15)	SOFR(S)*	5.00% +2.50% /PIK	12.90%	08/2021	08/2028	$6,373	6,300	6,373
	First lien (3)(15)(16)	EURIBOR(S)*	5.00% +2.50% /PIK	11.47%	08/2021	08/2028	€716	726	791
								48,497	47,740	3.58%
Total Funded Debt Investments - Jersey								$48,497	$47,740	3.58%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (2)(15)	SOFR(M)	7.25%	12.61%	12/2022	12/2029	$3,454	$3,407	$3,454
	First lien (2)	SOFR(M)	6.75%	12.11%	12/2023	12/2029	1,345	1,332	1,332
								4,739	4,786	0.36%
Total Funded Debt Investments - Australia								$4,739	$4,786	0.36%
Total Funded Debt Investments								$2,097,632	$2,022,925	151.91%
Equity - United States
Dealer Tire Holdings, LLC
Distribution & Logistics	Preferred shares (3)(15)	FIXED(S)*	7.00%/PIK	7.00%	09/2021	—	56,271	$70,383	$74,768	5.61%
Symplr Software Intermediate Holdings, Inc.
Healthcare	Preferred shares (4)(15)	SOFR(Q)*	10.50%/PIK	16.03%	11/2018	—	7,500	13,999	13,807
	Preferred shares (3)(15)	SOFR(Q)*	10.50%/PIK	16.03%	11/2018	—	2,586	4,826	4,759
								18,825	18,566	1.39%
Knockout Intermediate Holdings I Inc. (32)
Software	Preferred shares (3)(15)	FIXED(S)*	11.75%/PIK	11.75%	06/2022	—	15,150	16,837	17,019	1.28%
ACI Parent Inc. (28)
Healthcare	Preferred shares (3)(15)	FIXED(Q)*	11.75%/PIK	11.75%	08/2021	—	12,500	16,414	15,040	1.13%
Project Essential Super Parent, Inc.
Software	Preferred shares (3)(15)	SOFR(Q)*	9.50%/PIK	14.85%	04/2021	—	10,000	13,754	12,382	0.93%
Diamond Parent Holdings Corp. (27)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(15)	FIXED(S)*	10.50%/PIK	10.50%	04/2021	—	10,000	12,771	12,162	0.91%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
OEC Holdco, LLC (21)
Software	Preferred shares (12)(15)	FIXED(S)*	11.00%/PIK	11.00%	12/2021	—	7,214	$8,431	$8,115	0.61%
HB Wealth Management, LLC
Financial Services	Preferred shares (11)(15)	FIXED(Q)*	4.00%/PIK	4.00%	09/2021	—	48,303	4,777	5,125	0.38%
FS WhiteWater Holdings, LLC (29)
Consumer Services	Ordinary shares (5)(15)	—	—	—	12/2021	—	50,000	5,000	4,454	0.33%
OA Topco, L.P. (31)
Healthcare	Ordinary shares (3)(15)	—	—	—	12/2021	—	2,000,000	2,000	3,343	0.25%
Appriss Health Holdings, Inc. (22)
Appriss Health Intermediate Holdings, Inc.
Healthcare	Preferred shares (3)(15)	FIXED(Q)*	11.00%/PIK	11.00%	05/2021	—	2,333	2,992	2,863	0.21%
Pioneer Topco I, L.P. (30)
Software	Ordinary shares (13)(15)	—	—	—	11/2021	—	199,980	2,000	1,796	0.13%
GEDC Equity, LLC
Healthcare	Ordinary shares (3)(15)	—	—	—	06/2023	—	190,000	190	150	0.01%
Ancora Acquisition LLC
Education	Preferred shares (9)(15)	SOFR(Q)	—	—	08/2013	—	372	83	—	—%
AAC Lender Holdings, LLC(26)
Education	Ordinary shares (3)(15)	SOFR(Q)	—	—	03/2021	—	758	—	—	—%
Total Shares - United States								$174,457	$175,783	13.17%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(15)	FIXED(Q)*	12.25%/PIK	12.25%	09/2017	—	122,712	$12,189	$11,742	0.88%
Total Shares - Hong Kong								$12,189	$11,742	0.88%
Total Shares								$186,646	$187,525	14.05%
Total Funded Investments								$2,284,278	$2,210,450	165.96%
Unfunded Debt Investments - United States
Coupa Holdings, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	02/2023	08/2024	$1,291	$—	$13
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2023	02/2029	989	(12)	—
								(12)	13	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
PetVet Care Centers, LLC
Consumer Services	First lien (3)(18) - Undrawn	—	—	—	10/2023	11/2025	$3,708	$—	$1
	First lien (3)(18) - Undrawn	—	—	—	10/2023	11/2029	3,708	(37)	—
								(37)	1	0.00%
AAC Lender Holdings, LLC (26)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(15)(18) - Undrawn	—	—	—	01/2021	09/2026	2,652	—	—	—%
Safety Borrower Holdings LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	128	(1)	—	—%
Project Power Buyer, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2023	05/2025	184	(3)	—	—%
Appriss Health Holdings, Inc. (22)
Appriss Health, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	05/2021	05/2027	417	(4)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	08/2022	08/2029	486	(5)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(18) - Undrawn	—	—	—	03/2020	02/2025	1,013	(5)	—	—%
Bullhorn, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	09/2019	09/2026	852	(6)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First lien (2)(15)(18) - Undrawn	—	—	—	05/2022	05/2024	2,396	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	10/2027	2,040	(6)	—
								(6)	—	—%
USRP Holdings, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2027	893	(9)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Daxko Acquisition Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	04/2024	$459	$—	$—
	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2027	920	(9)	—
								(9)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(15)(18) - Undrawn	—	—	—	02/2020	02/2026	1,799	(9)	—	—%
Xactly Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	07/2017	07/2025	992	(10)	—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	1,969	(10)	—	—%
Associations, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2027	2,291	(11)	—	—%
Foreside Financial Group, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2024	4,557	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	09/2027	1,090	(11)	—
								(11)	—	—%
Granicus, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2021	01/2027	1,834	(14)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(15)(18) - Undrawn	—	—	—	06/2021	06/2024	1,182	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2021	06/2027	1,501	(15)	—
								(15)	—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	11/2026	1,161	(16)	—	—%
Recorded Future, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	08/2019	07/2025	2,981	(20)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
YLG Holdings, Inc.
Business Services	First lien (5)(15)(18) - Undrawn	—	—	—	10/2021	12/2024	$785	$—	$—
	First lien (3)(15)(18) - Undrawn	—	—	—	11/2019	10/2025	3,968	(20)	—
								(20)	—	—%
Avalara, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	10/2022	10/2028	1,720	(21)	—	—%
iCIMS, Inc.
Software	First lien (8)(15)(18) - Undrawn	—	—	—	08/2022	08/2024	6,293	—	—
	First lien (2)(15)(18) - Undrawn	—	—	—	09/2023	08/2024	976	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2022	08/2028	2,347	(21)	—
								(21)	—	—%
Knockout Intermediate Holdings I Inc. (32)
Kaseya Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	3,616	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2029	2,888	(22)	—
								(22)	—	—%
Oranje Holdco, Inc.
Education	First lien (3)(15)(18) - Undrawn	—	—	—	02/2023	02/2029	1,860	(23)	—	—%
IG Investments Holdings, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	2,298	(23)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	08/2019	05/2026	3,730	(23)	—	—%
Pioneer Topco I, L.P. (30)
Pioneer Buyer I, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	11/2027	2,446	(24)	—	—%
Infogain Corporation
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2026	3,827	(29)	—	—%
GC Waves Holdings, Inc.
Financial Services	First lien (3)(15)(18) - Undrawn	—	—	—	10/2019	08/2028	3,951	(30)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
OA Topco, L.P. (31)
OA Buyer, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2028	$3,600	$(36)	$—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2027	3,659	(37)	—	—%
Next Holdco, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	11/2023	11/2025	903	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	11/2023	11/2029	339	(3)	(3)
								(3)	(3)	(0.00)%
Cube Industrials Buyer, Inc.
Business Products	First lien (3)(15)(18) - Undrawn	—	—	—	10/2023	10/2029	517	(4)	(4)	(0.00)%
MRI Software LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2020	02/2027	2,002	(10)	(5)	(0.00)%
Calabrio, Inc.
Software	First lien (3)(18) - Undrawn	—	—	—	04/2021	04/2027	637	(5)	(6)	(0.00)%
Brave Parent Holdings, Inc.
Software	First lien (5)(15)(18) - Undrawn	—	—	—	11/2023	05/2025	2,292	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	11/2023	11/2030	1,146	(6)	(6)
								(6)	(6)	(0.00)%
Deca Dental Holdings LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2027	404	(4)	(7)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	447	(6)	(8)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(10)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Ncontracts, LLC
Software	First lien (3)(18) - Undrawn	—	—	—	12/2023	12/2025	$773	$—	$—
	First lien (3)(18) - Undrawn	—	—	—	12/2023	12/2029	773	(10)	(10)
								(10)	(10)	(0.00)%
Healthspan Buyer, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	10/2023	10/2030	1,229	(12)	(12)	(0.00)%
KPSKY Acquisition Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	11/2023	11/2025	1,568	—	(16)	(0.00)%
Specialtycare, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	06/2021	06/2026	481	(7)	(17)	(0.00)%
Groundworks, LLC
Consumer Services	First lien (4)(15)(18) - Undrawn	—	—	—	03/2023	09/2024	891	—	(9)
	First lien (3)(15)(18) - Undrawn	—	—	—	03/2023	03/2029	1,076	(16)	(10)
								(16)	(19)	(0.00)%
FS WhiteWater Holdings, LLC (29)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2022	07/2024	1,229	—	(10)
	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2027	1,085	(11)	(17)
								(11)	(27)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2028	1,487	(15)	(12)
	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2024	1,951	—	(16)
								(15)	(28)	(0.00)%
Diamond Parent Holdings Corp. (27)
Diligent Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	03/2021	08/2025	1,667	(8)	(33)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Community Brands ParentCo, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	$425	$(4)	$(11)
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2024	849	—	(23)
								(4)	(34)	(0.00)%
Power Grid Holdings, Inc.
Business Products	First lien (3)(15)(18) - Undrawn	—	—	—	11/2023	12/2030	4,075	(41)	(41)	(0.00)%
DOCS, MSO, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2028	2,405	—	(43)	(0.00)%
TigerConnect, Inc.
Healthcare	First lien (2)(15)(18) - Undrawn	—	—	—	02/2022	02/2024	885	—	(8)
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	4,267	(43)	(36)
								(43)	(44)	(0.00)%
Fortis Solutions Group, LLC
Packaging	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2027	2,718	(27)	(17)
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	4,435	—	(28)
								(27)	(45)	(0.00)%
Notorious Topco, LLC
Consumer Products	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	05/2027	822	(6)	(61)	(0.00)%
ACI Parent Inc. (28)
ACI Group Holdings, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2027	2,001	(20)	(48)
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2024	2,909	—	(70)
								(20)	(118)	(0.01)%
Total Unfunded Debt Investments - United States								$(783)	$(583)	(0.01)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	12/2022	12/2028	$320	$(5)	$—	—%
Total Unfunded Debt Investments - Australia								$(5)	$—	—%
Total Unfunded Debt Investments								$(788)	$(583)	(0.01)%
Total Non-Controlled/Non-Affiliated Investments								$2,283,490	$2,209,867	165.95%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Affiliated Investments (36)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (23)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(15)	SOFR(Q)*	7.50% + 4.50%/PIK	17.50%	12/2020	01/2027	$18,635	$18,544	$18,635	1.40%
Eagle Infrastructure Super HoldCo, LLC (33)
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.)
Business Services	First lien (2)(15)	SOFR(Q)	7.50%	13.00%	03/2023	04/2028	10,676	10,676	10,676
	First lien (3)(15)	SOFR(Q)	7.50%	13.00%	03/2023	04/2028	342	342	342
								11,018	11,018	0.83%
Permian Holdco 3, Inc.
Permian Trust
Energy	First lien (10)(15)	FIXED(Q)(34)*	10.00%/PIK	10.00%	03/2021	—	247	—	—
	First lien (3)(15)	SOFR(Q)(34)*	10.00%/PIK	11.00%	07/2020	—	3,409	—	—
								—	—	—%
Total Funded Debt Investments - United States								$29,562	$29,653	2.23%
Equity - United States
TVG-Edmentum Holdings, LLC (23)
Education	Ordinary shares (3)(15)	FIXED(Q)*	12.00%/PIK	12.00%	12/2020	—	48,899	$61,449	$95,151	7.14%
Eagle Infrastructure Super HoldCo, LLC
Business Services	Ordinary shares (3)(15)	—	—	—	03/2023	—	72,536	4,102	6,855	0.51%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(15)	—	—	—	07/2017	—	25,000,000	11,500	1,799
	Ordinary shares (3)(15)	—	—	—	07/2017	—	2,786,000	1,282	201
								12,782	2,000	0.15%
Total Shares - United States								$78,333	$104,006	7.80%
Total Non-Controlled/Affiliated Investments								$107,895	$133,659	10.03%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Controlled Investments (37)
Funded Debt Investments - United States
New Benevis Topco, LLC (25)
New Benevis Holdco, Inc.
Healthcare	First lien (2)(15)	SOFR(Q)*	9.50%/PIK	14.96%	10/2020	04/2026	$41,731	$41731	$41,731
	First lien (3)(15)	SOFR(Q)*	9.50%/PIK	14.96%	10/2020	04/2026	19,798	19,798	19,798
	First lien (8)(15)	SOFR(Q)*	9.50%/PIK	14.96%	10/2020	04/2026	10,239	10,239	10,239
	Subordinated (3)(15)	FIXED(M)*	12.00%/PIK	12.00%	10/2020	10/2026	21,092	19,801	16,874
								91,569	88,642	6.66%
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)	SOFR(Q)	9.00%	14.61%	10/2020	12/2024	23,336	23,336	23,335
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.00%	11.61%	10/2020	12/2024	13,835	13,835	13,835
								37,171	37,170	2.79%
UniTek Global Services, Inc.
Business Services	Second lien (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	12/2020	02/2025	13,438	13,438	12,893
	Second lien (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	07/2022	02/2025	5,957	5,957	5,713
								19,395	18,606	1.40%
NHME Holdings Corp. (24)
National HME, Inc.
Healthcare	Second lien (3)(15)	SOFR(Q)(34)*	5.00%/PIK	10.66%	11/2018	11/2025	8,281	7,872	3,000	0.23%
Total Funded Debt Investments - United States								$156,007	$147,418	11.08%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(15)	—	—	—	05/2018	—	—	$140,000	$140,000	10.51%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(15)	—	—	—	05/2021	—	—	112,400	112,400	8.44%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(15)	—	—	—	06/2018	—	—	76,371	96,071	7.21%
New Benevis Topco, LLC (25)
Healthcare	Ordinary shares (2)(15)	—	—	—	10/2020	—	325,516	27,154	31,838
	Ordinary shares (8)(15)	—	—	—	10/2020	—	79,867	6,662	7,812
	Ordinary shares (3)(15)	—	—	—	10/2020	—	72,681	6,108	7,109
								39,924	46,759	3.51%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(15)	FIXED(Q)*	20.00%/PIK	20.00%	08/2018	—	18,760,261	$18,760	$16,348
	Preferred shares (3)(15)	FIXED(Q)*	20.00%/PIK	20.00%	08/2019	—	11,150,103	11,150	10,119
	Preferred shares (3)(15)(34)	FIXED(Q)(34)*	19.00%/PIK	19.00%	06/2017	—	19,795,435	19,795	4,210
	Preferred shares (2)(15)(34)	FIXED(Q)(34)*	13.50%/PIK	13.50%	01/2015	—	29,326,545	26,946	—
	Preferred shares (3)(15)(34)	FIXED(Q)(34)*	13.50%/PIK	13.50%	01/2015	—	8,104,462	7,447	—
	Ordinary shares (2)(15)	—	—	—	01/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(15)	—	—	—	01/2015	—	1,993,749	532	—
								86,555	30,677	2.30%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(15)	—	—	—	10/2020	—	100	11,155	26,000	1.95%
NM CLFX LP
Net Lease	Membership interest (7)(15)	—	—	—	10/2017	—	—	12,278	11,731	0.88%
NM YI, LLC
Net Lease	Membership interest (7)(15)	—	—	—	09/2019	—	—	6,272	9,550	0.72%
QID TRH Holdings LLC (20)
Haven Midstream Holdings LLC(20)
Specialty Chemicals & Materials	Ordinary shares (14)(15)	—	—	—	10/2021	—	80	—	3,323
	Profit Interest (6)(15)	—	—	—	10/2021	—	5	—	96
								—	3,419	0.26%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(15)	—	—	—	06/2018	—	—	861	1,048	0.08%
NHME Holdings Corp.(24)
Healthcare	Ordinary shares (3)(15)	—	—	—	11/2018	—	640,000	4,000	—	—%
Total Shares - United States								$489,816	$477,655	35.86%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(15)	—	—	—	09/2016	—	—	$—	$7	—%
Total Shares - Canada								$—	$7	—%
Total Shares								$489,816	$477,662	35.86%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(15)	—	—	—	12/2020	02/2025	13,339	$—	$42,716	3.21%
NHME Holdings Corp. (24)
Healthcare	Warrants (3)(15)	—	—	—	11/2018	—	160,000	1,000	—	—%
Total Warrants - United States								$1,000	$42,716	3.21%
Total Funded Investments								$646,823	$667,796	50.15%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)(18) - Undrawn	—	—	—	10/2020	12/2024	$8,060	$—	$—	—%
Haven Midstream Holdings LLC (20)
Haven Midstream LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	10/2026	8,000	—	—	—%
Total Unfunded Debt Investments - United States								$—	$—	—%
Total Controlled Investments								$646,823	$667,796	50.15%
Total Investments								$3,038,208	$3,011,322	226.13%

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
(4)Investment is held by New Mountain Finance SBIC, L.P.
(5)Investment is held by New Mountain Finance SBIC II, L.P.
(6)Investment is held by NMF QID NGL Holdings, Inc.
(7)Investment is held by New Mountain Net Lease Corporation.
(8)Investment is pledged as collateral for the DB Credit Facility, a revolving credit facility among New Mountain Finance DB, L.L.C. as the Borrower and Deutsche Bank AG, New York Branch as the Facility Agent. See Note 7. Borrowings, for details.
(9)Investment is held by NMF Ancora Holdings, Inc.
(10)Investment is held by NMF Permian Holdings, LLC.
(11)Investment is held by NMF HB, Inc.
(12)Investment is held by NMF OEC, Inc.
(13)Investment is held by NMF Pioneer, Inc.
(14)Investment is held by NMF TRM, LLC.
(15)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(16)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of December 31, 2023, the par value U.S. dollar equivalent of the first lien term loan, and drawn first lien term loan is $16,600 and $14,457, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

(19)Total Coupon is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest and dividends at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA), Secured Overnight Financing Rate (SOFR) and Euro Interbank Offered Rate (EURIBOR) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current coupon rate provided reflects the rate in effect as of December 31, 2023.
(20)The Company holds investments in multiple entities of Haven Midstream Holdings LLC. The Company holds 4.6% of the Class B profits interest in QID NGL, LLC (which at closing represented 97.0% of the ownership in the class B units in QID TRH Holdings, LLC), class A common units of Haven Midstream Holdings LLC, and holds a first lien revolver in Haven Midstream LLC.
(21)The Company holds preferred equity in OEC Holdco, LLC, and two second lien term loans in OEConnection LLC, a wholly-owned subsidiary of OEC Holdco, LLC. The preferred equity is entitled to receive preferential dividends of 11.0% per annum.
(22)The Company holds investments in two wholly-owned subsidiaries of Appriss Health Holdings, Inc. The company holds a first lien term loan and a first lien revolver in Appriss Health, LLC, and preferred equity in Appriss Health Intermediate Holdings, Inc. The preferred equity is entitled to receive preferential dividends at a rate of 11.0% per annum.
(23)The Company holds ordinary shares in TVG-Edmentum Holdings, LLC, and subordinated notes in Edmentum Ultimate Holdings, LLC, a wholly-owned subsidiary of TVG-Edmentum Holdings, LLC. The ordinary shares are entitled to receive cumulative preferential dividends at a rate of 12.0% per annum.
(24)The Company holds ordinary shares and warrants in NHME Holdings Corp., as well as a second lien Tranche A Term Loan in National HME, Inc., a wholly-owned subsidiary of NHME Holdings Corp. The second lien Tranche A Term Loan is entitled to receive 20% of the interest earned on the first lien Tranche A Term Loan, which accrues interest at a rate of SOFR + 5.00%, and 20% of the interest earned on the first lien Tranche B Term Loan, which accrues interest at a rate of SOFR + 6.00%.
(25)The Company holds ordinary shares in New Benevis Topco, LLC, and holds first lien last out term loans and subordinated notes in New Benevis Holdco Inc., a wholly-owned subsidiary of New Benevis Topco, LLC.
(26)The Company holds ordinary shares in AAC Lender Holdings, LLC and two first lien term loans, a first lien revolver and subordinated notes in American Achievement Corporation, a partially-owned subsidiary of AAC Lender Holdings, LLC.
(27)The Company holds investments in two wholly-owned subsidiary of Diamond Parent Holdings Corp. The Company holds three first lien term loans and a first lien revolver in Diligent Corporation and preferred equity in Diligent Preferred Issuer Inc. The preferred equity in Diligent Preferred Issuer Inc. is entitled to receive cumulative preferential dividends at a rate 10.5% per annum.
(28)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, two first lien delayed draws and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. The preferred equity in ACI Parent Inc. is entitled to receive cumulative preferential dividends at a rate of 11.75% per annum.
(29)The Company holds ordinary shares in FS WhiteWater Holdings, LLC, and a first lien term loan, a first lien revolver, and three first lien delayed draws in FS WhiteWater Borrower, LLC, a partially-owned subsidiary of FS WhiteWater Holdings, LLC.
(30)The Company holds ordinary shares in Pioneer Topco I, L.P., and two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, a wholly-owned subsidiary of Pioneer Topco I, L.P.
(31)The Company holds ordinary shares in OA Topco, L.P., and two first lien term loans and a first lien revolver in OA Buyer, Inc., a wholly-owned subsidiary of OA Topco, L.P.
(32)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Kaseya, Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I Inc. The preferred equity is entitled to received cumulative preferential dividends at a rate of 11.75% per annum.
(33)The Company holds ordinary shares in Eagle Infrastructure Super HoldCo, LLC and a first lien term loan in Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.), a wholly-owned subsidiary of Eagle Infrastructure Super Holdco, LLC.
(34)Investment is on non-accrual status. See Note 3. Investments, for details.
(35)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $16,500 as of December 31, 2023. See Note 2. Summary of Significant Accounting Policies, for details.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

(36)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2023 and December 31, 2022 along with transactions during the year ended December 31, 2023 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2023	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.) / Eagle Infrastructure Super HoldCo, LLC	$—	$15,581	$(459)	$2,751	$17,873	$—	$1,084	$—	$—
Sierra Hamilton Holdings Corporation	4,000	2	(7)	(1,995)	2,000	—	2	—	1
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	126,787	6,807	—	(19,808)	113,786	—	3,048	4,625	250
Total Non-Controlled/Affiliated Investments	$130,787	$22,390	$(466)	$(19,052)	$133,659	$—	$4,134	$4,625	$251

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
(37)    Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of December 31, 2023 and December 31, 2022 along with transactions during the year ended December 31, 2023 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2023	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Haven Midstream LLC / Haven Midstream Holdings LLC / QID TRH Holdings LLC	$35,788	$—	$—	$(32,369)	$3,419	$33,815	$—	$—	$2,041
National HME, Inc./NHME Holdings Corp.	5,381	—	(17,404)	15,023	3,000	(17,404)	—	—	—
New Benevis Topco, LLC / New Benevis Holdco, Inc.	114,146	26,153	—	(4,898)	135,401	—	11,632	—	1,500
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	57,564	5,606	—	—	63,170	—	5,197	—	506
NM APP CANADA CORP	—	—	—	7	7	—	—	—	—
NM CLFX LP	16,172	—	(259)	(4,182)	11,731	—	—	1,252	—
NM NL Holdings, L.P.	94,305	—	—	1,766	96,071	—	—	8,191	—
NM GP Holdco, LLC	1,028	—	—	20	1,048	—	—	88	—
NM YI LLC	9,481	—	—	69	9,550	—	—	853	—
NMFC Senior Loan Program III LLC	140,000	—	—	—	140,000	—	—	20,038	—
NMFC Senior Loan Program IV LLC	112,400	—	—	—	112,400	—	—	15,483	—
UniTek Global Services, Inc.	103,770	8,699	(26,446)	5,976	91,999	2	4,000	5,303	1,268
Total Controlled Investments	$690,035	$40,458	$(44,109)	$(18,588)	$667,796	$16,413	$20,829	$51,208	$5,315

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
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2023, 14.8% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2023

December 31, 2023
Investment Type	Percent of Total Investments at Fair Value
First lien	55.92%
Second lien	14.10%
Subordinated	3.02%
Equity and other	26.96%
Total investments	100.00%

December 31, 2023
Industry Type	Percent of Total Investments at Fair Value
Software	26.89%
Business Services	17.93%
Healthcare	15.87%
Investment Funds (includes investments in joint ventures)	8.38%
Education	7.03%
Consumer Services	6.39%
Net Lease	3.93%
Distribution & Logistics	3.68%
Financial Services	3.49%
Energy	2.16%
Packaging	1.20%
Specialty Chemicals & Materials	0.94%
Business Products	0.75%
Food & Beverage	0.73%
Consumer Products	0.63%
Total investments	100.00%

December 31, 2023
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	88.76%
Fixed rates	11.24%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation
December 31, 2023
(in thousands, except share data)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through December 31, 2023, NMFC has raised approximately $966,859 in net proceeds from additional offerings of its common stock.
New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $50 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations.
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

NMFC is a BDC focused on providing direct lending solutions to U.S. upper middle market companies backed by private equity sponsors. The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of senior secured loans and select junior capital positions, to growing businesses in defensive industries that offer attractive risk-adjusted returns. The Company’s investment approach leverages the deep sector knowledge and operating resources of New Mountain Capital.
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
NMFC primarily invests in senior secured debt of U.S. sponsor-backed, middle market companies. We define middle market companies as those with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") of $10 million to $200 million. The Company focuses on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
Similar to the Company, the investment objective of SBIC I and SBIC II is to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of December 31, 2023, the Company’s top five industry concentrations were software, business services, healthcare, investment funds (which includes the Company's investments in its joint ventures) and education.
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2023.
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

Below is certain summarized property information for NMNLC as of December 31, 2023:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	December 31, 2023
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$97,119
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	11,731
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,550
					$118,400

(1)Excludes residual value in NM APP Canada Corp. due to tax withholding. As of December 31, 2023, NM APP Canada Corp. had a fair value of $7.
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2023 and December 31, 2022, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $16,500 and $16,539, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2023 and December 31, 2022.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company recognized PIK and non-cash interest from investments of $33,594, $17,326 and $23,343, respectively, and PIK and non-cash dividends from investments of $27,409, $22,543 and $19,485, respectively.
Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.
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
For the year ended December 31, 2023, the Company recognized a total income tax expense of approximately $1,762 for the Company's consolidated subsidiaries. For the year ended December 31, 2023, the Company recorded current income tax expense of approximately $418 and deferred income tax provision of approximately $1,344. For the year ended December 31, 2022, the Company recognized a total income tax expense of approximately $9,299 for the Company's consolidated subsidiaries. For the year ended December 31, 2022, the Company recorded current income tax expense of approximately $825 and deferred income tax provision of approximately $8,474. For the year ended December 31, 2021, the Company recognized a total income tax expense of approximately $232 for the Company's consolidated subsidiaries. For the year ended December 31, 2021, the Company recorded current income tax expense of approximately $118 and deferred income tax provision of approximately $114.
As of December 31, 2023 and December 31, 2022, the Company had $594 of deferred tax assets and $8,487 of deferred tax liabilities, respectively, primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.

Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") through December 31, 2023. The 2020 through 2023 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.
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
The Company applies the following in implementing the dividend reinvestment plan. If the price at which newly issued shares are to be credited to stockholders' accounts is equal to or greater than 110.0% of the last determined net asset value of the shares, the Company will use only newly issued shares to implement its dividend reinvestment plan. Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of the Company's common stock on NASDAQ Global Select Market ("NASDAQ") on the distribution payment date. Market price per share on that date will be the closing price for such shares on NASDAQ or, if no sale is reported for such day, the average of their electronically reported bid and ask prices.
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
Stock repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 8, 2023, the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2024 or until $50,000 of its outstanding shares of common stock have been repurchased. During the years ended December 31, 2023 and December 31, 2022, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 outstanding shares of its common stock under the Repurchase Program.
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
Note 3. Investments
At December 31, 2023, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,709,247	$1,683,952
Second lien	472,930	424,513
Subordinated	100,236	90,948
Equity and other	755,795	811,909
Total investments	$3,038,208	$3,011,322
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$815,065	$809,401
Business Services	561,492	539,926
Healthcare	516,086	477,854
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	188,851	211,550
Consumer Services	192,796	192,501
Net Lease	95,782	118,407
Distribution & Logistics	118,212	110,721
Financial Services	104,330	105,138
Energy	61,108	65,170
Packaging	43,181	36,007
Specialty Chemicals & Materials	25,329	28,452
Business Products	22,630	22,628
Food & Beverage	20,370	22,055
Consumer Products	20,576	19,112
Total investments	$3,038,208	$3,011,322

At December 31, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,816,091	$1,753,967
Second lien	632,990	561,207
Subordinated	85,774	76,659
Equity and other	725,112	829,414
Total investments	$3,259,967	$3,221,247

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$916,259	$897,008
Business Services	661,079	592,868
Healthcare	586,311	548,383
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	200,117	239,301
Consumer Services	126,392	123,880
Net Lease	96,041	120,986
Distribution & Logistics	111,096	102,410
Financial Services	96,021	95,839
Energy	55,507	61,564
Specialty Chemicals & Materials	25,363	60,268
Information Technology	58,638	58,165
Packaging	43,124	40,547
Consumer Products	20,850	20,624
Business Products	10,769	7,004
Total investments	$3,259,967	$3,221,247
As of December 31, 2023, the Company's aggregate principal amount of its second lien term loan in Integro Parent Inc. ("Integro") was $13,657. During the second quarter of 2022, the Company placed an aggregate principal amount of $4,780 of its second lien position on non-accrual status, that was subsequently taken off non-accrual status in the third quarter of 2023. As of December 31, 2023, the Company's position in Integro had total unearned interest income of $352 for the year then ended.

During the second quarter of 2022, the Company placed its second lien position in National HME, Inc. ("National HME") on non-accrual status. As of December 31, 2023, the Company's second lien position in National HME had an aggregate cost basis of $7,872, an aggregate fair value of $3,000. During the fourth quarter of 2022, the Company reversed $11,236 of previously recorded PIK interest in National HME and $1,500 of previously recorded other income in NHME Holdings Corp. as the Company believes this PIK interest and other income will ultimately not be collectible.
As of December 31, 2023, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $31,406, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an initial aggregate principal amount of $13,479 of its first lien term loans on non-accrual status. During the third quarter of 2023, the Company placed the remaining aggregate principal amount of $17,927 of its first lien term loans on non-accrual status. As of December 31, 2023, the Company's positions in AAC on non-accrual status had an aggregate cost basis of $31,369, an aggregate fair value of $20,586 and total unearned interest income of $3,353 for the year then ended.
During the first quarter of 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of December 31, 2023, the Company's junior preferred shares in UniTek had an aggregate cost basis of $34,393, an aggregate fair value of $0 and total unearned dividend income of $7,657 for the year then ended. During the third quarter of 2021, the Company placed an aggregate amount of $19,795 of its investment in the senior preferred shares of UniTek on non-accrual status. As of December 31, 2023, the Company's senior preferred shares in UniTek had an aggregate cost basis of $19,795, an aggregate fair value of approximately $4,210 and total unearned dividend income of approximately $5,606 for the year then ended.
During the fourth quarter of 2023, the Company placed its second lien term loan in Transcendia Holdings, Inc. ("Transcendia") on non-accrual status. As of December 31, 2023, the Company's second lien term loan in Transcendia had an aggregate cost basis of $14,445, an aggregate fair value of $7,250 and total unearned interest income of $520 for the year then ended.
As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $112,803 and $0, respectively. As of December 31, 2023, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $43,948. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2023.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of December 31, 2023, the SPP Agreement has a cost basis of $14,500 and a fair value of $7,975, which is reflective of the higher inherent risk in this transaction.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of December 31, 2023, the Company and SkyKnight II have committed and contributed $140,000 and $35,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2023 and December 31, 2022.

On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the amendment on June 23, 2023, during the reinvestment period, the credit facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.80%, and after the reinvestment period it will bear interest at a rate of SOFR plus 2.10%. Prior to the amendment on June 23, 2023, the facility bore interest at a rate of London Interbank Offered Rate ("LIBOR") plus 1.60% per annum during the reinvestment period and LIBOR plus 1.90% per annum after the reinvestment period. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525,000. As of December 31, 2023 and December 31, 2022, SLP III had total investments with an aggregate fair value of approximately $636,560 and $639,327, respectively, and debt outstanding under its credit facility of $453,200 and $512,100, respectively. As of December 31, 2023 and December 31, 2022, none of SLP III's investments were on non-accrual. Additionally, as of December 31, 2023 and December 31, 2022, SLP III had unfunded commitments in the form of delayed draws of $1,127 and $2,948, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of December 31, 2023 and December 31, 2022 :

	December 31, 2023	December 31, 2022
First lien investments (1)	$657,208	$690,017
Weighted average interest rate on first lien investments (2)	9.79%	8.51%
Number of portfolio companies in SLP III	87	83
Largest portfolio company investment (1)	$17,883	$18,197
Total of five largest portfolio company investments (1)	$79,458	$85,948

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2023:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	9.22%	12/2027	$2,376	$2,368	$2,261
AG Parent Holdings, LLC	Healthcare	SOFR(Q)	5.00%	10.65%	07/2026	7,294	7,279	7,174
Aretec Group, Inc. (fka RCS Capital Corporation)	Financial Services	SOFR(M)	4.50%	9.96%	08/2030	6,626	6,480	6,634
Artera Services, LLC	Distribution & Logistics	SOFR(Q)	3.50%	8.95%	03/2025	5,273	5,259	4,968
Ascensus Group Holdings, Inc.	Business Services	SOFR(M)	3.50%	8.97%	08/2028	2,817	2,806	2,817
AssuredPartners, Inc	Insurance Services	SOFR(M)	3.75%	9.22%	02/2027	1,975	1,921	1,986
Aston FinCo S.a r.l.	Software	SOFR(M)	4.25%	9.72%	10/2026	5,775	5,749	4,929
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	8.61%	02/2029	6,843	6,612	6,828
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	4.75%	10.11%	12/2028	7,458	7,390	7,490
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	9.21%	05/2028	962	955	956
Boxer Parent Company Inc.	Software	SOFR(M)	4.25%	9.60%	12/2028	11,883	11,764	11,992
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	5.00%	10.45%	05/2028	14,253	13,870	14,280
Brown Group Holding, LLC	Distribution & Logistics	SOFR(Q)	3.75%	9.13%	07/2029	3,989	3,905	4,006
Cardinal Parent, Inc.	Software	SOFR(Q)	4.50%	10.00%	11/2027	9,821	9,646	9,048
CE Intermediate I, LLC	Software	SOFR(Q)	3.50%	9.02%	11/2028	10,810	10,754	10,729
CentralSquare Technologies, LLC	Software	SOFR(Q)	3.75%	9.25%	08/2025	14,250	14,240	13,817
CHA Holdings, Inc.	Business Services	SOFR(M)	4.50%	10.15%	04/2025	947	947	947
Cloudera, Inc.	Software	SOFR(M)	3.75%	9.21%	10/2028	5,692	5,553	5,654
CommerceHub, Inc.	Software	SOFR(Q)	4.00%	9.54%	12/2027	5,658	5,641	5,378
CommerceHub, Inc.	Software	SOFR(Q)	6.25%	11.79%	12/2027	3,960	3,548	3,960
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	9.47%	11/2028	10,962	10,919	10,771
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.75%	9.10%	02/2029	6,878	6,851	6,878
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	5.25%	10.74%	09/2026	12,838	12,559	11,483
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	9.22%	10/2028	3,527	3,514	3,432
Covenant Surgical Partners, Inc.	Healthcare	SOFR(Q)	4.00%	9.38%	07/2026	9,583	9,545	7,539
Covenant Surgical Partners, Inc.	Healthcare	SOFR(Q)	4.00%	9.38%	07/2026	2,000	1,989	1,573
CRCI Longhorn Holdings, Inc.	Business Services	SOFR(M)	3.50%	8.96%	08/2025	14,213	14,194	14,261
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	10.35%	10/2029	9,905	9,483	9,909
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	4.50%	9.86%	12/2027	9,628	9,617	9,680
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.75%	9.22%	03/2028	7,313	7,293	7,263
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	9.77%	10/2029	7,029	6,538	6,943
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	9.75%	03/2028	15,448	15,105	14,550
EAB Global, Inc.	Education	SOFR(M)	3.50%	8.97%	08/2028	3,960	3,929	3,958
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	9.60%	04/2029	7,468	7,346	7,403
Eisner Advisory Group LLC	Financial Services	SOFR(M)	5.25%	10.72%	07/2028	2,190	2,113	2,195
eResearchTechnology, Inc.	Healthcare	SOFR(M)	4.50%	9.96%	02/2027	3,632	3,631	3,632
EyeCare Partners, LLC	Healthcare	SOFR(Q)	3.75%	9.39%	02/2027	12,210	12,202	6,114
Foundational Education Group, Inc.	Education	SOFR(Q)	4.25%	9.89%	08/2028	9,601	9,508	9,601
Groundworks, LLC	Consumer Services	SOFR(Q)	6.50%	11.90%	03/2030	1,432	1,395	1,419
Heartland Dental, LLC	Healthcare	SOFR(M)	5.00%	10.36%	04/2028	14,178	13,668	14,160
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	9.48%	11/2026	17,883	17,795	17,048
Higginbotham Insurance Agency, Inc.	Business Services	SOFR(M)	5.50%	10.96%	11/2028	8,987	8,938	8,987
HighTower Holding, LLC	Financial Services	SOFR(Q)	4.00%	9.64%	04/2028	4,729	4,697	4,720
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	10.71%	04/2029	8,151	7,898	8,009
Hub International Limited	Insurance Services	SOFR(Q)	4.25%	9.66%	06/2030	6,426	6,363	6,463
Hunter Holdco 3 Limited	Healthcare	SOFR(Q)	4.25%	9.70%	08/2028	3,000	2,978	2,998
Idera, Inc.	Software	SOFR(Q)	3.75%	9.28%	03/2028	15,642	15,633	15,584

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(Q)	4.25%	9.70%	06/2026	$11,811	$11,778	$11,841
LI Group Holdings, Inc.	Software	SOFR(M)	3.50%	8.97%	03/2028	3,749	3,743	3,763
LSCS Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.97%	12/2028	7,491	7,462	7,407
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	4.50%	9.13%	11/2030	2,837	2,795	2,856
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	9.28%	05/2028	3,920	3,907	3,875
Maverick Bidco Inc.	Software	SOFR(Q)	4.25%	9.89%	05/2028	2,488	2,377	2,463
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	10.47%	05/2028	1,985	1,904	1,962
Mavis Tire Express Services Topco Corp.	Retail	SOFR(M)	4.00%	9.47%	05/2028	4,131	4,118	4,144
MED ParentCo, LP	Healthcare	SOFR(M)	4.25%	9.72%	08/2026	12,458	12,407	12,361
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	9.61%	05/2028	3,558	3,479	3,505
Netsmart, Inc.	Healthcare	SOFR(M)	3.75%	9.22%	10/2027	3,900	3,900	3,913
Nielsen Consumer Inc.	Business Services	SOFR(M)	6.25%	11.61%	03/2028	14,925	13,402	14,639
OMNIA Partners, LLC	Business Services	SOFR(Q)	4.25%	9.63%	07/2030	5,919	5,862	5,960
Optiv Parent Inc.	Business Services	SOFR(Q)	5.25%	10.63%	07/2026	6,585	6,396	6,308
Osaic Holdings, Inc.	Financial Services	SOFR(M)	4.50%	9.86%	08/2028	9,650	9,559	9,693
Osmosis Buyer Limited	Food & Beverage	SOFR(M)	3.75%	9.09%	07/2028	2,494	2,457	2,499
Osmosis Buyer Limited	Food & Beverage	SOFR(M)	4.25%	9.60%	07/2028	2,405	2,333	2,418
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.75%	9.13%	02/2029	1,710	1,707	1,698
Peraton Corp.	Federal Services	SOFR(M)	3.75%	9.21%	02/2028	4,147	4,133	4,161
Physician Partners, LLC	Healthcare	SOFR(Q)	4.00%	9.53%	12/2028	4,231	4,197	4,010
Planview Parent, Inc.	Software	SOFR(Q)	4.00%	9.61%	12/2027	10,721	10,528	10,669
Premise Health Holding Corp.	Healthcare	SOFR(Q)	3.75%	9.25%	07/2025	7,328	7,319	7,200
Project Alpha Intermediate Holding, Inc.	Software	SOFR(M)	4.75%	10.11%	10/2030	13,745	13,474	13,859
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	5.75%	11.22%	03/2028	4,938	4,817	5,018
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	3.25%	8.72%	03/2028	4,308	4,293	4,310
RealPage, Inc.	Software	SOFR(M)	3.00%	8.47%	04/2028	4,305	4,298	4,288
Renaissance Holding Corp.	Education	SOFR(M)	4.75%	10.11%	04/2030	6,612	6,429	6,644
RLG Holdings, LLC	Packaging	SOFR(M)	4.25%	9.72%	07/2028	5,727	5,707	5,403
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.97%	12/2027	6,339	6,247	6,327
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.25%	10.61%	12/2027	3,669	3,586	3,669
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	2.50% + 4.25% PIK	12.13%	05/2027	2,484	2,483	2,304
Snap One Holdings Corp.	Distribution & Logistics	SOFR(Q)	4.50%	10.00%	12/2028	6,556	6,506	6,425
Spring Education Group, Inc.	Education	SOFR(Q)	4.50%	9.85%	10/2030	12,349	12,198	12,390
Storable, Inc.	Software	SOFR(M)	3.50%	8.86%	04/2028	3,785	3,779	3,782
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.98%	12/2027	15,560	15,470	13,978
Syndigo LLC	Software	SOFR(M)	4.50%	9.97%	12/2027	14,588	14,519	14,588
Therapy Brands Holdings LLC	Software	SOFR(M)	4.00%	9.47%	05/2028	4,058	4,043	3,763
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.50%	10.04%	08/2028	6,560	6,535	6,475
TMF Sapphire Bidco B.V.	Business Services	SOFR(Q)	5.00%	10.41%	05/2028	2,667	2,616	2,685
TRC Companies LLC	Business Services	SOFR(M)	3.75%	9.22%	12/2028	13,525	13,470	13,548
UKG Inc.	Software	SOFR(Q)	4.50%	9.99%	05/2026	4,975	4,880	5,004
USI, Inc.	Financial Services	SOFR(Q)	3.00%	8.35%	11/2029	2,446	2,403	2,456
Valcour Packaging, LLC	Packaging	SOFR(M)	3.75%	9.21%	10/2028	4,459	4,449	3,552
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	10.60%	07/2029	5,237	4,944	5,045
Waystar Technologies, Inc.	Healthcare	SOFR(M)	4.00%	9.47%	10/2026	3,983	3,978	4,003

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	9.61%	04/2026	$7,743	$7,732	$7,772
Wrench Group LLC	Consumer Services	SOFR(Q)	4.50%	9.95%	04/2026	5,473	5,386	5,495
Zest Acquisition Corp.	Healthcare	SOFR(M)	5.50%	10.86%	02/2028	4,072	3,926	3,999
Total Funded Investments						$656,081	$646,319	$636,554
Unfunded Investments - First lien
Groundworks, LLC	Consumer Services	—	—	—	09/2024	$65	$(1)	$(1)
OMNIA Partners, LLC	Business Services	—	—	—	01/2024	556	(3)	4
Osmosis Buyer Limited	Food & Beverage	—	—	—	07/2028	506	—	3
Total Unfunded Investments						$1,127	$(4)	$6
Total Investments						$657,208	$646,315	$636,560

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2023.
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

Below is certain summarized financial information for SLP III as of December 31, 2023 and December 31, 2022 and for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

Selected Balance Sheet Information:	December 31, 2023	December 31, 2022
Investments at fair value (cost of $646,315 and $681,288, respectively)	$636,560	$639,327
Cash and other assets	21,443	17,149
Total assets	$658,003	$656,476

Credit facility	$453,200	$512,100
Deferred financing costs (net of accumulated amortization of $5,650 and $4,840, respectively)	(943)	(1,695)
Payable for unsettled securities purchased	23,881	—
Distribution payable	6,672	5,688
Other liabilities	7,862	6,492
Total liabilities	490,672	522,585

Members' capital	$167,331	$133,891
Total liabilities and members' capital	$658,003	$656,476

	Year Ended December 31,
Selected Statement of Operations Information:	2023	2022	2021
Interest income	$64,921	$41,382	$31,240
Other income	502	774	573
Total investment income	65,423	42,156	31,813

Interest and other financing expenses	35,336	19,274	10,624
Other expenses	1,143	863	804
Net expenses	36,479	20,137	11,428
Net investment income	28,944	22,019	20,385

Net realized (losses) gains on investments	(2,663)	(247)	572
Net change in unrealized appreciation (depreciation) of investments	32,206	(42,366)	6,360
Net increase (decrease) in members' capital	$58,487	$(20,594)	$27,317

For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company earned approximately $20,038, $17,485 and $16,712, respectively, of dividend income related to SLP III, which is included in dividend income. As of December 31, 2023 and December 31, 2022 approximately $5,338 and $4,550, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
NMFC Senior Loan Program IV LLC
NMFC Senior Loan Program IV LLC ("SLP IV") was formed as a Delaware limited liability company on April 6, 2021, and commenced operations on May 5, 2021. SLP IV is structured as a private joint venture investment fund between the Company and SkyKnight Income Alpha, LLC ("SkyKnight Alpha") and operates under the First Amended and Restated Limited Liability Company Agreement of NMFC Senior Loan Program IV LLC, dated May 5, 2021 (the "SLP IV Agreement"). Upon the effectiveness of the SLP IV Agreement, the members contributed their respective membership interests in NMFC Senior Loan Program I LLC ("SLP I") and NMFC Senior Loan Program II LLC ("SLP II") to SLP IV. Immediately following the contribution of their membership interests, SLP I and SLP II became wholly-owned subsidiaries of SLP IV. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP IV, which has equal representation from the Company and SkyKnight Alpha. SLP IV has a five year investment period and will continue in existence until May 5, 2028. The investment period may be extended for up to one year pursuant to certain terms of the SLP IV Agreement.
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of December 31, 2023 and December 31, 2022, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2023 and December 31, 2022.
On May 5, 2021, SLP IV entered into a $370,000 revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026. As of the amendment on April 28, 2023, the facility bears interest at a rate of SOFR plus 1.70%. Prior to the amendment on April 28, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum. As of December 31, 2023 and December 31, 2022, SLP IV had total investments with an aggregate fair value of approximately $467,886 and $473,762, respectively, and debt outstanding under its credit facility of $306,537 and $365,537, respectively. As of December 31, 2023, none of SLP IV’s investments were on non-accrual. Additionally, as of December 31, 2023 and December 31, 2022, SLP IV had unfunded commitments in the form of delayed draws of $792 and $1,973, respectively.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
First lien investments (1)	$482,776	$510,372
Weighted average interest rate on first lien investments (2)	9.81%	8.54%
Number of portfolio companies in SLP IV	78	74
Largest portfolio company investment (1)	$17,400	$21,982
Total of five largest portfolio company investments (1)	$67,838	$93,734

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of December 31, 2023:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADG, LLC	Healthcare	SOFR(Q)	1.00% + 3.00%/PIK	9.54%	09/2026	$17,400	$17,394	$14,967
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	9.22%	12/2027	1,833	1,827	1,744
Aretec Group, Inc. (fka RCS Capital Corporation)	Financial Services	SOFR(M)	4.50%	9.96%	08/2030	4,804	4,700	4,810
Artera Services, LLC	Distribution & Logistics	SOFR(Q)	3.50%	8.95%	03/2025	4,068	4,057	3,832
Ascensus Group Holdings, Inc.	Business Services	SOFR(M)	3.50%	8.97%	08/2028	4,171	4,156	4,171
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	8.61%	02/2029	2,373	2,364	2,368
Barracuda Parent, LLC	Software	SOFR(Q)	4.50%	9.88%	08/2029	4,950	4,824	4,851
Bayou Intermediate II, LLC	Healthcare	SOFR(Q)	4.50%	10.15%	08/2028	8,940	8,899	8,549
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	4.75%	10.11%	12/2028	4,353	4,313	4,371
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	9.21%	05/2028	753	751	748
Bleriot US Bidco Inc.	Federal Services	SOFR(Q)	4.00%	9.61%	10/2028	3,900	3,882	3,921
Boxer Parent Company Inc.	Software	SOFR(M)	4.25%	9.60%	12/2028	8,987	8,897	9,070
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	5.00%	10.45%	05/2028	4,394	4,275	4,402
Brown Group Holding, LLC	Distribution & Logistics	SOFR(Q)	3.75%	9.13%	07/2029	5,370	5,255	5,393
CE Intermediate I, LLC	Software	SOFR(Q)	3.50%	9.02%	11/2028	8,095	8,052	8,035
CentralSquare Technologies, LLC	Software	SOFR(Q)	3.75%	9.25%	08/2025	14,250	14,240	13,817
CHA Holdings, Inc.	Business Services	SOFR(M)	4.50%	10.15%	04/2025	10,692	10,682	10,692
CHA Holdings, Inc.	Business Services	SOFR(M)	4.50%	9.97%	04/2025	1,963	1,961	1,963
Cloudera, Inc.	Software	SOFR(M)	3.75%	9.21%	10/2028	4,308	4,202	4,279
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	9.47%	11/2028	7,338	7,309	7,210
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.75%	9.10%	02/2029	6,878	6,851	6,877
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	5.25%	10.74%	09/2026	4,938	4,830	4,417
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	9.22%	10/2028	2,519	2,510	2,452
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	10.35%	10/2029	6,656	6,481	6,659
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	4.50%	9.86%	12/2027	10,559	10,538	10,617
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	9.77%	10/2029	5,346	4,972	5,280
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	9.75%	03/2028	9,774	9,686	9,206
EAB Global, Inc.	Education	SOFR(M)	3.50%	8.97%	08/2028	4,369	4,340	4,367
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	9.60%	04/2029	7,481	7,369	7,415
Eisner Advisory Group LLC	Financial Services	SOFR(M)	5.25%	10.72%	07/2028	1,689	1,630	1,694
eResearchTechnology, Inc.	Healthcare	SOFR(M)	4.50%	9.96%	02/2027	2,190	2,179	2,190
EyeCare Partners, LLC	Healthcare	SOFR(Q)	3.75%	9.39%	11/2028	9,825	9,807	4,932
Foundational Education Group, Inc.	Education	SOFR(Q)	4.25%	9.89%	08/2028	8,453	8,344	8,453
Geo Parent Corporation	Business Services	SOFR(S)	5.25%	10.80%	12/2028	9,634	9,479	9,634
Heartland Dental, LLC	Healthcare	SOFR(M)	5.00%	10.36%	04/2028	7,605	7,332	7,596
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	9.48%	11/2026	9,707	9,687	9,254
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	10.71%	04/2029	6,310	6,116	6,200
Hub International Limited	Insurance Services	SOFR(Q)	4.25%	9.66%	06/2030	2,754	2,728	2,770
Hunter Holdco 3 Limited	Healthcare	SOFR(Q)	4.25%	9.70%	08/2028	3,949	3,921	3,947
Idera, Inc.	Software	SOFR(Q)	3.75%	9.28%	03/2028	9,130	9,079	9,096
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(Q)	4.25%	9.70%	06/2026	5,374	5,344	5,387
LSCS Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.97%	12/2028	8,582	8,551	8,485
Mandolin Technology Intermediate Holdings, Inc.	Software	SOFR(Q)	3.75%	9.25%	07/2028	9,800	9,765	8,942
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	4.50%	9.13%	11/2030	2,039	2,009	2,053
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	9.28%	05/2028	7,841	7,814	7,750

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	10.47%	05/2028	$1,985	$1,904	$1,962
Mavis Tire Express Services Topco Corp.	Retail	SOFR(M)	4.00%	9.47%	05/2028	8,263	8,235	8,288
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	9.61%	05/2028	4,783	4,677	4,711
Netsmart, Inc.	Healthcare	SOFR(M)	3.75%	9.22%	10/2027	6,825	6,825	6,848
Nielsen Consumer Inc.	Business Services	SOFR(M)	6.25%	11.61%	03/2028	9,950	8,943	9,759
OEConnection LLC	Software	SOFR(M)	4.00%	9.46%	09/2026	4,039	4,020	4,037
OMNIA Partners, LLC	Business Services	SOFR(Q)	4.25%	9.63%	07/2030	4,566	4,523	4,598
Optiv Parent Inc.	Business Services	SOFR(Q)	5.25%	10.63%	07/2026	5,080	4,934	4,866
Osaic Holdings, Inc.	Financial Services	SOFR(M)	4.50%	9.86%	08/2028	11,518	11,410	11,569
Osmosis Buyer Limited	Food & Beverage	SOFR(M)	3.75%	9.09%	07/2028	2,494	2,457	2,499
Osmosis Buyer Limited	Food & Beverage	SOFR(M)	4.25%	9.60%	07/2028	1,726	1,674	1,735
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.75%	9.13%	02/2029	1,319	1,317	1,310
Physician Partners, LLC	Healthcare	SOFR(Q)	4.00%	9.53%	12/2028	3,197	3,173	3,031
Premise Health Holding Corp.	Healthcare	SOFR(Q)	3.75%	9.25%	07/2025	1,926	1,923	1,892
Project Alpha Intermediate Holding, Inc.	Software	SOFR(M)	4.75%	10.11%	10/2030	9,880	9,684	9,962
RealPage, Inc.	Software	SOFR(M)	3.00%	8.47%	04/2028	1,371	1,368	1,366
Renaissance Holding Corp.	Education	SOFR(M)	4.75%	10.11%	04/2030	5,101	4,959	5,126
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.97%	12/2027	7,363	7,338	7,349
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	2.50% + 4.25%/PIK	12.13%	05/2027	4,352	4,345	4,036
Snap One Holdings Corp.	Distribution & Logistics	SOFR(Q)	4.50%	10.00%	12/2028	8,498	8,433	8,328
Spring Education Group, Inc.	Education	SOFR(Q)	4.50%	9.85%	10/2030	9,526	9,408	9,558
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	7.25%	12.88%	07/2026	2,271	2,203	2,271
Storable, Inc.	Software	SOFR(M)	3.50%	8.86%	04/2028	3,920	3,904	3,918
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.98%	12/2027	3,726	3,719	3,347
Syndigo LLC	Software	SOFR(M)	4.50%	9.97%	12/2027	9,660	9,648	9,660
Therapy Brands Holdings LLC	Software	SOFR(M)	4.00%	9.47%	05/2028	5,969	5,947	5,536
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.50%	10.04%	08/2028	4,686	4,668	4,625
TRC Companies LLC	Business Services	SOFR(M)	3.75%	9.22%	12/2028	9,574	9,536	9,590
USIC Holdings, Inc.	Business Services	SOFR(Q)	3.50%	9.11%	05/2028	2,971	2,963	2,952
Valcour Packaging, LLC	Packaging	SOFR(M)	3.75%	9.21%	10/2028	3,244	3,236	2,584
VT Topco, Inc.	Business Services	SOFR(M)	4.25%	9.61%	08/2030	7,289	7,218	7,335
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	10.60%	07/2029	4,040	3,814	3,892
Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	9.61%	04/2026	9,371	9,337	9,406
Zest Acquisition Corp.	Healthcare	SOFR(M)	5.50%	10.86%	02/2028	3,142	3,039	3,085
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.25%	10.80%	03/2028	9,850	9,702	9,824
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.25%	10.80%	03/2028	2,165	2,133	2,160
Total Funded Investments						$481,984	$476,019	$467,881
Unfunded Investments - First lien
OMNIA Partners, LLC	Business Services	—	—	—	01/2024	$429	$(2)	$3
Osmosis Buyer Limited	Food & Beverage	—	—	—	07/2028	363	—	2
Total Unfunded Investments						$792	$(2)	$5
Total Investments						$482,776	$476,017	$467,886

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2023.
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

Below is certain summarized consolidated financial information for SLP IV as of December 31, 2023 and December 31, 2022 and for the year ended December 31, 2023, December 31, 2022 and for the period from May 5, 2021 through December 31, 2021:

Selected Consolidated Balance Sheet Information:	December 31, 2023	December 31, 2022
Investments at fair value (cost of $476,017 and $504,875, respectively)	$467,886	$473,762
Cash and other assets	16,227	12,853
Receivable from unsettled securities sold	1,445	—
Total assets	$485,558	$486,615

Credit facility	$306,537	$365,537
Deferred financing costs (net of accumulated amortization of $1,599 and $997, respectively)	(1,414)	(2,008)
Payable for unsettled securities purchased	31,322	—
Distribution payable	5,220	4,648
Other liabilities	6,676	5,410
Total liabilities	348,341	373,587

Members' capital	$137,217	$113,028
Total liabilities and members' capital	$485,558	$486,615

Selected Consolidated Statement of Operations Information:	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021(1)
Interest income	$48,082	$31,017	$14,821
Other income	498	561	234
Total investment income	48,580	31,578	15,055

Interest and other financing expenses	24,860	13,580	4,163
Other expenses	958	757	773
Total expenses	25,818	14,337	4,936
Net investment income	22,762	17,241	10,119

Net realized (losses) gains on investments	(1,857)	(164)	183
Net change in unrealized appreciation (depreciation) of investments	22,982	(31,018)	5,033
Net increase (decrease) in members' capital	$43,887	$(13,941)	$15,335

(1)Reflects the results of operations for the period from May 5, 2021 through December 31, 2021.
For the year ended December 31, 2023, December 31, 2022 and for the period from May 5, 2021 through December 31, 2021, the Company earned approximately, $15,483 and $13,173 and $7,767 of dividend income related to SLP IV, respectively, which is included in dividend income. As of December 31, 2023 and December 31, 2022, approximately $4,103 and $3,653, respectively of dividend income related to SLP IV was included in interest and dividend receivable.
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

Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rules 3-09 and 4-08(g), the Company evaluates its unconsolidated controlled portfolio companies to determine if any are "significant subsidiaries." This determination is made based upon an analysis performed, pursuant to which the Company must determine if any of its portfolio companies are considered a "significant subsidiary" as defined by Rule 1-02(w) of Regulation S-X under this rule. As of December 31, 2023, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary."
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$1,683,952	$—	$46,063	$1,637,889
Second lien	424,513	—	18,333	406,180
Subordinated	90,948	—	8,077	82,871
Equity and other	811,909	—	—	811,909
Total investments	$3,011,322	$—	$72,473	$2,938,849
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2022:

	Total	Level I	Level II	Level III
First lien	$1,753,967	$—	$—	$1,753,967
Second lien	561,207	—	81,139	480,068
Subordinated	76,659	—	3,817	72,842
Equity and other	829,414	—	—	829,414
Total investments	$3,221,247	$—	$84,956	$3,136,291
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2022	$3,136,291	$1,753,967	$480,068	$72,842	$829,414
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(33,048)	(41,767)	(24,627)	—	33,346
Net change in unrealized appreciation (depreciation) of investments	17,017	41,311	24,005	(112)	(48,187)
Purchases, including capitalized PIK and revolver fundings(1)	349,003	302,949	4,484	10,141	31,429
Proceeds from sales and paydowns of investments(1)	(582,011)	(407,081)	(140,837)	—	(34,093)
Transfers into Level III(2)	63,087	—	63,087	—	—
Transfers out of Level III(2)	(11,490)	(11,490)	—	—	—
Fair value, December 31, 2023	$2,938,849	$1,637,889	$406,180	$82,871	$811,909
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(34,144)	$12,890	$1,625	$(4)	$(48,655)

(1)Includes non-cash reorganizations and restructurings.
(2)As of December 31, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Except as noted in the tables above, there were no other transfers in or out of Level I, II or III during the years ended December 31, 2023 and December 31, 2022. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2023 and December 31, 2022, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2023 and December 31, 2022, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2023 were as follows:

				Range
Type	Fair Value as of December 31, 2023	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,559,300	Market & income approach	EBITDA multiple	5.0x	24.0x	15.1x
			Revenue multiple	5.0x	19.5x	10.6x
			Discount rate	8.6%	22.0%	10.2%
	78,589	Other	N/A(2)	N/A	N/A	N/A
Second lien	403,180	Market & income approach	EBITDA multiple	7.0x	20.0x	14.4x
			Discount rate	9.2%	30.0%	12.1%
	3,000	Other	N/A(2)	N/A	N/A	N/A
Subordinated	82,871	Market & income approach	EBITDA multiple	8.0x	22.0x	16.0x
			Discount rate	12.9%	20.9%	11.9%
Equity and other	430,828	Market & income approach	EBITDA multiple	5.5x	34.0x	12.6x
			Revenue multiple	9.0x	11.0x	10.0x
			Discount rate	9.8%	43.1%	12.2%
	370,807	Income approach	Discount rate	6.4%	12.6%	10.1%
	10,274	Other	N/A(2)	N/A	N/A	N/A
	$2,938,849

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
The carrying value of the collateralized agreement approximates fair value as of December 31, 2023 and is considered a Level III investment. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
The Holdings Credit Facility, 2019A Unsecured Notes, 2021A Unsecured Notes, 2022A Unsecured Notes, SBA-guaranteed debentures, DB Credit Facility, NMFC Credit Facility and NMNLC Credit Facility II are considered Level III investments. The fair value of the 2022 Convertible Notes and the 8.250% Unsecured Notes are based on quoted prices and are considered Level II investments. See Note 7. Borrowings, for details.
The following are the principal amounts and fair values of the Company’s borrowings as of December 31, 2023 and December 31, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings or market quotes, if available.

	As of
	December 31, 2023		December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
Holdings Credit Facility	$515,063	$511,511	$618,963	$604,971
Unsecured Notes	506,500	490,200	531,500	499,551
SBA-guaranteed debentures	300,000	259,811	300,000	250,442
Convertible Notes	260,000	264,706	316,816	317,071
DB Credit Facility	186,400	184,506	186,400	183,734
NMFC Credit Facility (1)	36,813	36,507	40,359	39,699
NMNLC Credit Facility II	2,853	2,846	3,785	3,775
Total Borrowings	$1,807,629	$1,750,087	$1,997,823	$1,899,243

(1)     As of December 31, 2023, the principal amount of the NMFC Credit Facility was $36,813, which included £22,850 denominated in GBP and €700 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2023, the fair value of the NMFC Credit Facility was $36,507, which included £22,660 denominated in GBP and €694 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2022, the principal amount of the NMFC Credit Facility was $40,359, which included £22,850 denominated in GBP and €700 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2022, the fair value of the NMFC Credit Facility was $39,699, which included £22,476 denominated in GBP and €689 denominated in EUR that has been converted to U.S. dollars.
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
Note 5. Agreements
The Company entered into an investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser, which was most recently re-approved by the Company's board of directors on January 30, 2024, at an in-person meeting, for a period of 12 months commencing on March 1, 2024. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee. On November 1, 2021, the Company entered into Amendment No. 1 to the Investment Management Agreement (“Amendment No. 1”). As described below, the sole purpose of Amendment No. 1 was to reduce the base management fee from 1.75% of the Company’s gross assets to 1.4% of the Company’s gross assets.
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
Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2024, the Investment Adviser entered into a fee waiver agreement (the "Fee Waiver Agreement"), amended on August 7, 2023, pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”). The Fee Waiver Agreement was most recently extended for a period of one year through the quarter ending December 31, 2024 by the Investment Adviser on August 7, 2023. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, management fees waived were approximately $4,117, $4,402 and $13,104, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company's “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of December 31, 2023), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee

Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the years ended December 31, 2023, December 31, 2022 and December 31, 2021 no incentive fees were waived by the Investment Adviser.
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
In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative net realized capital gains and realized capital losses and the cumulative net unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year.
The following table summarizes the management fees and incentive fees incurred by the Company for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

	Year Ended December 31,
	2023	2022	2021
Management fee	$45,610	$46,617	$52,960
Less: management fee waiver	(4,117)	(4,402)	(13,104)
Total management fee	41,493	42,215	39,856
Incentive fee, excluding accrued capital gains incentive fees	$38,303	$29,901	$29,710
Accrued capital gains incentive fees(1)	$—	$—	$—

(1)As of December 31, 2023, December 31, 2022 and December 31, 2021, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the board of directors on January 30, 2024 for a period of 12 months commencing on March 1, 2024. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, approximately $2,341, $2,459 and $2,827, respectively, of indirect administrative expenses were included in administrative expenses of which $0, $238 and $244, respectively, were waived by the Administrator. As of December 31, 2023 and December 31, 2022, $682 and $605, respectively, of indirect administrative expenses were included in payable to affiliates. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the reimbursement to the Administrator represented approximately 0.07%, 0.07% and 0.08%, respectively, of the Company's gross assets.
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
The Company has entered into the Fee Waiver Agreement with the Investment Adviser, pursuant to which the Investment Adviser agreed to voluntarily reduce the base management fees payable to the Investment Adviser by the Company under the Investment Management Agreement beginning with the quarter ended March 31, 2021 through the quarter ended December 31, 2022. Subsequently, the Company and the Investment Adviser extended the term of the Fee Waiver Agreement to be effective through the quarter ending December 31, 2024. See Note 5. Agreements, for details.
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
On March 30, 2020, the Company entered into an unsecured revolving credit facility with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $30,000 maximum amount of revolver borrowings available and a maturity date of December 31, 2022. On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. On December 17, 2021, the Company entered into Amendment No. 1 to the Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which lowered the interest rate and extended the maturity date from December 31, 2022 to December 31, 2024. On October 31, 2023, we entered into a Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings thereunder from $50,000 to $100,000, extended the maturity date from December 31, 2024 to December 31, 2027 and changed the interest rate to the Applicable Federal Rate. Refer to Note 7. Borrowings for discussion of the Unsecured Management Company Revolver (defined below).
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to the Company from 200.0% to 150.0% as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes (as defined below) and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of December 31, 2023, the Company’s asset coverage ratio was 187.54%.

Holdings Credit Facility—On October 24, 2017, the Company entered into the Third Amended and Restated Loan and Security Agreement (as amended from time to time, the "Loan and Security Agreement") among the Company, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (the "Holdings Credit Facility"). As of the most recent amendment on October 26, 2023, the maturity date of the Holdings Credit Facility is October 26, 2028 and the maximum facility amount is the lesser of $800,000 and the actual commitments of the lenders to make advances as of such date.
As of December 31, 2023, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 35.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on October 26, 2023, the Holdings Credit Facility bears interest at a rate of SOFR plus 2.50% per annum for Broadly Syndicated Loans (as defined in the Eighth Amendment to the Loan and Security Agreement). From April 28, 2023 to October 25, 2023, the Holdings Credit Facility bore interest at a rate of SOFR plus 1.70% for Broadly Syndicated Loans (as defined in the Seventh Amendment to the Loan and Security Agreement) and SOFR plus 2.20% per annum for all other investments. From April 20, 2021 to April 27, 2023, the Holdings Credit Facility bore interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the Fifth Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. From September 30, 2020 to April 19, 2021, the Holdings Credit Facility bore interest at a rate of LIBOR plus 2.00% per annum for Broadly Syndicated Loans (as defined in the Fourth Amendment Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Ninth Amendment to the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

	Year Ended December 31,
	2023	2022	2021
Interest expense	$41,176	$22,542	$10,210
Non-usage fee	$760	$743	$1,282
Amortization of financing costs	$1,912	$2,956	$2,852
Weighted average interest rate	7.0%	3.9%	2.1%
Effective interest rate	7.6%	4.5%	3.0%
Average debt outstanding	$577,759	$581,367	$478,016
As of December 31, 2023, December 31, 2022 and December 31, 2021, the outstanding balance on the Holdings Credit Facility was $515,063, $618,963 and $545,263, respectively, and NMF Holdings was in compliance with the applicable covenants of the Holdings Credit Facility on such dates.
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
As of December 31, 2023, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
As of the amendment on June 29, 2023, the NMFC Credit Facility generally bears interest at a rate of SOFR plus any applicable credit spread adjustment, SONIA or EURIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). From June 4, 2021 to June 28, 2023, the NMFC Credit Facility generally bore interest at a rate of LIBOR, SONIA or EURIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). Prior to June 4, 2021, the NMFC Credit Facility bore interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charged a commitment fee based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

	Year Ended December 31,
	2023	2022	2021
Interest expense	$7,380	$4,608	$3,171
Non-usage fee	$363	$247	$213
Amortization of financing costs	$216	$229	$199
Weighted average interest rate	7.1%	3.5%	2.4%
Effective interest rate	7.7%	3.8%	2.7%
Average debt outstanding	$103,244	$133,053	$132,685
As of December 31, 2023, the outstanding balance on the NMFC Credit Facility was $36,813, which included £22,850 denominated in British Pound Sterling ("GBP") and €700 denominated in Euro ("EUR") that has been converted to U.S. dollars. As of December 31, 2022, the outstanding balance on the NMFC Credit Facility was $40,359, which included £22,850 denominated in GBP and €700 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2021, the outstanding balance on the NMFC Credit Facility was $127,192, which included £16,400 denominated in GBP that has been converted to U.S. dollars. NMFC was in compliance with the applicable covenants of the NMFC Credit Facility on such dates.
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement (the "Uncommitted Revolving Loan Agreement"), dated March 30, 2020, by and between the Company, as the Borrower, and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser (the "Unsecured Management Company Revolver"), is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. As of the amendment on October 31, 2023, the maturity date of the Unsecured Management Company Revolver is December 31, 2027.
As of the amendment on October 31, 2023, the Unsecured Management Company Revolver bears an interest at the Applicable Federal Rate. As of December 17, 2021 through the amendment on October 31, 2023, the Unsecured Management Company Revolver bore interest at a rate of 4.00% per annum. Prior to December 17, 2021, the Unsecured Management Company Revolver bore interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On October 31, 2023, we entered into a Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amount of revolving borrowings available thereunder from $50,000 to $100,000. As of December 31, 2023, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $100,000 and no borrowings were outstanding. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, amortization of financing costs were $2, $14 and $11, respectively.
DB Credit Facility—The Loan Financing and Servicing Agreement (the "LFSA") dated December 14, 2018 and as amended from time to time, among NMFDB as the borrower, Deutsche Bank AG, New York Branch ("Deutsche Bank") as the facility agent, Lender and other agent from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian (the "DB Credit Facility"), is structured as a secured revolving credit facility. As of the amendment on October 31, 2023, the maturity date of the DB Credit Facility is March 25, 2027.
As of December 31, 2023, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
The advances under the DB Credit Facility accrue interest at a per annum rate equal to the Applicable Margin plus the lender's Cost of Funds Rate. Prior to March 25, 2021, the Applicable Margin was equal to 2.60% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and then increased by 2.00% during an Event of Default (as defined in the LFSA). From March 25, 2021 to June 29, 2023, the Applicable Margin was equal to 2.35% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and then increased by 2.00% during an Event of Default. From June 29, 2023 to October 31, 2023, the Applicable Margin was equal to 2.61% during the Revolving Period, increased by 0.20% per annum after the Revolving period and then increased by 2.00% per annum during an Event of Default. As of the amendment on October 31, 2023, the Applicable Margin is equal to 2.55% during the Revolving Period, increases by 0.20% per annum after the Revolving period and shall be increased by 2.00% per annum during an Even of Default. The "Cost of Funds Rate" for a conduit lender is the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender is the Base Rate. Effective June 29, 2023, the Base Rate is the three-months SOFR Rate. Prior to the amendment on June 29, 2023, the Base Rate was the three-months LIBOR rate. The Company is also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the LFSA) and a facility agent fee of 0.25% per annum, until the amendment on October 31, 2023, on the total facility amount. As of the amendment on October 31, 2023, the facility agent fee is 0.20% per annum on the total facility amounts.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

	Year Ended December 31,
	2023	2022	2021
Interest expense(1)	$14,964	$9,816	$5,985
Non-usage fee(1)	$466	$355	$362
Amortization of financing costs	$1,113	$1,082	$981
Weighted average interest rate	7.9%	4.7%	2.9%
Effective interest rate	8.9%	5.4%	3.5%
Average debt outstanding	$186,422	$209,898	$209,307

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
As of December 31, 2023, December 31, 2022 and December 31, 2021 the outstanding balance on the DB Credit Facility was $186,400, $186,400 and $244,000, respectively, and NMFDB was in compliance with the applicable covenants of the DB Credit Facility on such dates.
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
Prior to the amendment on March 16, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $20,000. As of the March 16, 2022 amendment and effective May 1, 2022 through November 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $10,000. As of the amendment on November 1, 2022, the maximum amount of revolving borrowings available to all borrowers under the NMNLC Credit Facility II is $27,500, of which $25,408 is outstanding as of December 31, 2023.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMNLC Credit Facility II for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

	Year Ended December 31,
	2023	2022	2021
Interest expense	$186	$252	$93
Non-usage fee	$1	$3	$3
Amortization of financing costs	$87	$58	$83
Weighted average interest rate	7.2%	3.5%	2.7%
Effective interest rate	11.0%	4.4%	5.1%
Average debt outstanding	$2,506	$7,195	$3,501
As of December 31, 2023, December 31, 2022 and December 31, 2021, the outstanding balance on the NMNLC Credit Facility II was $2,853, $3,785 and $15,200, respectively, and NMNLC was in compliance with the applicable covenants of the NMNLC Credit Facility II on such dates.
Convertible Notes
2018 Convertible Notes—On August 20, 2018, the Company closed a registered public offering of $100,000 aggregate principal amount of unsecured convertible notes (the “2018 Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a first supplemental indenture thereto, dated August 20, 2018 (together the “2018A Indenture”). On August 30, 2018, in connection with the registered public offering, the Company issued an additional $15,000 aggregate principal amount of the 2018 Convertible Notes pursuant to the exercise of an overallotment option by the underwriter of the 2018 Convertible Notes. On June 7, 2019, the Company closed a registered public offering of an additional $86,250 aggregate principal amount of the 2018 Convertible Notes. These additional 2018 Convertible Notes constituted a further issuance of, ranked equally in right of payment with, and formed a single series with the $115,000 aggregate principal amount of 2018 Convertible Notes that the Company issued in August 2018.
The 2018 Convertible Notes bore interest at an annual rate of 5.75%, payable semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2019. The 2018 Convertible Notes matured on August 15, 2023.
On November 4, 2022, the Company launched a tender offer to purchase, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated November 4, 2022, up to $201,250 aggregate principal amount of then outstanding 2018 Convertible Notes for cash in an amount equal to $1,000 per $1,000 principal amount of Notes purchased (exclusive of accrued and unpaid interest on such notes) (the "Tender Offer"). The Tender Offer expired on December 6, 2022. As of the expiration of the Tender Offer, $84,434 aggregate principal amount of the 2018 Convertible Notes were validly tendered and not validly withdrawn pursuant to the Tender Offer. The Company accepted for purchase all of the 2018 Convertible Notes that were validly tendered and not validly withdrawn at the expiration of the Tender Offer. Following settlement of the Tender Offer on December 9, 2022, approximately $116,816 aggregate principal amount of the 2018 Convertible Notes remained outstanding.
On August 15, 2023, the Company's $116,816 aggregate principal amount of 2018 Convertible Notes matured and the Company repaid the outstanding principal and accrued but unpaid interest in cash.
2022 Convertible Notes—On November 2, 2022, the Company closed a private offering of $200,000 aggregate principal amount of unsecured convertible notes (the “2022 Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a third supplemental indenture thereto, dated November 2, 2022 (together the “2018C Indenture”). On March 14, 2023, the Company issued an additional $60,000 aggregate principal amount of the 2022 Convertible Notes. These additional 2022 Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $200,000 aggregate principal amount of the 2022 Convertible Notes that the Company issued in November 2022.
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

The following table summarizes certain key terms related to the convertible features of the Company’s 2022 Convertible Notes as of December 31, 2023.

2022 Convertible Notes
Initial conversion premium	14.7%
Initial conversion rate(1)	70.4225
Initial conversion price	$14.20
Conversion rate at December 31, 2023(1)(2)	72.1779
Conversion price at December 31, 2023(2)(3)	$13.85
Last conversion price calculation date	December 22, 2023

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the 2022 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at December 31, 2023 on the 2022 Convertible Notes was last calculated on December 22, 2023.
The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.30 per share per quarter for the 2022 Convertible Notes and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $12.38 per share for the 2022 Convertible Notes. In no event will the total number of shares of common stock issuable upon conversion exceed 80.7754 per $1 principal amount of the 2022 Convertible Notes. The Company has determined that the embedded conversion option in the 2022 Convertible Notes is not required to be separately accounted for as a derivative under GAAP.
The 2022 Convertible Notes are unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness, if any, that is expressly subordinated in right of payment to the 2022 Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles. As reflected in Note 12. Earnings Per Share, the issuance is considered part of the if-converted method for calculation of diluted earnings per share.
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the 2018 Convertible Notes and 2022 Convertible Notes (together, the "Convertible Notes") for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

	Year Ended December 31,
	2023	2022(1)	2021
Interest expense	$22,767	$13,734	$11,572
Amortization of financing costs	$1,676	$694	$395
Amortization of premium	$(130)	$(130)	$(103)
Weighted average interest rate	7.1%	6.0%	5.8%
Effective interest rate	7.6%	6.2%	5.9%
Average debt outstanding	$320,494	$228,806	$201,250

(1)For the year ended December 31, 2022, amounts reported include interest and amortization of financing costs related to the 2022 Convertible Notes for the period from November 2, 2022 (issuance of the 2022 Convertible Notes) to December 31, 2022.

As of December 31, 2023, December 31, 2022 and December 31, 2021, the outstanding balance on the 2022 Convertible Notes was $260,000, $200,000 and $0, respectively. As of  December 31, 2023, December 31, 2022 and December 31, 2021, the outstanding balance on the 2018 Convertible Notes was $0, $116,816 and $201,250, respectively. The Company was in compliance with the terms of the 2018A Indenture and 2018C Indenture on such dates.

Unsecured Notes
On May 6, 2016, the Company issued $50,000 in aggregate principal amount of five-year unsecured notes (the “2016 Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, the Company entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40,000 in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On February 16, 2021, the Company repaid all $90,000 in aggregate principal amount of the issued and outstanding 2016 Unsecured Notes. On June 30, 2017, the Company issued $55,000 in aggregate principal amount of five-year unsecured notes that matured on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On July 15, 2022, the Company caused notices to be issued to holders of the Company's 2017A Unsecured Notes regarding the exercise of the Company's option to repay all of the Company's $55,000 in aggregate principal amount of issued and outstanding 2017A Unsecured Notes, which was repaid on July 14, 2022. On January 30, 2018, the Company issued $90,000 in aggregate principal amount of five year unsecured notes that matured on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On January 30, 2023, the Company caused notices to be issued to holders of the Company's 2018A Unsecured Notes regarding the exercise of the Company's option to repay all of the Company's $90,000 in aggregate principal amount of issued and outstanding 2018A Unsecured Notes, which was repaid on January 27, 2023. On July 5, 2018, the Company issued $50,000 in aggregate principal amount of five year unsecured notes that matured on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On June 28, 2023, the Company caused notices to be issued to holders of the Company's 2018B Unsecured Notes regarding the exercise of the Company's option to repay all of the Company's $50,000 in aggregate principal amount of issued and outstanding 2018B Unsecured Notes, which was repaid on June 27, 2023. On April 30, 2019, the Company issued $116,500 in aggregate principal amount of five year unsecured notes that mature on April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA (the "Fourth Supplement"). On February 5, 2024, the Company fully repaid $116,500 in aggregate principal amount of issued and outstanding 2019A Unsecured Notes. See Note 15. Subsequent Events, for details. On January 29, 2021, the Company issued $200,000 in aggregate principal amount of five year unsecured notes that mature on January 29, 2026 (the "2021A Unsecured Notes") pursuant to the NPA and a fifth supplement to the NPA (the "Fifth Supplement"). On June 15, 2022, the Company issued $75,000 in aggregate principal amount of five year unsecured notes that mature on June 15, 2027 (the "2022A Unsecured Notes") pursuant to the NPA and a sixth supplement to the NPA (the "Sixth Supplement"). The NPA provides for future issuances of unsecured notes in separate series or tranches.
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
On November 13, 2023, the Company closed a registered public offering of $115,000 in aggregate principal amount of 8.250% Unsecured Notes that mature on November 15, 2028 (the "8.250% Unsecured Notes", together with the 2019A Unsecured Notes, 2021A Unsecured Notes and 2022A Unsecured Notes, the "Unsecured Notes"), pursuant to a base indenture and fourth supplemental indenture thereto dated November 13, 2023 (the "Indenture") between us and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.
The 8.250% Unsecured Notes bear interest at an annual rate of 8.250%, payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning on February 15, 2024. The 8.250% Unsecured Notes are listed on NASDAQ Global Select Market and trade under the trading symbol "NMFCZ".
The Company may redeem the 8.250% Unsecured Notes, in whole or in part, at any time, or from time to time, at its option on or after November 15, 2025 at the redemption price of par, plus accrued interest.
No sinking fund provision is provided for the 8.250% Unsecured Notes and holders of the 8.250% Unsecured Notes have no option to have their 8.250% Unsecured Notes repaid prior to the stated maturity date.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

	Year Ended December 31,
	2023(1)	2022(2)	2021(3)
Interest expense	$21,511	$25,033	$24,401
Amortization of financing costs	$770	$801	$1,864
Weighted average interest rate	4.9%	4.8%	4.7%
Effective interest rate	5.1%	4.9%	5.1%
Average debt outstanding	$438,473	$526,829	$516,611

(1)For the year ended December 31, 2023, amounts reported include interest and amortization of financing costs related to the 8.250% Unsecured Notes for the period from November 13, 2023 (issuance date of the 8.250% Unsecured Notes ) to December 31, 2023.
(2)For the year ended December 31, 2022, amounts reported include interest and amortization of financing costs related to the 2022A Unsecured Notes for the period from June 15, 2022 (issuance date of the 2022A Unsecured Notes) to December 31, 2022.
(3)For the year ended December 31, 2021, amounts reported include interest and amortization of financing costs related to the 2021A Unsecured Notes for the period from January 29, 2021 (issuance date of the 2021A Unsecured Notes) to December 31, 2021.
As of December 31, 2023, December 31, 2022 and December 31, 2021, the outstanding balance on the Unsecured Notes was $506,500, $531,500 and $511,500, respectively, and the Company was in compliance with the terms of the NPA and the Indenture as of such dates, as applicable.
SBA-guaranteed debentures—On August 1, 2014 and August 25, 2017, respectively, SBIC I and SBIC II received licenses from the SBA to operate as SBICs.
These SBIC licenses allow each of SBIC I and SBIC II to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse to the Company, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with ten year maturities. The SBA, as a creditor, will have a superior claim to the assets of SBIC I and SBIC II over the Company's stockholders in the event SBIC I and SBIC II are liquidated or the SBA exercises remedies upon an event of default.
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

As of December 31, 2023 and December 31, 2022, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of December 31, 2023 and December 31, 2022, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and $150,000 and $150,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
The following table summarizes the Company’s SBA-guaranteed debentures as of December 31, 2023.

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

(1)SBA-guaranteed debentures are held by SBIC I.
(2)SBA-guaranteed debentures are held by SBIC II.
Prior to pooling, the SBA guaranteed debentures bear interest at an interim interest rate equal to the Federal Home Loan Bank of Chicago's Fixed Regular Advance Rate (Bank Advance Rate), plus 41 basis points. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

	Year Ended December 31,
	2023	2022	2021
Interest expense	$8,104	$8,104	$8,104
Amortization of financing costs	$1,002	$1,002	$1,002
Weighted average interest rate	2.7%	2.7%	2.7%
Effective interest rate	3.0%	3.0%	3.0%
Average debt outstanding	$300,000	$300,000	$300,000
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by SBA regulations that, among other things: require SBICs to invest in eligible small businesses and invest at least 25.0% of investment capital in eligible smaller enterprises (as defined by the SBA regulations), place certain limitations on the financing terms of investments, regulate the types of financing provided by an SBIC, prohibit investments in small businesses with certain characteristics or in certain industries and require capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2023, December 31, 2022 and December 31, 2021, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $112,803, no outstanding bridge financing commitments and other future funding commitments of $43,948. As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $100,315, no outstanding bridge financing commitments and other future funding commitments of $123,748. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility, the Unsecured Management Company Revolver and the NMNLC Credit Facility II as of December 31, 2023 and December 31, 2022. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2023 and December 31, 2022, the Company had commitment letters to purchase investments in the aggregate par amount of $11,105 and $45,634, respectively, which could require funding in the future.
Note 10. Distributions
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to return of capital distributions were as follows:

	Year Ended December 31,
	2023	2022	2021
Undistributed net investment income	$(5,367)	$33,152	$10,476
Distributions in excess of net realized gains	898	(25,449)	—
Additional paid-in-capital	4,469	(7,703)	(10,476)
For U.S. federal income tax purposes, distributions paid to stockholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the

Company for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 were estimated to be as follows:

	Year Ended December 31,
	2023	2022	2021
Ordinary income (non-qualified)	$140,397	$86,388	$105,963
Ordinary income (qualified)	10,340	—	—
Capital gains	—	25,449	—
Return of capital	—	10,549	10,490
Total	$150,737	$122,386	$116,453
As of December 31, 2023, December 31, 2022 and December 31, 2021, the costs of investments for the Company for tax purposes were $2,927,312, $3,209,491 and $3,114,145, respectively.

	December 31, 2023(1)(2)	December 31, 2022(1)(2)	December 31, 2021(1)(2)
Tax cost	$2,927,312	$3,209,491	$3,114,145
Gross unrealized appreciation on investments	466,794	438,214	343,520
Gross unrealized depreciation on investments	(366,284)	(409,919)	(298,616)
Total investments at fair value	$3,027,822	$3,237,786	$3,159,049

(1)Includes securities purchased under collateralized agreement to resell.
(2)Excludes investments attributable to non-controlling interest in NMNLC.
At December 31, 2023, December 31, 2022 and December 31, 2021, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly as well as through undistributed income.
As of December 31, 2023, December 31, 2022 and December 31, 2021, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended December 31,
	2023	2022	2021
Accumulated capital loss carryforwards	$(84,427)	$—	$(25,837)
Other temporary differences	6,986	8,538	9,722
Undistributed ordinary income	4,522	—	—
Unrealized depreciation (appreciation)	60,575	(1,019)	63,585
Total	$(12,344)	$7,519	$47,470
The Company is subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its net ordinary income earned for the calendar year and (2) 98.2% of its capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2023, the Company does not expect to incur any excise taxes. For the years ended December 31, 2022 and December 31, 2021, the Company did not incur any excise taxes.

The following information is hereby provided with respect to distributions declared during the calendar years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2023	2022	2021
Distributions per share	$1.49	$1.22	$1.20
Ordinary dividends	93.14%	70.59%	90.99%
Long-term capital gains	—%	20.79%	—%
Qualified dividend income	6.86%	—%	—%
Dividends received deduction	6.86%	—%	—%
Interest-related dividends(1)	88.43%	64.49%	74.53%
Qualified short-term capital gains(1)	—%	—%	—%
Return of capital	—%	8.62%	9.01%

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

Note 11. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess of Par	Accumulated Net Investment Income		Accumulated Net Realized Gains (Losses)	Net Unrealized Appreciation (Depreciation)	Total Net Assets of NMFC	Non-Controlling Interest in NMNLC	Total Net Assets
	Shares	Par Amount
Net assets at December 31, 2020	96,827,342	$968	$1,269,671	$105,981		$(88,250)	$(66,495)	$1,221,875	$15,014	$1,236,889
Issuances of common stock	1,080,099	11	14,644	—		—	—	14,655	—	14,655
Offering costs	—	—	(231)	—	—	—	—	(231)	—	(231)
Distributions declared	—	—	—	(116,453)		—	—	(116,453)	(1,222)	(117,675)
Contributions related to non-controlling interest in NMNLC	—	—	—	—		—	—	—	1,792	1,792
Net increase (decrease) in net assets resulting from operations	—	—	—	117,514		(3,849)	87,734	201,399	5,783	207,182
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	(11,288)	11,288		—	—	—	—	—
Net assets at December 31, 2021	97,907,441	$979	$1,272,796	$118,330		$(92,099)	$21,239	$1,321,245	$21,367	$1,342,612
Issuances of common stock	3,029,585	30	41,074	—		—	—	41,104	—	41,104
Offering costs	—	—	(222)	—		—	—	(222)	—	(222)
Distributions declared	—	—	—	(122,386)		—	—	(122,386)	(9,569)	(131,955)
Contributions related to non-controlling interest in NMNLC	—	—	—	—		—	—	—	124	124
Net increase (decrease) in net assets resulting from operations	—	—	—	118,497		49,476	(93,241)	74,732	(204)	74,528
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	(7,703)	33,152		(25,449)	—	—	—	—
Net assets at December 31, 2022	100,937,026	$1,009	$1,305,945	$147,593		$(68,072)	$(72,002)	$1,314,473	$11,718	$1,326,191
Issuances of common stock	1,621,833	17	21,224	—		—	—	21,241	—	21,241
Offering costs	—	—	(369)	—		—	—	(369)	—	(369)
Distributions declared	—	—	—	(150,737)		—	—	(150,737)	(693)	(151,430)
Contributions related to non-controlling interest in NMNLC	—	—	—	—		—	—	—	—	—
Net increase (decrease) in net assets resulting from operations	—	—	—	158,918		(32,841)	9,266	135,343	747	136,090
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	4,469	(5,367)		898	—	—	—	—
Net assets at December 31, 2023	102,558,859	$1,026	$1,331,269	$150,407		$(100,015)	$(62,736)	$1,319,951	$11,772	$1,331,723
On November 3, 2021, the Company entered into an equity distribution agreement, as amended on May 18, 2023 and August 23, 2023 (the “Distribution Agreement”) with B. Riley Securities, Inc. and Raymond James & Associates, Inc. (collectively, the “Agents”). The Distribution Agreement provides that the Company may issue and sell its shares from time to time through the Agents, up to $250,000 worth of its common stock by means of at-the-market ("ATM") offerings.
For the year ended December 31, 2023, the Company sold 1,621,833 shares of common stock under the Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $21,241, including $0 of offering expenses, from these sales. For the year ended December 31, 2022, the Company sold 2,950,300 shares of common stock under the Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $40,007, including $439 of offering expenses, from these sales. For the year ended December 31, 2021, the Company sold 914,175 shares of common stock under the Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $12,427, including $189 of offering expenses, from these sales.
The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of December 31, 2023, December 31, 2022 and December 31, 2021, shares representing approximately $175,694, $196,938 and $237,384, respectively, of its common stock remain available for issuance and sale under the Distribution Agreement.

Note 12. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company's net assets per share resulting from operations for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2023	2022	2021
Earnings per share—basic
Numerator for basic earnings per share:	$135,343	$74,732	$201,399
Denominator for basic weighted average share:	101,118,302	100,202,847	96,952,959
Basic earnings per share:	$1.34	$0.75	$2.08
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$135,343	$74,732	$201,399
Adjustment for interest on Convertible Notes and incentive fees, net	18,214	10,987	9,258
Numerator for diluted earnings per share:	$153,557	$85,719	$210,657
Denominator for basic weighted average share	101,118,302	100,202,847	96,952,959
Adjustment for dilutive effect of Convertible Notes	22,370,580	15,223,351	13,257,586
Denominator for diluted weighted average share	123,488,882	115,426,198	110,210,545
Diluted earnings per share	$1.24	$0.74	$1.91

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, there was no anti-dilution.

Note 13. Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2023, December 31, 2022, December 31, 2021, December 31, 2020 and December 31, 2019.

	Year Ended December 31,
	2023	2022	2021	2020	2019
Per share data(1):
Net asset value at the beginning of the period	$13.02	$13.49	$12.62	$13.26	$13.22
Net investment income	1.57	1.18	1.21	1.20	1.37
Net realized and unrealized (losses) gains(2)	(0.23)	(0.43)	0.86	(0.60)	0.03
Total net increase	1.34	0.75	2.07	0.60	1.40
Distributions declared to stockholders from net investment income	(1.49)	(1.22)	(1.20)	(1.24)	(1.36)
Net asset value at the end of the period	$12.87	$13.02	$13.49	$12.62	$13.26
Per share market value at the end of the period	$12.72	$12.37	$13.70	$11.36	$13.74
Total return based on market value(3)	15.48%	(0.56)%	31.91%	(5.24)%	20.45%
Total return based on net asset value(4)	10.64%	5.71%	16.97%	5.52%	10.90%
Shares outstanding at end of period	102,558,859	100,937,026	97,907,441	96,827,342	96,827,342
Average weighted shares outstanding for the period	101,118,302	100,202,847	96,952,959	96,827,342	85,209,378
Average net assets for the period	$1,323,778	$1,344,266	$1,261,338	$1,168,043	$1,154,615
Ratio to average net assets:
Net investment income	12.00%	8.82%	9.32%	10.05%	10.15%
Total expenses, before waivers/reimbursements	16.54%	13.35%	13.11%	14.56%	14.87%
Total expenses, net of waivers/reimbursements	16.23%	13.01%	12.05%	13.39%	13.80%
Average debt outstanding—Holdings Credit Facility	$577,759	$581,367	$478,016	$526,645	$598,129
Average debt outstanding—Unsecured Notes (5)	438,473	526,829	516,611	453,250	414,949
Average debt outstanding—Convertible Notes (6)	320,494	228,806	201,250	201,250	234,332
Average debt outstanding—SBA-guaranteed debentures	300,000	300,000	300,000	285,852	179,408
Average debt outstanding—DB Credit Facility	186,422	209,898	209,307	233,649	113,967
Average debt outstanding—NMFC Credit Facility(7)	103,244	133,053	132,685	155,497	105,533
Average debt outstanding—NMNLC Credit Facility II(8)	2,506	7,195	3,501	—	—
Average debt outstanding—NMNLC Credit Facility(9)	—	—	—	—	1,471
Asset coverage ratio(10)	187.54%	177.42%	181.21%	180.68%	173.98%
Portfolio turnover	8.87%	18.01%	35.33%	15.43%	11.58%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders which is based on actual rate per share).
(2)Includes the effect of common stock issuances per share, which for the years ended December 31, 2023, December 31, 2022, December 31, 2021, December 31, 2020 and December 31, 2019 were $0.00, $0.01, $(0.01), $0.00 and $0.08, respectively.
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
(5)For the year ended December 31, 2023, average debt outstanding includes the 2018A Unsecured Notes for the period from January 1, 2023 to January 30, 2023 (repayment of the 2018A Unsecured Notes), the 2018B Unsecured Notes for the period from January 1, 2023 to June 28, 2023 (repayment of the 2018B Unsecured Notes) and the 8.250% Unsecured Notes for the period from November 13, 2023 (issuance of the 8.250% Unsecured Notes) to December 31, 2023. For the year ended December 31, 2022, average debt outstanding includes the 2017A Unsecured Notes for the period from January 1, 2022 to July 14, 2022 (repayment of the 2017A Unsecured Notes).
(6)For the year ended December 31, 2023, average debt outstanding includes the 2018 Convertible Notes for the period from January 1, 2023 to August 15, 2023 (repayment of the 2018 Convertible Notes). For the year ended December 31, 2022, average debt outstanding includes the 2022 Convertible Notes for the period from November 2, 2022 (issuance of the 2022 Convertible Notes) to December 31, 2022.
(7)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2023, the Company had borrowings denominated in GBP of £22,850 and borrowings denominated in EUR of €700 that has been converted to U.S. dollars. As of December 31, 2022, the Company had borrowings denominated in GBP of £22,850 and borrowings denominated in EUR of €700 that has been converted to U.S. dollars. As of December 31, 2021, the Company had borrowings denominated in GBP of £16,400 that has been converted to U.S. dollars.
(8)For the year ended December 31, 2021, average debt outstanding represents the period from February 26, 2021 (commencement of the NMNLC Credit Facility II) to December 31, 2021.
(9)For the year ended December 31, 2020, average debt outstanding represents the period from January 1, 2020 to September 23, 2020 (maturity of the NMNLC Credit Facility).

(10)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

Senior Securities
Information about our senior securities as of December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014 are shown in the following table

Class and Year (1)	Total Amount Outstanding Exclusive of Treasury Securities (2)	Asset Coverage Per Unit (3)	Involuntary Liquidating Preference Per Unit (4)	Average Market Value Per Unit (5)
December 31, 2023
Holdings Credit Facility	$515.1	$1,875	—	N/A
Unsecured Notes (not including the 8.250% Unsecured Notes)	391.5	1,875	—	N/A
2022 Convertible Notes	260.0	1,875	—	N/A
DB Credit Facility	186.4	1,875	—	N/A
8.250% Unsecured Notes	115.0	1,875	—	$25.88
NMFC Credit Facility(6)	36.8	1,875	—	N/A
NMNLC Credit Facility II	2.9	1,875	—	N/A
December 31, 2022
Holdings Credit Facility	619.0	1,774	—	N/A
2018 Convertible Notes	116.8	1,774	—	N/A
2022 Convertible Notes	200.0	1,774	—	N/A
Unsecured Notes	531.5	1,774	—	N/A
NMFC Credit Facility(6)	40.4	1,774	—	N/A
DB Credit Facility	186.4	1,774	—	N/A
NMNLC Credit Facility II	3.8	1,774	—	N/A
December 31, 2021
Holdings Credit Facility	545.3	1,812	—	N/A
2018 Convertible Notes	201.2	1,812	—	N/A
Unsecured Notes	511.5	1,812	—	N/A
NMFC Credit Facility(6)	127.2	1,812	—	N/A
DB Credit Facility	226.3	1,812	—	N/A
NMNLC Credit Facility II	15.2	1,812	—	N/A
December 31, 2020
Holdings Credit Facility	450.2	1,807	—	N/A
2018 Convertible Notes	201.2	1,807	—	N/A
Unsecured Notes (not including the 5.75% Unsecured Notes)	401.5	1,807	—	N/A
5.75% Unsecured Notes	51.8	1,807	—	$24.50
NMFC Credit Facility	165.5	1,807	—	N/A
DB Credit Facility	244.0	1,807	—	N/A
December 31, 2019
Holdings Credit Facility	661.6	1,740	—	N/A
2018 Convertible Notes	201.2	1,740	—	N/A
Unsecured Notes (not including the 5.75% Unsecured Notes)	401.5	1,740	—	N/A
5.75% Unsecured Notes	51.8	1,740	—	$25.60
NMFC Credit Facility	188.5	1,740	—	N/A
DB Credit Facility	230.0	1,740	—	N/A

December 31, 2018
Holdings Credit Facility	$512.6	$1,814	—	N/A
2014 Convertible Notes	155.3	1,814	—	N/A
2018 Convertible Notes	115.0	1,814	—	N/A
Unsecured Notes (not including the 5.75% Unsecured Notes)	285.0	1,814	—	N/A
5.75% Unsecured Notes	51.8	1,814	—	$24.70
NMFC Credit Facility	60.0	1,814	—	N/A
DB Credit Facility	57.0	1,814	—	N/A
December 31, 2017
Holdings Credit Facility	312.4	2,408	—	N/A
2014 Convertible Notes	155.3	2,408	—	N/A
Unsecured Notes	145.0	2,408	—	N/A
NMFC Credit Facility	122.5	2,408	—	N/A
December 31, 2016
Holdings Credit Facility	333.5	2,593	—	N/A
2014 Convertible Notes	155.3	2,593	—	N/A
Unsecured Notes	90.0	2,593	—	N/A
NMFC Credit Facility	10.0	2,593	—	N/A
December 31, 2015
Holdings Credit Facility	419.3	2,341	—	N/A
2014 Convertible Notes	115.0	2,341	—	N/A
NMFC Credit Facility	90.0	2,341	—	N/A
December 31, 2014
Holdings Credit Facility	468.1	2,267	—	N/A
2014 Convertible Notes	115.0	2,267	—	N/A
NMFC Credit Facility	50.0	2,267	—	N/A

(1)The company has excluded the SBA-guaranteed debentures from this table as a result of the SEC exemptive relief that permits the Company to exclude such debentures from the definition of senior securities in the 150.0% asset coverage ratio that are required to maintain under the 1940 Act. At December 31, 2023, December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014, the Company had $300.0 million, $300.0 million, $300.0 million,$300.0 million, $225.0 million, $165.0 million, $150.0 million, $121.7 million, $117.7 million and $37.5 million, respectively, in SBA-guaranteed debentures outstanding. Total asset coverage per unit including the SBA-guaranteed debentures as of December 31, 2023, December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014 is $1,730, $1,658, $1,686, $1,673, $1,655, $1,718, $2,169, $2,320, $2,128 and $2,196, respectively, and unchanged for the prior years.
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
(5)Not applicable for any of the senior securities (except the 5.75% Unsecured Notes and the 8.250% Unsecured Notes) as they were not registered for public trading. For the 5.75% Unsecured Notes, the amounts represent the average of the daily closing prices on the New York Stock Exchange, or NASDAQ, as applicable, for (a) the period from September 28, 2018 (date of listing) through December 31, 2018, with respect to the year ended December 31, 2018, (b) the entire 2019 fiscal year, with respect to the year ended December 31, 2019 (c) the entire 2020 fiscal year, with respect to the year ended December 31, 2020. On March 8, 2021, the 5.75% Unsecured Notes were redeemed. For the 8.250% Unsecured Notes, the amounts represent the average of the daily closing prices on NASDAQ from the period from November 24, 2023 through December 31, 2023 with respect to the year ended December 31, 2023.
(6)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2023, the Company had borrowings denominated in GBP of £22.9 million and in EUR of €0.7 million that have been converted to U.S. dollars. As of December 31, 2022, the Company had borrowings denominated in GBP of £22.9 million and in EUR of €0.7 million that has been converted to U.S. dollars. As of December 31, 2021, the Company had borrowing denominated in GBP of £16.4 million and in EUR of €0.0 million that has been converted to U.S. dollars.
Note 14. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2023. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
Note 15. Subsequent Events
On January 25, 2024, the Company caused notices to be issued to holders of the Company's 2019A Unsecured Notes regarding the exercise of the Company's option to repay all of the Company's $116,500 in aggregate principal amount of issued and outstanding 2019A Unsecured Notes, which was repaid on February 5, 2024.
On January 30, 2024, the Company's board of directors declared a first quarter 2024 distribution of $0.32 per share and a supplemental distribution related to fourth quarter earnings of $0.04 per share, each payable on March 29, 2024 to holders of record as of March 15, 2024.
On February 1, 2024, the Company issued $300,000 in aggregate principal amount of its 6.875% notes due 2029 (the "2029 Unsecured Notes") for net proceeds of $293,892 after deducting underwriting commissions of $3,000. Offering costs incurred were approximately $900. Interest on the 2029 Unsecured Notes will be paid semi-annually in arrears on February 1 and August 1 at a rate of 6.875% per year, beginning on August 1, 2024, to holders of record as of the close of business on January 15 or July 15 (whether or not a business day), as the case may be, immediately preceding the relevant interest payment date. The 2029 Unsecured Notes may be redeemed in whole or in part at the Company’s option at any time prior to January 1, 2029, at par plus a “make-whole” premium, and thereafter at par, plus accrued interest.

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2023 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2023.
(c)Attestation Report of the Registered Public Accounting Firm.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on New Mountain Finance Corporation's internal control over financial reporting, which is set forth on the following page.
(d)Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of New Mountain Finance Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of New Mountain Finance Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023 of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ DELOITTE & TOUCHE LLP
February 26, 2024

Item 9B.    Other Information
(a)None.
(b)For the fiscal quarter ended December 31, 2023, neither the Company nor any director or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
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
PART III
We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

(b)Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(2)
3.1(b)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance Corporation(3)
3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(26)
3.2	Amended and Restated Bylaws of New Mountain Finance Corporation(2)
4.1	Form of Stock Certificate of New Mountain Finance Corporation(1)
4.2	Indenture by and between New Mountain Finance Corporation, as Issuer, and U.S. Bank National Association, as Trustee, dated August 20, 2018(21)
4.3
First Supplemental Indenture, dated August 20, 2018, relating to the 5.75% Convertible Notes Due 2023, by and between New Mountain Finance Corporation and U.S. Bank National Association, as trustee(22)

4.4	Form of Global Note 5.75% Convertible Note Due 2023 (included as part of Exhibit (4.3))(21)
4.5	Description of Securities*
4.6
Third Supplemental Indenture, dated as of November 2, 2022, relating to the 7.50% Notes due 2025, by and between New Mountain Finance Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee(47)

4.7	Form of Global Note 7.50% Note Due 2025 (included as part of Exhibit 4.6))(47)
4.8
Fourth Supplemental Indenture, dated as of November 13, 2023, relating to the 8.250% Notes due 2028, by and between New Mountain Finance Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee(55)

4.9	Form of Global Note 8.250% Note Due 2028 (included as part of Exhibit 4.8)(55)
4.10
Fifth Supplemental Indenture, dated as of February 1, 2024, relating to the 6.875% Notes due 2029, by and between New Mountain Finance Corporation and U.S. Bank Trust Company, National Association, as trustee(56)

4.11	Form of Global Note 6.875% Note due 2029 (included as part of Exhibit 4.10)(56)
10.1	Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, LLC(6)
10.2	Second Amended and Restated Administration Agreement(9)
10.3	Amended and Restated Dividend Reinvestment Plan(32)
10.4	Form of Trademark License Agreement(1)
10.5	Amendment No. 1 to Trademark License Agreement(4)
10.6	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)
10.7	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)
10.8	Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(5)
10.9	Limited Liability Company Agreement of NMFC Senior Loan Program II LLC, dated March 9, 2016(12)
10.10	Limited Liability Company Agreement for NMFC Senior Loan Program III LLC, dated April 25, 2018(19)
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

Exhibit Number	Description
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
10.27
Amendment No. 1, dated December 29, 2014, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(8)

10.28
Amendment No. 2, dated June 26, 2015, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(10)

10.29
Commitment Increase Agreement, dated March 23, 2016, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(11)

Exhibit Number	Description
10.30
Commitment Increase Agreement, dated May 4, 2016, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(12)

10.31
Commitment Increase Agreement, dated January 25, 2018, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(17)

10.32
Amendment No. 3, dated February 27, 2018 to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(17)

10.33
Amendment No. 4, dated July 5, 2018, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as borrower, Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(20)

10.34
Amendment No. 5, dated as of December 12, 2018, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as borrower, Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(25)

10.35
Commitment Increase Agreement, dated August 27, 2019 to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(33)

10.36
Form of Amendment No. 6, Dated December 10, 2019, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Issuing Bank(34)

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

Exhibit Number	Description
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

10.50	Amended and Restated Uncommitted Revolving Loan Agreement, by and between New Mountain Finance Corporation, as Borrower, and NMF Investments III, L.L.C., as Lender(35)
10.51	Form of Amendment No. 1 to Amended and Restated Loan Agreement, by and between New Mountain Finance Corporation, as Borrower, and NMF Investment III, L.L.C., as Lender(44)
10.52
Form of Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of March 25, 2021, by and among New Mountain Finance Corporation, as the equityholder, New Mountain Finance DB, L.L.C., as the borrower, U.S. Bank National Association, as the collateral Agent and collateral custodian, and Deutsche Bank AG, New York Branch, as the facility agent, an agent and a lender, and the other agents and lenders party thereto(39)

10.53
Form of Fifth Amendment to Loan and Security Agreement, dated as of April 20, 2021, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(40)

10.54
Fee Waiver Letter Agreement, dated May 4, 2021, delivered pursuant to the Investment Advisory and Management Agreement, by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, L.L.C.(41)

10.55
Form of Amended and Restated Senior Secured Revolving Credit Agreement dated as of June 4, 2021, among New Mountain Finance Corporation, as Borrower, the Lenders Party Hereto and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(42)

10.56	Amendment No. 1 to the Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, L.L.C.(43)
10.57
Fee Waiver Letter Agreement, dated November 2, 2021, delivered pursuant to the Investment Advisory and Management Agreement, by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, L.L.C.(43)

10.58
Equity Distribution Agreement, dated November 3, 2021, by among New Mountain Finance Corporation, New Mountain Finance Advisers BDC, L.L.C., and New Mountain Finance Administration, L.L.C., on the one hand, and B. Riley Securities, Inc. and Raymond James, Inc. & Associates, on the other hand(45)

10.59
Form of Sixth Supplement to Amended and Restated Note Purchase Agreement, dated June 15, 2022, by and between New Mountain Finance Corporation and the purchasers party thereto, relating to the 5.90% Series 2022A Senior Notes due June 15, 2027(46)

10.60
Form of Private Placement Purchase Agreement, dated as of October 27, 2022, by and among New Mountain Finance Corporation and the investor named therein, on behalf of itself and the accounts listed on Exhibit A thereto for whom such investor holds contractual and investment authority, relating to the 7.50% Convertible Notes due October 15, 2025(47)

10.61
Form of Private Placement Purchase Agreement, dated as of March 8, 2023, by and among New Mountain Finance Corporation and the investor named therein, on behalf of itself and the accounts listed on Exhibit A thereto for whom such investor holds contractual and investment authority, relating to the 7.50% Convertible Notes due October 15, 2025(49)

10.62
Seventh Amendment to Loan and Security Agreement, dated as of April 28, 2023, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(50)

10.63
First Amendment to Loan and Security Agreement, dated as of April 28, 2023, by and among New Mountain Finance Corporation, as the collateral manager, NMFC Senior Loan Program IV LLC as the borrower, NMFC Senior Loan Program I LLC and NMFC Senior Loan Program II as guarantor subsidiaries, Wells Fargo Bank, National Association, as the administrative agent, the lender party thereto and Wells Fargo Bank, National Association, as the collateral custodian(50)

10.64
Amendment No. 1, dated May 18, 2023, to Equity Distribution Agreement, dated November 3, 2021, between New Mountain Finance Corporation and B. Riley Securities, Inc. and Raymond James & Associates, Inc.(51)

Exhibit Number	Description
10.65
Amendment No. 2, dated August 23, 2023 to Equity Distribution Agreement, dated November 3, 2021, between New Mountain Finance Corporation and B. Riley Securities, Inc. and Raymond James & Associates Inc.*

10.66
Amendment No. 6 to the Credit and Security Agreement, dated as of June 23, 2023, among NMFC Senior Loan Program III LLC, as borrower, New Mountain Finance Corporation, as collateral manager, and Citibank, N.A., as lender and administrative agent(52)

10.67
Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of June 29, 2023, by and among New Mountain Finance Corporation, as the equityholder, New Mountain Finance DB, L.L.C., as the borrower, U.S. Bank Trust Company, National Association, as the collateral agent, U.S. Bank National Association, as the collateral custodian, and Deutsche Bank AG, New York Branch, as the facility agent, an agent and a lender, and the other agents and lenders party thereto(52)

10.68
Amendment No. 1 to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 29, 2023, among New Mountain Finance Corporation, as borrower, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and syndication agent(52)

10.69	Fee Waiver Letter Delivered to New Mountain Finance Corporation by New Mountain Finance Advisers BDC, L.L.C., dated as of August 7, 2023(53)
10.70
Form of Eighth Amendment to Loan and Security Agreement, dated as of October 26, 2023, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(54)

10.71
Amendment No. 8 to the Loan Financing and Servicing Agreement, dated as of December 14, 2018, by and among New Mountain Finance Corporation, as the equityholder, New Mountain Finance DB, L.L.C. as the borrower, Deutsche Bank AG, New York Branch as the facility agent, Lender and other agent from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian(54)

10.72	Second Amended and Restated Uncommitted Revolving Loan Agreement, by and between New Mountain Finance Corporation, as borrower, and NMF Investments III, L.L.C.. as Lender(54)
10.73
Ninth Amended and Restated Loan and Security Agreement, dated as of February 2, 2024, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian*

10.74
Second Amendment to Loan and Security Agreement, dated as of February 14, 2024, by and among New Mountain Finance Corporation, as the collateral manager, NMFC Senior Loan Program IV LLC as the borrower, NMFC Senior Loan Program I LLC and NMFC Senior Loan Program II as guarantor subsidiaries, Wells Fargo Bank,National Association, as the administrative agent, the lender party thereto and Wells Fargo Bank, National Association, as the collateral custodian*

14.1	Code of Ethics(31)
19.1	Insider Trading Policies and Procedures*
21.1	Subsidiaries of New Mountain Finance Corporation:
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
New Mountain Finance DB, L.L.C. (Delaware)
New Mountain Finance Servicing, L.L.C. (Delaware)
New Mountain Finance SBIC G.P., L.L.C. (Delaware)
New Mountain Finance SBIC II G.P., L.L.C. (Delaware)
New Mountain Finance SBIC, L.P. (Delaware)
New Mountain Finance SBIC II, L.P. (Delaware)
New Mountain Net Lease Corporation (Maryland)

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation*

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
(6)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on May 8, 2014.
(7)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on June 10, 2014.
(8)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on January 5, 2015.
(9)Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 5, 2015.
(10)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on June 30, 2015.
(11)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on March 29, 2016.
(12)Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 4, 2016.
(13)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on October 3, 2016.
(14)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on July 3, 2017.
(15)Previously filed in connection with New Mountain Finance Corporation’s current report on Form 8-K filed on October 31, 2017.
(16)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on February 5, 2018.
(17)Previously filed in connection with New Mountain Finance Corporation’s annual report on Form 10-K filed on February 28, 2018.

(18)Previously filed in connection with New Mountain Finance Corporation’s current report on Form 8-K filed on April 5, 2018.
(19)Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 7, 2018.
(20)Previously filed in connection with New Mountain Finance Corporation’s current report on Form 8-K filed on July 11, 2018.
(21)Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 3 (File No. 333-218040) filed on August 20, 2018.
(22)Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 4 (File No. 333-218040) filed on September 25, 2018.
(23)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on November 27, 2018.
(24)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on December 19, 2018.
(25)Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-218040) filed on February 13, 2019.
(26)Previously filed in connection with New Mountain Finance Corporation's annual report on Form 10-K filed on February 27, 2019.
(27)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on April 3, 2019.
(28)Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Pre-Effective Amendment No. 1 (File No. 333-230326) filed on April 26, 2019.
(29)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on May 3, 2019.
(30)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on May 9, 2019.
(31)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on July 3, 2019.
(32)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on August 16, 2019.
(33)Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 3 (File No. 333-230326) filed on October 25, 2019.
(34)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on December 16, 2019.
(35)Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 6, 2020.
(36)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on September 30, 2020.
(37)Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on November 4, 2020.
(38)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on February 1, 2021.
(39)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on March 31, 2021.
(40)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on April 26, 2021.

(41)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on May 5, 2021.
(42)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on June 9, 2021.
(43)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on November 3, 2021.
(44)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on December 23, 2021.
(45)Previously filed in connection with new Mountain Finance Corporation's current report on Form 8-K filed on November 4, 2021.
(46)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on June 17, 2022.
(47)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on October 28, 2022.
(48)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on November 2, 2022.
(49)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on March 10, 2023.
(50)Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 8, 2023.
(51)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on May 19, 2023.
(52)Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 2, 2023.
(53)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on August 9, 2023.
(54)Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on November 2, 2023.
(55)Previously filed in connection with New Mountain Finance Corporation’s current report on Form 8-K filed on November 13, 2023.
(56)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on February 1, 2024.
* Filed herewith.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2024.

NEW MOUNTAIN FINANCE CORPORATION
By:	/s/ JOHN R. KLINE
John R. Kline President, Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ JOHN R. KLINE	President, Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2024
John R. Kline

By:	/s/ KRIS CORBETT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2024
Kris Corbett

By:	/s/ STEVEN B. KLINSKY	Chairman of the Board of Directors	February 26, 2024
Steven B. Klinsky

By:	/s/ ROBERT A. HAMWEE	Vice Chairman of the Board of Directors	February 26, 2024
Robert A. Hamwee

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President, Chief Administrative Officer and Director	February 26, 2024
Adam B. Weinstein

By:	/s/ ROME G. ARNOLD III	Director	February 26, 2024
Rome G. Arnold III

By:	/s/ BARBARA DANIEL	Director	February 26, 2024
Barbara Daniel

By:	/s/ DANIEL B. HEBERT	Director	February 26, 2024
Daniel B. Hebert

By:	/s/ ALFRED F. HURLEY, JR.	Director	February 26, 2024
Alfred F. Hurley, Jr.

By:	/s/ DAVID OGENS	Director	February 26, 2024
David Ogens