Form 10-Q
period 2024-03-31
New Mountain Finance Corp
filed 2024-05-01
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024
☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
814-00832	New Mountain Finance Corporation	27-2978010
1633 Broadway, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Incorporation: Delaware

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	NMFC	NASDAQ Global Select Market
8.250% Notes due 2028	NMFCZ	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	Shares as of May 1, 2024
Common stock, par value $0.01 per share	106,289,293

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,330,396 and $2,283,490, respectively)	$2,279,598	$2,209,867
Non-controlled/affiliated investments (cost of $109,980 and $107,895, respectively)	113,281	133,659
Controlled investments (cost of $653,810 and $646,823, respectively)	677,103	667,796
Total investments at fair value (cost of $3,094,186 and $3,038,208, respectively)	3,069,982	3,011,322
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	16,500	16,500
Cash and cash equivalents	107,467	70,090
Interest and dividend receivable	43,171	44,107
Receivable from broker	960	—
Deferred tax asset	68	594
Receivable from affiliates	50	82
Other assets	17,409	16,519
Total assets	$3,255,607	$3,159,214
Liabilities
Borrowings
Unsecured Notes	$686,663	$506,500
SBA-guaranteed debentures	300,000	300,000
Holdings Credit Facility	291,563	515,063
Convertible Notes	260,178	260,207
DB Credit Facility	182,000	186,400
NMFC Credit Facility	47,618	36,813
NMNLC Credit Facility II	2,938	2,853
Deferred financing costs (net of accumulated amortization of $56,248 and $54,263, respectively)	(24,370)	(22,387)
Net borrowings	1,746,590	1,785,449
Payable for unsettled securities purchased	94,079	—
Interest payable	23,071	20,440
Management fee payable	10,096	10,116
Incentive fee payable	9,389	8,555
Other liabilities	3,199	2,931
Total liabilities	1,886,424	1,827,491
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, and 106,289,293 and 102,558,859 shares issued and outstanding, respectively	1,063	1,026
Paid in capital in excess of par	1,379,070	1,331,269
Accumulated undistributed earnings	(23,201)	(12,344)
Total net assets of New Mountain Finance Corporation	$1,356,932	$1,319,951
Non-controlling interest in New Mountain Net Lease Corporation	12,251	11,772
Total net assets	$1,369,183	$1,331,723
Total liabilities and net assets	$3,255,607	$3,159,214
Number of shares outstanding	106,289,293	102,558,859
Net asset value per share of New Mountain Finance Corporation	$12.77	$12.87
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$56,237	$60,758
PIK interest income	4,683	3,944
Dividend income	293	47
Non-cash dividend income	4,684	4,166
Other income	1,600	1,918
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	368	9
PIK interest income	836	691
Non-cash dividend income	1,244	1,105
Other income	63	63
From controlled investments:
Interest income (excluding PIK interest income)	1,361	1,444
PIK interest income	4,135	4,388
Dividend income	12,683	10,995
Non-cash dividend income	1,496	1,230
Other income	873	1,195
Total investment income	90,556	91,953
Expenses
Interest and other financing expenses	31,016	30,796
Management fee	10,997	11,638
Incentive fee	9,389	9,597
Professional fees	1,067	965
Administrative expenses	968	1,048
Other general and administrative expenses	465	488
Total expenses	53,902	54,532
Less: management fee waived (See Note 5)	(901)	(1,063)
Net expenses	53,001	53,469
Net investment income before income taxes	37,555	38,484
Income tax expense	1	96
Net investment income	37,554	38,388
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(11,858)	(1,308)
Controlled investments	31	1,973
Foreign currency	—	12
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	23,160	(2,929)
Non-controlled/affiliated investments	(22,463)	(16)
Controlled investments	2,320	8,797
Foreign currency	(23)	26
Provision for taxes	(637)	(131)
Net realized and unrealized (losses) gains	(9,470)	6,424
Net increase in net assets resulting from operations	28,084	44,812
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(676)	(239)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	$27,408	$44,573
Basic earnings per share	$0.26	$0.44
Weighted average shares of common stock outstanding - basic (See Note 11)	103,660,370	100,937,026
Diluted earnings per share	$0.26	$0.40
Weighted average shares of common stock outstanding - diluted (See Note 11)	122,443,478	123,591,432
Distributions declared and paid per share	$0.36	$0.32
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$37,554	$38,388
Net realized (losses) gains on investments and foreign currency	(11,827)	677
Net change in unrealized appreciation of investments and foreign currency	2,994	5,878
Provision for taxes	(637)	(131)
Net increase in net assets resulting from operations	28,084	44,812
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation ("NMNLC")	(676)	(239)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	27,408	44,573
Capital transactions
Net proceeds from shares sold	47,919	—
Offering costs	(81)	(56)
Distributions declared to stockholders from net investment income	(38,265)	(32,300)
Total net increase (decrease) in net assets resulting from capital transactions	9,573	(32,356)
Net increase in net assets	36,981	12,217
New Mountain Finance Corporation net assets at the beginning of the period	1,319,951	1,314,473
New Mountain Finance Corporation net assets at the end of the period	1,356,932	1,326,690
Non-controlling interest in NMNLC	12,251	11,804
Net assets at the end of the period	$1,369,183	$1,338,494

Capital share activity
Shares sold	3,730,434	—
Net increase in shares outstanding	3,730,434	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$28,084	$44,812
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized losses (gains) on investments	11,827	(665)
Net realized gains on translation of assets and liabilities in foreign currencies	—	(12)
Net change in unrealized appreciation of investments	(3,017)	(5,852)
Net change in unrealized depreciation (appreciation) on translation of assets and liabilities in foreign currencies	23	(26)
Amortization of purchase discount	(1,762)	(1,644)
Amortization of deferred financing costs	1,985	1,637
Amortization of premium on Convertible Notes	(29)	(18)
Amortization of discount on 6.875% Unsecured Notes	102	—
Non-cash investment income	(16,527)	(16,270)
Decrease (Increase) in operating assets:
Purchase of investments and delayed draw facilities	(192,397)	(94,352)
Proceeds from sales and paydowns of investments	145,475	67,651
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	120	110
Cash paid for purchase of drawn portion of revolving credit facilities	(76)	—
Cash paid on drawn revolvers	(7,705)	(6,507)
Cash repayments on drawn revolvers	5,036	9,046
Deferred tax asset	527	—
Interest and dividend receivable	949	1,861
Receivable from broker	(960)	—
Receivable from affiliates	32	(91)
Other assets	(922)	(1,495)
Increase (decrease) in operating liabilities:
Management fee payable	(20)	51
Incentive fee payable	834	3,301
Payable for unsettled securities purchased	94,147	—
Interest payable	2,631	939
Payable to affiliates	—	(78)
Deferred tax liability	—	(5,499)
Other liabilities	(78)	(403)
Net cash flows provided by (used in) operating activities	68,279	(3,504)
Cash flows from financing activities
Net proceeds from shares sold	47,919	—
Offering costs paid	(117)	(17)
Distributions paid	(38,265)	(32,300)
Proceeds from Holdings Credit Facility	184,600	29,000
Repayment of Holdings Credit Facility	(408,100)	(33,300)
Proceeds from Convertible Notes	—	60,300
Proceeds from Unsecured Notes	296,994	—
Repayment of Unsecured Notes	(116,500)	(90,000)
Proceeds from NMFC Credit Facility	18,083	157,000
Repayment of NMFC Credit Facility	(6,950)	(110,000)
Repayment of DB Credit Facility	(4,400)	—
Proceeds from NMNLC Credit Facility II	1,140	1,682
Repayment of NMNLC Credit Facility II	(1,055)	(2,347)
Distributions related to non-controlling interest in NMNLC	(197)	(153)
Deferred financing costs paid	(3,955)	(1,189)
Net cash flows used in financing activities	(30,803)	(21,324)
Net increase (decrease) in cash and cash equivalents	37,476	(24,828)
Effect of foreign exchange rate changes on cash and cash equivalents	(99)	37
Cash and cash equivalents at the beginning of the period	70,090	71,190
Cash and cash equivalents at the end of the period	$107,467	$46,399
Supplemental disclosure of cash flow information
Cash interest paid	$25,360	$27,794
Income taxes (received) paid	(10)	5,713
Non-cash operating activities:
Non-cash activity on investments	$20,291	$15,582
Non-cash financing activities:
Accrual for offering costs	$79	$124
Accrual for deferred financing costs	203	84

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(15)	SOFR(M)	5.50%	10.93%	12/2021	12/2027	$22,907	$22,724	$22,907
	First lien (8)(15)	SOFR(M)	5.50%	10.93%	12/2021	12/2027	20,374	20,235	20,374
	First lien (4)(15)	SOFR(M)	5.50%	10.93%	01/2022	12/2027	9,673	9,607	9,673
	First lien (4)(15)	SOFR(M)	5.50%	10.93%	12/2021	12/2027	7,432	7,372	7,432
	Subordinated (3)(15)	FIXED(Q)*	11.50%/PIK	11.50%	12/2021	12/2031	14,419	14,275	13,695
	Subordinated (4)(15)	FIXED(Q)*	11.50%/PIK	11.50%	01/2022	12/2031	5,655	5,598	5,371
								79,811	79,452	5.80%
Associations, Inc.
Business Services	First lien (2)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	12.09%	07/2021	07/2027	33,837	33,745	33,837
	First lien (2)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	12.08%	07/2021	07/2027	9,071	9,043	9,071
	First lien (8)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	12.07%	07/2021	07/2027	9,071	9,043	9,071
	First lien (8)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	12.08%	07/2021	07/2027	5,478	5,462	5,478
	First lien (8)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	12.08%	07/2021	07/2027	4,358	4,345	4,358
	First lien (2)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	12.09%	10/2023	07/2027	4,137	4,119	4,137
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.50%	12.09%	07/2021	07/2027	1,819	1,810	1,819
								67,567	67,771	4.95%
Knockout Intermediate Holdings I Inc. (32)
Kaseya Inc.
Software	First lien (2)(15)	SOFR(Q)*	3.50% + 2.50%/PIK	11.31%	06/2022	06/2029	64,039	63,657	64,039
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.50%	10.80%	06/2022	06/2029	973	966	973
	First lien (3)(15)	SOFR(Q)	5.50%	10.81%	06/2022	06/2029	238	237	238
								64,860	65,250	4.77%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(15)	SOFR(M)	5.25%	10.68%	08/2021	08/2029	40,169	39,915	40,169
	First lien (5)(15)	SOFR(M)	5.25%	10.68%	08/2021	08/2029	21,611	21,540	21,611
	First lien (2)(15)	SOFR(M)	5.25%	10.68%	10/2019	08/2029	450	445	450
								61,900	62,230	4.55%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

GS Acquisitionco, Inc.
Software	First lien (2)	SOFR(Q)	5.00%	10.30%	08/2019	05/2028	$34,993	$34,927	$35,080
	First lien (5)	SOFR(Q)	5.00%	10.30%	08/2019	05/2028	21,465	21,424	21,519
								56,351	56,599	4.13%
CentralSquare Technologies, LLC
Software	Second lien (3)	SOFR(M)	7.50%	12.93%	08/2018	08/2026	47,838	47,602	47,838
	Second lien (8)	SOFR(M)	7.50%	12.93%	08/2018	08/2026	7,500	7,463	7,500
								55,065	55,338	4.04%
iCIMS, Inc.
Software	First lien (2)(15)	SOFR(Q)*	3.88%/PIK + 3.38%	12.58%	09/2023	08/2028	43,695	43,453	44,132
	First lien (2)(15)	SOFR(Q)	7.25%	12.58%	10/2022	08/2028	7,366	7,314	7,440
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.75%	12.05%	08/2022	08/2028	265	268	265
								51,035	51,837	3.79%
IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(15)	SOFR(M)	5.50%	10.93%	07/2021	07/2028	18,659	18,563	18,659
	First lien (8)(15)	SOFR(M)	5.50%	10.93%	07/2022	07/2028	7,824	7,763	7,824
	Subordinated (3)(15)	SOFR(Q)	8.25%	13.66%	07/2022	07/2029	17,245	17,066	17,245
								43,392	43,728	3.19%
Deca Dental Holdings LLC
Healthcare	First lien (2)(15)	SOFR(Q)	5.75%	11.16%	08/2021	08/2028	37,381	37,120	36,813
	First lien (3)(15)	SOFR(Q)	5.75%	11.16%	08/2021	08/2028	3,935	3,906	3,875
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.75%	11.16%	08/2021	08/2027	3,027	2,997	2,981
								44,023	43,669	3.19%
RealPage, Inc.
Software	Second lien (2)	SOFR(M)	6.50%	11.94%	03/2024	04/2029	41,887	41,674	41,676	3.04%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First lien (2)(15)(18) - Drawn	SOFR(Q)	5.50%	10.81%	05/2022	10/2027	15,019	14,989	15,018
	First lien (8)(15)	SOFR(Q)	5.50%	10.82%	08/2021	10/2027	12,000	11,975	12,000
	First lien (2)(15)	SOFR(Q)	5.50%	10.82%	08/2021	10/2027	6,711	6,693	6,711
	First lien (8)(15)	SOFR(Q)	5.50%	10.84%	01/2022	10/2027	1,238	1,229	1,238
	First lien (8)(15)	SOFR(Q)	5.50%	10.81%	01/2022	10/2027	830	824	830
	Subordinated (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	05/2023	05/2033	3,647	3,599	3,647
								39,309	39,444	2.88%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

MRI Software LLC
Software	First lien (5)(15)	SOFR(Q)	5.50%	10.90%	01/2020	02/2027	$21,598	$21,557	$21,598
	First lien (3)(15)	SOFR(Q)	5.50%	10.90%	03/2021	02/2027	7,650	7,637	7,650
	First lien (2)(15)	SOFR(Q)	5.50%	10.90%	03/2021	02/2027	4,557	4,550	4,557
	First lien (2)(15)	SOFR(Q)	5.50%	10.90%	01/2020	02/2027	3,132	3,125	3,132
	First lien (3)(15)	SOFR(Q)	5.50%	10.90%	01/2020	02/2027	799	797	799
								37,666	37,736	2.76%
Recorded Future, Inc.
Software	First lien (8)(15)	SOFR(Q)	5.25%	10.66%	08/2019	07/2025	24,158	24,096	24,158
	First lien (2)(15)	SOFR(Q)	5.25%	10.66%	03/2021	07/2025	12,492	12,458	12,492
								36,554	36,650	2.68%
Foreside Financial Group, LLC
Business Services	First lien (2)(15)	SOFR(Q)	5.25%	10.74%	05/2022	09/2027	33,612	33,373	33,612
	First lien (3)(15)	SOFR(Q)	5.25%	10.74%	05/2022	09/2027	2,401	2,378	2,401
								35,751	36,013	2.63%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (8)(15)	SOFR(Q)	5.75%	11.16%	10/2021	10/2028	21,791	21,636	21,436
	First lien (2)(15)	SOFR(Q)	5.75%	11.16%	10/2021	10/2028	14,737	14,633	14,497
								36,269	35,933	2.62%
OEC Holdco, LLC (21)
OEConnection LLC
Software	Second lien (2)	SOFR(M)	7.00%	12.43%	12/2021	09/2027	23,406	23,248	23,406
	Second lien (2)	SOFR(M)	7.00%	12.43%	09/2019	09/2027	12,044	11,980	12,044
								35,228	35,450	2.59%
IG Investments Holdings, LLC
Business Services	First lien (2)(15)	SOFR(Q)	6.00%	11.41%	09/2021	09/2028	28,765	28,561	28,765
	First lien (2)(15)	SOFR(Q)	6.00%	11.41%	02/2022	09/2028	4,203	4,187	4,203
	First lien (8)(15)	SOFR(Q)	6.00%	11.41%	03/2024	09/2028	1,699	1,699	1,699
	First lien (8)(15)	SOFR(Q)	6.00%	11.41%	03/2024	09/2028	224	224	224
								34,671	34,891	2.55%
TigerConnect, Inc.
Healthcare	First lien (2)(15)	SOFR(Q)*	3.38% + 3.38%/PIK	12.21%	02/2022	02/2028	29,868	29,655	29,868
	First lien (2)(15)(18) - Drawn	SOFR(Q)*	3.38% + 3.38%/PIK	12.21%	02/2022	02/2028	1,624	1,624	1,624
								31,279	31,492	2.30%
Diamond Parent Holdings Corp. (27)
Diligent Corporation
Software	First lien (2)(15)	SOFR(Q)	5.75%	11.21%	03/2021	08/2025	17,360	17,329	17,360
	First lien (3)(15)	SOFR(Q)	6.25%	11.71%	12/2018	08/2025	5,753	5,742	5,753
	First lien (2)(15)	SOFR(Q)	5.75%	11.21%	03/2021	08/2025	5,664	5,655	5,664
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.25%	11.71%	03/2021	08/2025	1,595	1,587	1,595
								30,313	30,372	2.22%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

OA Topco, L.P. (31)
OA Buyer, Inc.
Healthcare	First lien (2)(15)	SOFR(M)	5.50%	10.83%	12/2021	12/2028	$27,637	$27,432	$27,637
	First lien (2)(15)	SOFR(M)	5.50%	10.83%	05/2022	12/2028	1,749	1,736	1,749
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.50%	10.83%	12/2021	12/2028	480	475	480
								29,643	29,866	2.18%
Fortis Solutions Group, LLC
Packaging	First lien (2)(15)	SOFR(Q)	5.50%	10.90%	10/2021	10/2028	17,308	17,181	17,308
	First lien (8)(15)	SOFR(Q)	5.50%	10.90%	10/2021	10/2028	10,067	9,995	10,067
	First lien (3)(15)	SOFR(Q)	5.50%	10.90%	10/2021	10/2028	1,175	1,165	1,175
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.50%	10.90%	06/2022	10/2028	741	734	741
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.50%	10.90%	10/2021	10/2027	143	142	143
	First lien (3)(15)	SOFR(Q)	5.50%	10.90%	10/2021	10/2028	80	80	80
								29,297	29,514	2.16%
Foundational Education Group, Inc.
Education	Second lien (5)(15)	SOFR(Q)	6.50%	12.07%	08/2021	08/2029	22,500	22,414	22,500
	Second lien (2)(15)	SOFR(Q)	6.50%	12.07%	08/2021	08/2029	7,009	6,990	7,009
								29,404	29,509	2.16%
NMC Crimson Holdings, Inc.
Healthcare	First lien (8)(15)	SOFR(Q)	6.09%	11.57%	03/2021	03/2028	19,259	19,076	19,259
	First lien (3)(15)	SOFR(Q)	6.09%	11.57%	03/2021	03/2028	5,012	4,994	5,012
	First lien (2)(15)	SOFR(Q)	6.09%	11.57%	03/2021	03/2028	4,913	4,866	4,913
								28,936	29,184	2.13%
PetVet Care Centers, LLC
Consumer Services	First lien (2)(15)	SOFR(M)	6.00%	11.33%	10/2023	11/2030	28,359	28,084	28,359	2.07%
Syndigo LLC
Software	Second lien (4)(15)	SOFR(M)	8.00%	13.44%	12/2020	12/2028	22,500	22,383	22,500
	Second lien (2)(15)	SOFR(M)	8.00%	13.44%	02/2022	12/2028	5,697	5,708	5,697
								28,091	28,197	2.06%
Sierra Enterprises, LLC
Food & Beverage	First lien (3)(15)	SOFR(Q)*	4.25%/PIK + 2.50%	12.06%	06/2023	05/2027	27,954	24,533	27,608	2.02%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

ACI Parent Inc.(28)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(15)	SOFR(M)	5.50%	10.93%	08/2021	08/2028	$21,969	$21,819	$21,384
	First lien (3)(15)	SOFR(M)	5.50%	10.93%	08/2021	08/2028	3,894	3,863	3,790
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.50%	10.93%	08/2021	08/2028	2,039	2,020	1,985
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.50%	10.93%	08/2021	08/2027	353	350	344
								28,052	27,503	2.01%
Nelipak Holding Company
Packaging	First lien (3)(16)	EURIBOR(Q)	5.50%	9.40%	03/2024	03/2031	€16,648	17,897	17,829
	First lien (2)	SOFR(Q)	5.50%	10.81%	03/2024	03/2031	$9,092	9,023	9,023
								26,920	26,852	1.96%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)(15)	SOFR(M)	7.25%	12.68%	08/2018	08/2026	18,266	18,240	18,266
	Second lien (8)(15)	SOFR(M)	7.25%	12.68%	08/2018	08/2026	7,500	7,489	7,500
								25,729	25,766	1.88%
Idera, Inc.
Software	Second lien (4)(15)	SOFR(Q)	6.75%	12.21%	06/2019	03/2029	22,500	22,280	22,500
	Second lien (3)(15)	SOFR(Q)	6.75%	12.21%	04/2021	03/2029	3,000	2,988	3,000
								25,268	25,500	1.86%
Pioneer Topco I, L.P. (30)
Pioneer Buyer I, LLC
Software	First lien (8)(15)	SOFR(Q)*	7.00%/PIK	12.31%	11/2021	11/2028	17,321	17,222	17,321
	First lien (3)(15)	SOFR(Q)*	7.00%/PIK	12.31%	03/2024	11/2028	5,768	5,761	5,768
	First lien (8)(15)	SOFR(Q)*	7.00%/PIK	12.31%	03/2022	11/2028	2,374	2,359	2,374
								25,342	25,463	1.86%
DOCS, MSO, LLC
Healthcare	First lien (8)(15)	SOFR(M)	5.75%	11.17%	06/2022	06/2028	18,525	18,525	18,379
	First lien (4)(15)	SOFR(M)	5.75%	11.17%	06/2022	06/2028	6,937	6,937	6,883
								25,462	25,262	1.85%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (2)(15)	SOFR(Q)	5.25%	10.70%	02/2022	02/2028	19,110	19,042	19,110
	First lien (2)(15)	SOFR(Q)	5.25%	10.70%	02/2022	02/2028	5,317	5,296	5,317
	First lien (3)(15)	SOFR(Q)	5.25%	10.70%	02/2022	02/2028	698	695	698
								25,033	25,125	1.84%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)(15)	SOFR(Q)	6.75%	12.19%	11/2019	11/2027	$22,500	$22,433	$20,846
	Second lien (2)(15)	SOFR(Q)	6.75%	12.19%	11/2019	11/2027	4,208	4,185	3,899
								26,618	24,745	1.81%
FS WhiteWater Holdings, LLC (29)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(15)	SOFR(Q)	5.75%	11.21%	12/2021	12/2027	10,264	10,194	10,264
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.00%	11.47%	07/2022	12/2027	4,952	4,909	4,952
	First lien (5)(15)	SOFR(Q)	5.75%	11.21%	12/2021	12/2027	3,445	3,420	3,445
	First lien (5)(15)	SOFR(Q)	5.75%	11.21%	12/2021	12/2027	3,423	3,400	3,423
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.75%	11.23%	12/2021	12/2027	1,295	1,282	1,295
								23,205	23,379	1.71%
Xactly Corporation
Software	First lien (4)(15)	SOFR(Q)	7.25%	12.69%	07/2017	07/2025	22,500	22,476	22,500	1.64%
Bullhorn, Inc.
Software	First lien (2)(15)	SOFR(M)	5.50%	10.93%	09/2019	09/2026	16,444	16,393	16,444
	First lien (2)(15)	SOFR(M)	5.50%	10.93%	10/2021	09/2026	3,398	3,393	3,398
	First lien (2)(15)	SOFR(M)	5.50%	10.93%	09/2019	09/2026	761	758	761
	First lien (2)(15)	SOFR(M)	5.50%	10.93%	09/2019	09/2026	341	340	341
	First lien (2)(15)	SOFR(M)	5.50%	10.93%	09/2019	09/2026	272	271	272
								21,155	21,216	1.55%
YLG Holdings, Inc.
Business Services	First lien (5)(15)	SOFR(Q)	5.00%	10.41%	11/2019	10/2025	17,631	17,604	17,631
	First lien (5)(15)	SOFR(Q)	5.00%	10.41%	11/2019	10/2025	2,296	2,292	2,296
	First lien (5)(15)	SOFR(Q)	5.00%	10.42%	10/2021	10/2025	1,201	1,194	1,201
	First lien (5)(15)(18) - Drawn	SOFR(Q)	5.50%	10.87%	10/2021	10/2025	80	80	80
								21,170	21,208	1.55%
MED Parentco, LP
Healthcare	Second lien (8)	SOFR(M)	8.25%	13.69%	08/2019	08/2027	20,857	20,774	20,857	1.52%
AAC Lender Holdings, LLC(26)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(15)	SOFR(M)(35)*	5.75%/PIK + 0.50%	11.68%	09/2015	09/2026	29,879	29,842	20,446
	First lien (3)(15)	SOFR(M)(35)*	13.50%/PIK + 0.50%	19.43%	06/2021	09/2026	1,527	1,527	—
	Subordinated (3)(15)	SOFR(Q)(35)*	1.00%/PIK	6.48%	03/2021	09/2026	5,230	—	—
								31,369	20,446	1.49%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Cardinal Parent, Inc.
Software	First lien (4)	SOFR(Q)	4.50%	9.95%	10/2020	11/2027	$11,822	$11,770	$11,083
	Second lien (4)(15)	SOFR(Q)	7.75%	13.20%	11/2020	11/2028	9,767	9,701	9,051
								21,471	20,134	1.47%
Brave Parent Holdings, Inc.
Software	First lien (5)(15)	SOFR(Q)	5.00%	10.31%	11/2023	11/2030	20,171	20,073	20,070	1.47%
Ambrosia Holdco Corp(34)
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(15)	SOFR(M)*	5.25%/PIK	10.58%	01/2024	06/2029	10,604	10,269	9,649
	First lien (8)(15)	SOFR(M)*	5.25%/PIK	10.58%	01/2024	06/2029	9,144	9,030	8,321
	First lien (3)	SOFR(M)*	2.00%/PIK + 1.00%	8.33%	03/2024	06/2029	1,684	1,338	1,338
	Subordinated (2)(15)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	279	279	279
	Subordinated (8)(15)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	269	269	269
								21,185	19,856	1.45%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(15)	SOFR(S)	5.75%	11.29%	06/2021	06/2027	15,382	15,289	15,382
	First lien (2)(15)(18) - Drawn	SOFR(S)	5.75%	11.08%	06/2021	06/2027	4,295	4,262	4,295
								19,551	19,677	1.44%
Notorious Topco, LLC
Consumer Products	First lien (8)(15)	SOFR(Q)	6.75%	12.21%	11/2021	11/2027	9,924	9,874	9,207
	First lien (8)(15)	SOFR(Q)	6.75%	12.21%	05/2022	11/2027	9,800	9,747	9,091
	First lien (3)(15)	SOFR(Q)	6.75%	12.21%	11/2021	11/2027	865	856	802
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.75%	12.22%	11/2021	05/2027	293	291	272
								20,768	19,372	1.41%
Convey Health Solutions, Inc.
Healthcare	First lien (4)(15)	SOFR(Q)	5.25%	10.66%	09/2019	09/2026	18,974	18,888	16,506
	First lien (4)(15)	SOFR(Q)	5.25%	10.66%	02/2022	09/2026	3,168	3,141	2,756
								22,029	19,262	1.41%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)	SOFR(M)	6.75%	12.19%	03/2021	03/2029	20,313	20,276	19,060	1.39%
Groundworks, LLC
Business Services	First lien (4)	SOFR(M)	3.50%	8.83%	03/2024	03/2031	19,003	18,813	18,813	1.37%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(15)	SOFR(M)	5.25%	10.68%	02/2020	02/2026	14,756	14,730	14,756
	First lien (5)(15)	SOFR(M)	5.25%	10.68%	02/2024	02/2026	2,663	2,644	2,663
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.25%	10.68%	02/2020	02/2026	1,219	1,213	1,219
								18,587	18,638	1.36%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Power Grid Holdings, Inc.
Business Products	First lien (4)(15)	SOFR(Q)	4.75%	10.09%	11/2023	12/2030	$18,193	$18,018	$18,011
	First lien (3)(15)(18) - Drawn	SOFR(M)	4.75%	10.08%	11/2023	12/2030	107	106	106
								18,124	18,117	1.32%
Avalara, Inc.
Software	First lien (8)(15)	SOFR(Q)	7.25%	12.56%	10/2022	10/2028	17,198	17,023	17,198	1.26%
PDI TA Holdings, Inc.
Software	First lien (4)(15)	SOFR(M)	5.50%	10.83%	01/2024	02/2031	16,300	16,220	16,219	1.18%
Oranje Holdco, Inc.
Education	First lien (8)(15)	SOFR(Q)	7.50%	12.81%	02/2023	02/2029	7,440	7,360	7,440
	First lien (2)(15)	SOFR(Q)	7.50%	12.81%	02/2023	02/2029	7,440	7,360	7,440
								14,720	14,880	1.09%
EAB Global, Inc.
Education	Second lien (2)(15)	SOFR(M)	6.50%	11.94%	08/2021	08/2029	14,868	14,700	14,868	1.09%
Coupa Holdings, LLC
Software	First lien (8)(15)	SOFR(Q)	7.50%	12.81%	02/2023	02/2030	14,460	14,298	14,749	1.08%
Houghton Mifflin Harcourt Company
Education	First lien (8)	SOFR(M)	5.25%	10.68%	10/2023	04/2029	14,605	14,170	14,498	1.06%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(15)	SOFR(Q)	6.00%	11.36%	05/2022	05/2029	12,812	12,710	12,716
	First lien (3)(15)(18) - Drawn	SOFR(S)	6.00%	11.38%	05/2022	05/2029	1,281	1,269	1,272
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.00%	11.31%	05/2022	05/2028	248	245	246
								14,224	14,234	1.04%
Daxko Acquisition Corporation
Software	First lien (8)(15)	SOFR(M)	5.50%	10.93%	10/2021	10/2028	12,978	12,885	12,978
	First lien (2)(15)	SOFR(M)	5.50%	10.93%	10/2021	10/2028	1,093	1,085	1,093
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.50%	10.93%	10/2021	10/2028	65	65	65
	First lien (3)(15)(18) - Drawn	P(Q)	4.50%	13.00%	10/2021	10/2027	58	57	58
								14,092	14,194	1.04%
Calabrio, Inc.
Software	First lien (5)(15)	SOFR(M)	7.13%	12.45%	04/2021	04/2027	12,347	12,293	12,230
	First lien (5)(15)	SOFR(M)	7.13%	12.45%	01/2024	04/2027	1,582	1,567	1,566
								13,860	13,796	1.01%
CFS Management, LLC
Healthcare	First lien (2)(15)	SOFR(Q)*	6.25% + 2.75%/PIK	14.56%	08/2019	07/2024	11,193	11,189	10,326
	First lien (2)(15)	SOFR(Q)*	6.25% + 2.75%/PIK	14.56%	08/2019	07/2024	3,334	3,333	3,076
								14,522	13,402	0.98%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

USRP Holdings, Inc.
Business Services	First lien (2)(15)	SOFR(S)	5.75%	11.18%	07/2021	07/2027	$5,599	$5,564	$5,599
	First lien (8)(15)	SOFR(S)	5.75%	11.18%	07/2021	07/2027	5,599	5,564	5,599
	First lien (3)(15)	SOFR(S)	5.75%	11.18%	07/2021	07/2027	1,458	1,448	1,457
								12,576	12,655	0.92%
Anaplan, Inc.
Software	First lien (8)(15)	SOFR(Q)	6.50%	11.81%	06/2022	06/2029	10,618	10,539	10,618	0.78%
Project Accelerate Parent, LLC
Software	First lien (5)(15)	SOFR(Q)	5.25%	10.58%	02/2024	02/2031	10,572	10,520	10,518	0.77%
Specialtycare, Inc.
Healthcare	First lien (2)(15)	SOFR(Q)	5.75%	11.34%	06/2021	06/2028	10,326	10,231	9,949
	First lien (3)(15)(18) - Drawn	SOFR(M)	4.00%	9.44%	06/2021	06/2026	101	99	96
	First lien (3)(15)	SOFR(Q)	5.75%	11.33%	06/2021	06/2028	78	76	75
								10,406	10,120	0.74%
Virtusa Corporation
Business Services	Subordinated (3)	FIXED(S)	7.13%	7.13%	10/2022	12/2028	11,001	9,063	9,888	0.72%
Ciklum Inc.**
Business Services	First lien (2)(15)	SOFR(Q)	7.00%	12.41%	02/2024	02/2030	9,608	9,490	9,488	0.69%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(15)	SOFR(Q)*	6.75% + 2.00%/PIK	14.05%	07/2021	07/2027	8,425	8,368	8,313
	First lien (3)(15)(18) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	14.08%	07/2021	07/2026	940	930	927
								9,298	9,240	0.67%
Safety Borrower Holdings LLC
Software	First lien (2)(15)	SOFR(Q)	5.25%	10.82%	09/2021	09/2027	7,523	7,497	7,523
	First lien (8)(15)	SOFR(Q)	5.25%	10.82%	03/2024	09/2027	1,538	1,538	1,538
	First lien (3)(15)(18) - Drawn	P(Q)	4.25%	12.75%	09/2021	09/2027	77	76	77
								9,111	9,138	0.67%
KPSKY Acquisition Inc.
Business Services	First lien (8)(15)	SOFR(Q)	5.25%	10.66%	10/2021	10/2028	6,880	6,831	6,880
	First lien (8)(15)	SOFR(Q)	5.25%	10.67%	06/2022	10/2028	1,158	1,147	1,158
	First lien (8)(15)	SOFR(M)	5.25%	10.68%	10/2021	10/2028	788	783	788
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.75%	11.18%	11/2023	10/2028	19	19	19
								8,780	8,845	0.65%
Icefall Parent, Inc.
Software	First lien (8)(15)	SOFR(Q)	6.50%	11.80%	01/2024	01/2030	8,696	8,611	8,609	0.63%
Ncontracts, LLC
Software	First lien (2)(15)	SOFR(S)	6.50%	11.80%	12/2023	12/2029	8,372	8,271	8,267
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.50%	11.82%	12/2023	12/2029	77	76	76
								8,347	8,343	0.61%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(15)	—	—	—	05/2013	—	$14,500	$14,500	$7,975	0.58%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second lien (8)(15)	SOFR(M)	6.75%	12.19%	11/2021	12/2029	7,950	7,919	7,887	0.58%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (4)(15)	SOFR(Q)	5.75%	11.09%	08/2022	08/2029	7,514	7,451	7,514	0.55%
DS Admiral Bidco, LLC
Software	First lien (2)(15)	SOFR(Q)	7.00%	12.30%	12/2022	03/2028	7,453	7,362	7,453	0.54%
Alegeus Technologies Holdings Corp.
Healthcare	First lien (8)(15)	SOFR(S)	8.25%	13.75%	09/2018	09/2026	7,027	7,030	7,027	0.51%
Community Brands ParentCo, LLC
Software	First lien (2)(15)	SOFR(M)	5.50%	10.93%	02/2022	02/2028	7,073	7,022	6,943	0.51%
Sun Acquirer Corp.
Consumer Services	First lien (2)(15)	SOFR(M)	5.75%	11.19%	09/2021	09/2028	3,935	3,910	3,935
	First lien (2)(15)	SOFR(M)	5.75%	11.19%	09/2021	09/2028	2,781	2,751	2,781
								6,661	6,716	0.49%
Greenway Health, LLC
Healthcare	First lien (8)(15)	SOFR(S)	6.75%	11.93%	12/2023	04/2029	6,349	6,258	6,349	0.46%
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.)(22)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First lien (8)(15)	SOFR(Q)	7.00%	12.48%	05/2021	05/2027	6,172	6,136	6,172
	First lien (3)(15)(18) - Drawn	P(Q)	6.00%	14.50%	05/2021	05/2027	42	41	42
								6,177	6,214	0.45%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(15)	P(Q)(35)*	7.00%/PIK	15.50%	06/2017	05/2025	14,500	14,445	5,610	0.41%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (8)(15)	SOFR(Q)	5.50%	10.96%	11/2021	11/2027	5,096	5,060	5,096	0.37%
Healthspan Buyer, LLC
Healthcare	First lien (8)(15)	SOFR(Q)	5.75%	11.06%	10/2023	10/2030	5,108	5,059	5,055	0.37%
Cube Industrials Buyer Inc.
Business Products	First lien (3)(15)	SOFR(Q)	6.00%	11.30%	10/2023	10/2030	4,483	4,451	4,450	0.33%
CommerceHub, Inc.
Software	First lien (3)(15)	SOFR(Q)	6.25%	11.58%	06/2023	12/2027	3,950	3,574	3,950	0.29%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (8)(15)	SOFR(M)	5.50%	10.93%	03/2024	11/2028	2,054	2,054	2,054
	First lien (8)(15)	SOFR(M)	5.50%	10.93%	03/2024	11/2028	1,792	1,792	1,792
								3,846	3,846	0.28%
Project Power Buyer, LLC
Software	First lien (2)(15)	SOFR(Q)	7.00%	12.30%	01/2023	05/2026	3,544	3,508	3,544	0.26%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Next Holdco, LLC
Healthcare	First lien (2)(15)	SOFR(Q)	6.00%	11.32%	11/2023	11/2030	$3,520	$3,495	$3,494	0.26%
Kene Acquisition, Inc.
Business Services	First lien (2)(15)	SOFR(Q)	5.25%	10.57%	02/2024	02/2031	3,527	3,492	3,492	0.26%
DCA Investment Holding, LLC
Healthcare	First lien (2)(15)	SOFR(Q)	6.41%	11.71%	03/2021	04/2028	1,818	1,811	1,793
	First lien (3)(15)	SOFR(Q)	6.50%	11.80%	12/2022	04/2028	1,018	1,005	1,006
								2,816	2,799	0.20%
New Trojan Parent, Inc.
Healthcare	Second lien (2)	SOFR(M)(35)*	9.25%/PIK	14.69%	01/2021	01/2029	26,762	26,663	335
	Second lien (3)	SOFR(M)(35)*	9.25%/PIK	14.69%	03/2024	01/2029	9,162	115	115
								26,778	450	0.03%
PPVA Fund, L.P.
Business Services	Collateralized Financing (35)(36)	—	—	—	11/2014	—	—	—	—	—%
Total Funded Debt Investments - United States								$2,031,630	$1,977,953	144.49%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(15)	SOFR(M)	8.25%	13.69%	10/2019	10/2027	$34,459	$34,309	$34,459	2.52%
Integro Parent Inc.**
Business Services	First lien (2)(15)	SOFR(Q)*	12.25%/PIK	17.56%	10/2015	10/2024	4,266	4,265	4,266
	First lien (3)(15)	SOFR(Q)*	12.25%/PIK	17.56%	06/2018	10/2024	842	840	842
	Second lien (3)(15)	SOFR(Q)*	12.25%/PIK	17.56%	10/2015	10/2024	14,257	13,491	13,733
								18,596	18,841	1.38%
Total Funded Debt Investments - United Kingdom								$52,905	$53,300	3.90%
Funded Debt Investments - Jersey
Tennessee Bidco Limited **
Business Services	First lien (3)(15)(16)	SONIA(D)*	5.00% +2.50% /PIK	12.97%	08/2021	08/2028	£13,205	$18,081	$16,668
	First lien (3)(15)(16)	SONIA(D)*	5.00% +2.50% /PIK	12.97%	08/2021	08/2028	£10,803	13,499	13,635
	First lien (3)(15)	SOFR(S)*	5.00% +2.50% /PIK	12.68%	08/2021	08/2028	$10,446	10,338	10,446
	First lien (3)(15)	SOFR(S)*	5.00% +2.50% /PIK	12.90%	08/2021	08/2028	$6,406	6,336	6,406
	First lien (3)(15)(16)	EURIBOR(S)*	5.00% +2.50% /PIK	11.37%	08/2021	08/2028	€726	736	783
								48,990	47,938	3.50%
Total Funded Debt Investments - Jersey								$48,990	$47,938	3.50%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (8)(15)	SOFR(Q)	7.25%	12.55%	12/2022	12/2029	$3,454	$3,409	$3,454
	First lien (8)(15)	SOFR(Q)	6.75%	12.05%	12/2023	12/2029	1,345	1,332	1,332
								4,741	4,786	0.35%
Total Funded Debt Investments - Australia								$4,741	$4,786	0.35%
Total Funded Debt Investments								$2,138,266	$2,083,977	152.24%
Equity - United States
Dealer Tire Holdings, LLC
Distribution & Logistics	Preferred shares (3)(15)	FIXED(S)*	7.00%/PIK	7.00%	09/2021	—	56,271	$70,383	$75,568	5.52%
Symplr Software Intermediate Holdings, Inc.
Healthcare	Preferred shares (4)(15)	SOFR(Q)*	10.50%/PIK	15.90%	11/2018	—	7,500	14,563	14,110
	Preferred shares (3)(15)	SOFR(Q)*	10.50%/PIK	15.90%	11/2018	—	2,586	5,020	4,864
								19,583	18,974	1.39%
Knockout Intermediate Holdings I Inc. (32)
Software	Preferred shares (3)(15)	SOFR(S)*	10.75%/PIK	16.07%	06/2022	—	15,150	17,844	18,028	1.32%
ACI Parent Inc.(28)
Healthcare	Preferred shares (3)(15)	FIXED(Q)*	11.75%/PIK	11.75%	08/2021	—	12,500	16,897	15,288	1.12%
Diamond Parent Holdings Corp. (27)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(15)	FIXED(S)*	10.50%/PIK	10.50%	04/2021	—	10,000	12,773	12,464	0.91%
Project Essential Super Parent, Inc.
Software	Preferred shares (3)(15)	SOFR(Q)*	9.50%/PIK	14.81%	04/2021	—	10,000	14,276	12,480	0.91%
OEC Holdco, LLC (21)
Software	Preferred shares (12)	FIXED(S)*	11.00%/PIK	11.00%	12/2021	—	7,214	8,906	8,978	0.66%
HB Wealth Management, LLC
Financial Services	Preferred shares (11)(15)	FIXED(Q)	4.00%	4.00%	09/2021	—	48,303	4,765	6,023	0.44%
FS WhiteWater Holdings, LLC (29)
Consumer Services	Ordinary shares (5)(15)	—	—	—	12/2021	—	50,000	5,000	4,435	0.32%
OA Topco, L.P. (31)
Healthcare	Ordinary shares (3)(15)	—	—	—	12/2021	—	2,000,000	2,000	3,620	0.26%
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.)(22)
Healthcare	Preferred shares (3)(15)	FIXED(Q)*	11.00%/PIK	11.00%	05/2021	—	2,333	3,075	2,945	0.22%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Ambrosia Holdco Corp. (34)
Distribution & Logistics	Ordinary shares (8)(15)	—	—	—	01/2024	—	122,044	$1,300	$1,300
	Ordinary shares (2)(15)	—	—	—	01/2024	—	126,536	1,348	1,348
								2,648	2,648	0.19%
Pioneer Topco I, L.P. (30)
Software	Ordinary shares (13)(15)	—	—	—	11/2021	—	199,980	2,000	1,959	0.14%
GEDC Equity, LLC
Healthcare	Ordinary shares (3)(15)	—	—	—	06/2023	—	190,000	190	100	0.01%
Ancora Acquisition LLC
Education	Preferred shares (9)(15)	—	—	—	08/2013	—	372	83	—	—%
AAC Lender Holdings, LLC(26)
Education	Ordinary shares (3)(15)	—	—	—	03/2021	—	758	—	—	—%
Total Shares - United States								$180,423	$183,510	13.41%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(15)	FIXED(Q)*	12.25%/PIK	12.25%	09/2017	—	126,554	$12,576	$12,534	0.92%
Total Shares - Hong Kong								$12,576	$12,534	0.92%
Total Shares								$192,999	$196,044	14.33%
Total Funded Investments								$2,331,265	$2,280,021	166.57%
Unfunded Debt Investments - United States
Coupa Holdings, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	02/2023	08/2024	$1,291	$—	$26
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2023	02/2029	989	(12)	—
								(12)	26	0.00%
KPSKY Acquisition Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	11/2023	11/2025	1,568	—	—	—%
AAC Lender Holdings, LLC(26)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(15)(18) - Undrawn	—	—	—	01/2021	09/2026	2,652	—	—	—%
Riskonnect Parent, LLC
Software	First lien (3)(18) - Undrawn	—	—	—	03/2024	03/2026	6,349	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Higginbotham Insurance Agency, Inc.
Business Services	First lien (3)(18) - Undrawn	—	—	—	03/2024	03/2026	$8,000	$—	$—	—%
FS WhiteWater Holdings, LLC (29)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2022	07/2024	769	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2027	105	(1)	—
								(1)	—	—%
Safety Borrower Holdings LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	435	(2)	—	—%
Project Power Buyer, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2023	05/2025	184	(3)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(15)(18) - Undrawn	—	—	—	02/2020	02/2026	580	(3)	—	—%
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.)(22)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	05/2021	05/2027	375	(4)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	08/2022	08/2029	486	(5)	—	—%
Sun Acquirer Corp.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	559	(5)	—	—%
Bullhorn, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	09/2019	09/2026	852	(6)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First lien (2)(15)(18) - Undrawn	—	—	—	05/2022	05/2024	684	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	10/2027	2,040	(6)	—
								(6)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

USRP Holdings, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2027	$893	$(9)	$—	—%
Daxko Acquisition Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	04/2024	459	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2027	928	(9)	—
								(9)	—	—
Associations, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2027	1,724	(9)	—	—%
Xactly Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	07/2017	07/2025	992	(10)	—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	1,969	(10)	—	—%
MRI Software LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2020	02/2027	2,002	(10)	—	—%
Diamond Parent Holdings Corp. (27)
Diligent Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	03/2021	08/2025	2,029	(10)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(15)(18) - Undrawn	—	—	—	06/2021	06/2024	958	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2021	06/2027	1,501	(15)	—
								(15)	—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	11/2026	1,161	(16)	—	—%
Recorded Future, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	08/2019	07/2025	2,981	(20)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

YLG Holdings, Inc.
Business Services	First lien (5)(15)(18) - Undrawn	—	—	—	10/2021	12/2024	$785	$—	$—
	First lien (3)(15)(18) - Undrawn	—	—	—	11/2019	10/2025	3,968	(20)	—
								(20)	—	—%
Foreside Financial Group, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2024	2,497	—	—
	First lien (3)(18) - Undrawn	—	—	—	03/2024	03/2026	3,474	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	09/2027	2,095	(21)	—
								(21)	—	—%
Avalara, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	10/2022	10/2028	1,720	(21)	—	—%
Knockout Intermediate Holdings I Inc. (32)
Kaseya Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	3,616	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2029	2,888	(22)	—
								(22)	—	—%
Oranje Holdco, Inc.
Education	First lien (3)(15)(18) - Undrawn	—	—	—	02/2023	02/2029	1,860	(23)	—	0
IG Investments Holdings, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	2,298	(23)	—	—%
Pioneer Topco I, L.P. (30)
Pioneer Buyer I, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	11/2027	3,284	(26)	—	—%
Fortis Solutions Group, LLC
Packaging	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	3,832	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2027	2,718	(27)	—
								(27)	—	—%
Infogain Corporation
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2026	3,827	(29)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

GC Waves Holdings, Inc.
Financial Services	First lien (3)(15)(18) - Undrawn	—	—	—	10/2019	08/2029	$3,951	$(30)	$—	—%
OA Topco, L.P. (31)
OA Buyer, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2028	3,120	(31)	—	—%
iCIMS, Inc.
Software	First lien (8)(15)(18) - Undrawn	—	—	—	08/2022	08/2024	5,989	—	—
	First lien (2)(15)(18) - Undrawn	—	—	—	09/2023	08/2024	2,429	(2)	—
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2022	08/2028	3,265	(29)	—
								(31)	—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2027	3,659	(37)	—	—%
PetVet Care Centers, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	10/2023	11/2025	3,708	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	10/2023	11/2029	3,708	(37)	—
								(37)	—	—%
TigerConnect, Inc.
Healthcare	First lien (2)(15)(18) - Undrawn	—	—	—	02/2022	02/2025	615	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	4,267	(43)	—
								(43)	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(3)	(0.00)%
Next Holdco, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	11/2023	11/2025	903	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	11/2023	11/2029	339	(3)	(3)
								(3)	(3)	(0.00)%
Cube Industrials Buyer Inc.
Business Products	First lien (3)(15)(18) - Undrawn	—	—	—	10/2023	10/2029	517	(4)	(4)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Kene Acquisition, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	02/2024	02/2026	$1,561	$—	$—
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2024	02/2031	468	(5)	(5)
								(5)	(5)	(0.00)%
Brave Parent Holdings, Inc.
Software	First lien (5)(15)(18) - Undrawn	—	—	—	11/2023	05/2025	2,292	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	11/2023	11/2030	1,146	(6)	(6)
								(6)	(6)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	425	(4)	(8)	(0.00)%
Icefall Parent, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2024	01/2030	828	(8)	(8)	(0.00)%
Project Accelerate Parent, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	02/2024	02/2031	1,510	(8)	(8)	(0.00)%
PDI TA Holdings, Inc.
Software	First lien (4)(15)(18) - Undrawn	—	—	—	01/2024	02/2026	6,177	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	01/2024	02/2031	1,830	(9)	(9)
								(9)	(9)	(0.00)%
Healthspan Buyer, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	10/2023	10/2030	1,229	(12)	(12)	(0.00)%
GS Acquisitionco, Inc.
Software	First lien (3)(18) - Undrawn	—	—	—	03/2024	03/2026	4,365	—	—
	First lien (3)(18) - Undrawn	—	—	—	08/2019	05/2028	4,821	(26)	(12)
								(26)	(12)	(0.00)%
Calabrio, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	04/2021	04/2027	1,487	(11)	(14)	(0.00)%
Specialtycare, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	06/2021	06/2026	458	(7)	(17)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Groundworks, LLC
Business Services	First lien (4)(18) - Undrawn	—	—	—	03/2024	03/2026	$3,497	$(17)	$(17)	(0.00)%
DOCS, MSO, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2028	2,405	—	(19)	(0.00)%
Ncontracts, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	12/2023	12/2029	696	(9)	(9)
	First lien (3)(15)(18) - Undrawn	—	—	—	12/2023	12/2025	773	—	(10)
								(9)	(19)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2028	1,301	(13)	(8)
	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2024	1,805	—	(14)
								(13)	(22)	(0.00)%
Nelipak Holding Company
Packaging	First lien (3)(18) - Undrawn	—	—	—	03/2024	03/2027	$3,501	—	—
	First lien (3)(16)(18) - Undrawn	—	—	—	03/2024	03/2027	€6,411	—	—
	First lien (3)(16)(18) - Undrawn	—	—	—	03/2024	03/2031	€1,196	(10)	(9)
	First lien (3)(18) - Undrawn	—	—	—	03/2024	03/2031	$2,613	(20)	(20)
								(30)	(29)	(0.00)%
Ciklum Inc.**
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	02/2024	08/2025	11,955	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2024	02/2030	2,989	(37)	(37)
								(37)	(37)	(0.00)%
Notorious Topco, LLC
Consumer Products	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	05/2027	587	(4)	(42)	(0.00)%
Power Grid Holdings, Inc.
Business Products	First lien (3)(15)(18) - Undrawn	—	—	—	11/2023	12/2030	4,182	(42)	(42)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

ACI Parent Inc.(28)
ACI Group Holdings, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2027	$2,001	$(20)	$(53)
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2024	2,262	—	(60)
								(20)	(113)	(0.01)%
Total Unfunded Debt Investments - United States								$(864)	$(423)	(0.01)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	12/2022	12/2028	$320	$(5)	$—	—%
Total Unfunded Debt Investments - Australia								$(5)	$—	—%
Total Unfunded Debt Investments								$(869)	$(423)	(0.01)%
Total Non-Controlled/Non-Affiliated Investments								$2,330,396	$2,279,598	166.56%
Non-Controlled/Affiliated Investments (37)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (23)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(15)	SOFR(Q)*	12.00%/PIK	17.30%	12/2020	01/2027	$19,470	$19,386	$19,471	1.42%
Eagle Infrastructure Super HoldCo, LLC (33)
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.)
Business Services	First lien (2)(15)	SOFR(Q)	7.50%	12.96%	03/2023	04/2028	10,676	10,676	10,676
	First lien (3)(15)	SOFR(Q)	7.50%	12.96%	03/2023	04/2028	342	342	342
								11,018	11,018	0.80%
Permian Holdco 3, Inc.
Permian Trust
Energy	First lien (10)(15)	FIXED(Q)(35)*	10.00%/PIK	10.00%	03/2021	—	247	—	—
	First lien (3)(15)	SOFR(Q)(35)*	10.00%/PIK	11.00%	07/2020	—	3,409	—	—
								—	—	—%
Total Funded Debt Investments - United States								$30,404	$30,489	2.22%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Equity - United States
TVG-Edmentum Holdings, LLC (23)
Education	Ordinary shares (3)(15)	FIXED(Q)*	12.00%/PIK	12.00%	12/2020	—	48,899	$62,689	$72,414	5.29%
Eagle Infrastructure Super HoldCo, LLC
Business Services	Ordinary shares (3)(15)	—	—	—	03/2023	—	72,536	4,104	8,378	0.61%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(15)	—	—	—	07/2017	—	25,000,000	11,501	1,799
	Ordinary shares (3)(15)	—	—	—	07/2017	—	2,786,000	1,282	201
								12,783	2,000	0.15%
Total Shares - United States								$79,576	$82,792	6.05%
Total Non-Controlled/Affiliated Investments								$109,980	$113,281	8.27%
Controlled Investments (38)
Funded Debt Investments - United States
New Benevis Topco, LLC (25)
New Benevis Holdco, Inc.
Healthcare	First lien (2)(15)	SOFR(Q)*	9.50%/PIK	14.94%	10/2020	04/2026	$42,812	$42,812	$42,812
	First lien (3)(15)	SOFR(Q)*	9.50%/PIK	14.94%	10/2020	04/2026	20,393	20,393	20,393
	First lien (8)(15)	SOFR(Q)*	9.50%/PIK	14.94%	10/2020	04/2026	10,504	10,504	10,504
	Subordinated (3)(15)	FIXED(M)*	12.00%/PIK	12.00%	10/2020	10/2026	21,738	20,546	17,391
								94,255	91,100	6.65%
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)	SOFR(Q)	9.00%	14.56%	10/2020	12/2024	23,336	23,336	23,336
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.00%	11.56%	10/2020	12/2024	15,905	15,905	15,905
								39,241	39,241	2.87%
UniTek Global Services, Inc.
Business Services	Second lien (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	12/2020	06/2028	13,948	13,948	13,720
	Second lien (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	07/2022	06/2028	6,183	6,183	6,082
								20,131	19,802	1.45%
NHME Holdings Corp. (24)
National HME, Inc.
Healthcare	Second lien (3)(15)	SOFR(Q)(35)*	5.00%/PIK	10.59%	11/2018	11/2025	8,281	7,872	3,000	0.22%
Total Funded Debt Investments - United States								$161,499	$153,143	11.19%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(15)	—	—	—	05/2018	—	—	$140,000	$140,000	10.23%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(15)	—	—	—	05/2021	—	—	112,400	112,400	8.21%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(15)	—	—	—	06/2018	—	—	76,371	100,832	7.36%
New Benevis Topco, LLC (25)
Healthcare	Ordinary shares (2)(15)	—	—	—	10/2020	—	325,516	27,155	28,232
	Ordinary shares (8)(15)	—	—	—	10/2020	—	79,867	6,662	6,927
	Ordinary shares (3)(15)	—	—	—	10/2020	—	72,681	6,105	6,304
								39,922	41,463	3.03%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(15)	FIXED(Q)*	20.00%/PIK	20.00%	08/2018	—	19,698,274	19,698	18,170
	Preferred shares (3)(15)	FIXED(Q)*	20.00%/PIK	20.00%	08/2019	—	11,707,608	11,708	11,038
	Preferred shares (3)(15)	FIXED(Q)(35)*	19.00%/PIK	19.00%	06/2017	—	19,795,435	19,795	3,298
	Preferred shares (2)(15)	FIXED(Q)(35)*	13.50%/PIK	13.50%	01/2015	—	29,326,545	26,946	—
	Preferred shares (3)(15)	FIXED(Q)(35)*	13.50%/PIK	13.50%	01/2015	—	8,104,462	7,447	—
	Ordinary shares (2)(15)	—	—	—	01/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(15)	—	—	—	01/2015	—	1,993,749	532	—
								88,051	32,506	2.37%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(15)	—	—	—	10/2020	—	100	11,155	26,000	1.90%
NM CLFX LP
Net Lease	Membership interest (7)(15)	—	—	—	10/2017	—	—	12,279	11,265	0.82%
NM YI, LLC
Net Lease	Membership interest (7)(15)	—	—	—	09/2019	—	—	6,272	9,650	0.70%
QID TRH Holdings LLC (20)
Haven Midstream Holdings LLC(20)
Specialty Chemicals & Materials	Ordinary shares (14)(15)	—	—	—	10/2021	—	80	—	3,322
	Profit Interest (6)(15)	—	—	—	10/2021	—	5	—	96
								—	3,418	0.24%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

NM GP Holdco, LLC**
Net Lease	Membership interest (7)(15)	—	—	—	06/2018	—	—	$861	$1,100	0.08%
NHME Holdings Corp.(24)
Healthcare	Ordinary shares (3)(15)	—	—	—	11/2018	—	640,000	4,000	—	—%
Total Shares - United States								$491,311	$478,634	34.94%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(15)	—	—	—	09/2016	—	—	$—	$—	—%
Total Shares - Canada								$—	$—	—%
Total Shares								$491,311	$478,634	34.94%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(15)	—	—	—	12/2020	02/2025	13,339	$—	$45,326	3.31%
NHME Holdings Corp. (24)
Healthcare	Warrants (3)(15)	—	—	—	11/2018	—	160,000	1,000	—	—%
Total Warrants - United States								$1,000	$—	3.31%
Total Funded Investments								$653,810	$677,103	49.44%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)(18) - Undrawn	—	—	—	10/2020	12/2024	$5,989	$—	$—	—%
Haven Midstream Holdings LLC (20)
Haven Midstream LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	10/2026	8,000	—	—	—%
Total Unfunded Debt Investments - United States								$—	$—	—%
Total Controlled Investments								$653,810	$677,103	49.44%
Total Investments								$3,094,186	$3,069,982	224.27%

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
March 31, 2024
(in thousands, except shares)
(unaudited)

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
(16)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of March 31, 2024, the par value U.S. dollar equivalent of the Tennesee Bidco Limited first lien term loan and drawn first lien term loans is $16,669 and $14,421, respectively, and the Nelipak Holding Company first lien term loan, undrawn first lien term loan and undrawn revolver is $17,964, $6,917 and $1,290, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
(17)Par amount is denominated in U.S. Dollar unless otherwise noted, which may include British Pound ("£") and/or Euro ("€").
(18)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(19)Total Coupon is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest and dividends at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA) and Euro Interbank Offered Rate (EURIBOR) and which resets daily (D), monthly (M), quarterly (Q) or semi-annually (S). For each investment the current coupon rate provided reflects the rate in effect as of March 31, 2024.
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
(22)The Company holds preferred equity in Bamboo Health Intermediate Holdings, Inc.(fka Appriss Health Intermediate Holdings, Inc.) and holds a first lien term loan and a first lien revolver in Bamboo Health Holdings, LLC (fka Appriss Health, LLC), a wholly-owned subsidiary of Bamboo Health Intermediate Holdings, Inc.
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
(34)The Company holds ordinary shares in Ambrosia Holdco Corp. and two first lien term loans and a subordinated loan in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Holdco Corp.
(35)Investment is on non-accrual status. See Note 3. Investments, for details.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

(36)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $16,500 as of March 31, 2024. See Note 2. Summary of Significant Accounting Policies, for details.
(37)Denotes a portfolio company of which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2024 and December 31, 2023, along with transactions during the three months ended March 31, 2024 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2024	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.) / Eagle Infrastructure Super HoldCo, LLC	$17,873	$—	$—	$1,523	$19,396	$—	$363	$—	$—
Sierra Hamilton Holdings Corporation	2,000	—	—	—	2,000	—	—	—	—
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	113,786	2,085	—	(23,986)	91,885	—	841	1,244	63
Total Non-Controlled/Affiliated Investments	$133,659	$2,085	$—	$(22,463)	$113,281	$—	$1,204	$1,244	$63

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

(38)    Denotes portfolio companies which the Company "controls", as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of March 31, 2024 and December 31, 2023, along with transactions during the three months ended March 31, 2024 in which the issuer was a controlled investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2023	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2024	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Haven Midstream LLC / Haven Midstream Holdings LLC / QID TRH Holdings LLC	$3,419	$—	$—	$(1)	$3,418	$—	$—	$—	$10
National HME, Inc./NHME Holdings Corp.	3,000	—	—	—	3,000	—	—	—	—
New Benevis Topco, LLC / New Benevis Holdco, Inc.	135,401	2,685	—	(5,523)	132,563	—	3,488	—	375
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	63,170	2,071	—	—	65,241	—	1,272	—	125
NM APP Canada Corp.	7	—	—	(7)	—	31	—	—	—
NM CLFX LP	11,731	—	—	(466)	11,265	—	—	195	—
NM NL Holdings, L.P.	96,071	—	—	4,761	100,832	—	—	2,030	—
NM GP Holdco, LLC	1,048	—	—	52	1,100	—	—	21	—
NM YI LLC	9,550	—	—	100	9,650	—	—	219	—
NMFC Senior Loan Program III LLC	140,000	—	—	—	140,000	—	—	5,862	—
NMFC Senior Loan Program IV LLC	112,400	—	—	—	112,400	—	—	4,356	—
UniTek Global Services, Inc.	91,999	2,231	—	3,404	97,634	—	736	1,496	363
Total Controlled Investments	$667,796	$6,987	$—	$2,320	$677,103	$31	$5,496	$14,179	$873

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
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2024, 14.8% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2024
(unaudited)

March 31, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	57.23%
Second lien	13.52%
Subordinated	3.10%
Equity and other	26.15%
Total investments	100.00%

March 31, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	28.29%
Business Services	17.74%
Healthcare	15.39%
Investment Funds (includes investments in joint ventures)	8.22%
Education	6.47%
Consumer Services	5.70%
Net Lease	4.00%
Distribution & Logistics	3.80%
Financial Services	3.51%
Energy	2.19%
Packaging	2.02%
Food & Beverage	0.90%
Business Products	0.73%
Consumer Products	0.63%
Specialty Chemicals & Materials	0.41%
Total investments	100.00%

March 31, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	89.67%
Fixed rates	10.33%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

March 31, 2024
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through March 31, 2024, NMFC has raised approximately $1,014,778 in net proceeds from additional offerings of its common stock.
New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $50 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations.
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
Similar to the Company, the investment objective of SBIC I and SBIC II is to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of March 31, 2024, the Company’s top five industry concentrations were software, business services, healthcare, investment funds (which includes the Company's investments in its joint ventures) and education.
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
The Company’s interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2024.
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
Derivative instruments and hedging activities—The Company follows the guidance in Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815"), when accounting for derivative instruments and hedging activities. The Company may utilize derivatives to support its overarching risk management objectives. The primary market risk that the Company is exposed to is interest rate risk, which we seek to mitigate through derivative transactions.
The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments primarily include interest rate swaps. All derivative financial instruments are recognized as other assets or other liabilities, as applicable, at fair value.

The Company has entered into an International Swaps and Derivatives Association, Inc. 2002 Master Agreement, together with the Schedule and Credit Support Annex thereto and any transactions thereunder (the "ISDA Master Agreement"), on March 18, 2024, with a derivative counterparty (the “ISDA Counterparty”). The ISDA Master Agreement is a bilateral agreement between the Company and ISDA Counterparty that governs over-the-counter derivatives, into which the Company enters for hedging purposes. The ISDA Master Agreement provides for, among other things, collateral posting terms and netting provisions in the event of certain specified defaults and/or termination events, including bankruptcy or insolvency of the counterparty. The ISDA Master Agreement also includes termination rights that permit the termination of outstanding transactions by the ISDA Counterparty in the event the Company fails to maintain sufficient asset levels, and by the Company in the event the ISDA Counterparty is downgraded below a specified minimum rating level. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties. The collateral terms of the ISDA Master Agreement provide for the bilateral posting of collateral in the form of cash or US government securities for any outstanding exposure under the transactions. In the case of the Company, the agreement provides for the segregation of posted collateral at the Company’s custodian subject to a perfected security interest in favor of the ISDA Counterparty. Upon the close-out of the transactions outstanding under the ISDA Master Agreement following a default, the ISDA Master Agreement provides for a single net payment between the parties equal to the close-out replacement value of the terminated transactions, the right to offset receivables and payables with the same counterparty and/or the right to liquidate collateral.
Interest rate swaps are agreements to exchange interest payments based upon notional amounts and subject the Company to market risk associated with changes in interest rates and changes in interest rate volatility, as well as the credit risk that the counterparty will fail to perform. The Company designates all interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship. As a result, the change in fair value of the hedging instrument and hedged item are recorded in interest expense and recognized as components of interest expense in the Company’s Consolidated Statements of Operations. The fair value of the interest rate swap is included as a component of other assets or other liabilities on the Company’s Consolidated Statements of Assets and Liabilities. Derivative assets and liabilities, including variation margin as applicable, are included in changes in other assets or other liabilities line item in the operating section in the Company’s Consolidated Statements of Cash Flows.
The Company elected not to offset derivative assets and liabilities and cash collateral held with the same counterparty where it has a legally enforceable master netting agreement.
Refer to Note 4. Fair Value and Note 7. Borrowings for more information on derivative instruments and hedging activities.
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2024.

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

Below is certain summarized property information for NMNLC as of March 31, 2024:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2024
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$101,932
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	11,265
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,650
					$122,847

Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2024 and December 31, 2023, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $16,500 and $16,500, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2024 and December 31, 2023.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2024 and March 31, 2023, the Company recognized PIK and non-cash interest from investments of $9,654 and $9,023, respectively, and PIK and non-cash dividends from investments of $7,424 and $6,501, respectively.
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
The following table summarizes the total income tax provision, income tax expense and deferred income tax provision for the three months ended March 31, 2024 and March 31, 2023:

	March 31, 2024	March 31, 2023
Deferred income tax provision	$637	$131
Current income tax expense	1	96
Total income tax provision	$638	$227
As of March 31, 2024 and December 31, 2023, the Company had $68 and $594, respectively, of deferred tax assets primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Stock repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 8, 2023, the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2024 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three months ended March 31, 2024 and March 31, 2023, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 outstanding shares of its common stock under the Repurchase Program.
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

Note 3. Investments
At March 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,767,246	$1,756,997
Second lien	457,473	414,958
Subordinated	104,581	95,231
Equity and other	764,886	802,796
Total investments	$3,094,186	$3,069,982

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$869,441	$868,248
Business Services	557,071	544,635
Healthcare	515,624	472,543
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	199,074	198,620
Consumer Services	175,150	174,980
Net Lease	95,783	122,847
Distribution & Logistics	112,800	116,710
Financial Services	105,938	107,697
Energy	63,179	67,241
Packaging	70,605	61,947
Food & Beverage	24,533	27,608
Business Products	22,529	22,521
Consumer Products	20,764	19,330
Specialty Chemicals & Materials	9,295	12,655
Total investments	$3,094,186	$3,069,982

At December 31, 2023, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,709,247	$1,683,952
Second lien	472,930	424,513
Subordinated	100,236	90,948
Equity and other	755,795	811,909
Total investments	$3,038,208	$3,011,322

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$815,065	$809,401
Business Services	561,492	539,926
Healthcare	516,086	477,854
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	188,851	211,550
Consumer Services	192,796	192,501
Net Lease	95,782	118,407
Distribution & Logistics	118,212	110,721
Financial Services	104,330	105,138
Energy	61,108	65,170
Packaging	43,181	36,007
Specialty Chemicals & Materials	25,329	28,452
Business Products	22,630	22,628
Food & Beverage	20,370	22,055
Consumer Products	20,576	19,112
Total investments	$3,038,208	$3,011,322
During the second quarter of 2022, the Company placed its second lien position in National HME, Inc. ("National HME") on non-accrual status. As of March 31, 2024, the Company's second lien position in National HME had an aggregate cost basis of $7,872, an aggregate fair value of $3,000 and total unearned interest income of $498, for the three months then ended.
As of March 31, 2024, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $31,406, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an initial aggregate principal amount of $13,479 of its first lien term loans on non-accrual status. During the third quarter of 2023, the Company placed the remaining aggregate principal amount of $17,927 of its first lien term loans on non-accrual status. As of March 31, 2024, the Company's positions in AAC on non-accrual status had an aggregate cost basis of $31,369, an aggregate fair value of $20,446 and total unearned interest income of $1,176, for the three months then ended.
During the first quarter of 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of March 31, 2024, the Company's junior preferred shares in UniTek had an aggregate cost basis of $34,393, an aggregate fair value of $0 and total unearned dividend income of $2,078, for the three months then ended. During the third quarter of 2021, the Company placed an aggregate amount of $19,795 of its investment in the senior preferred shares of UniTek on non-accrual status. As of March 31, 2024, the Company's senior preferred shares in UniTek had an aggregate cost basis of $19,795, an aggregate fair value of approximately $3,298 and total unearned dividend income of approximately $1,572, for the three months then ended.
During the fourth quarter of 2023, the Company placed its second lien term loan in Transcendia Holdings, Inc. ("Transcendia") on non-accrual status. As of March 31, 2024, the Company's second lien term loan in Transcendia had an aggregate cost basis of $14,445, an aggregate fair value of $5,610 and total unearned interest income of $503 for the three months then ended.
During the first quarter of 2024, the Company placed its second lien term loan in New Trojan Parent, Inc. ("Careismatic") on non-accrual status. As of March 31, 2024, the Company's second lien term loan in Careismatic had an aggregate cost basis of $26,778, and aggregate fair value of $450 and total unearned interest income of $972 for the three months then ended.
    As of March 31, 2024, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $119,628 and $0, respectively. As of March 31, 2024, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $92,525. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2024.
As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $112,803 and $0, respectively. As of December 31, 2023, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $43,948. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2023.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of March 31, 2024 and December 31, 2023, the SPP Agreement had a cost basis of $14,500 and $14,500, respectively and a fair value of $7,975 and $7,975, respectively, which is reflective of the higher inherent risk in this transaction.
NMFC Senior Loan Program III LLC
NMFC Senior Loan Program III LLC ("SLP III") was formed as a Delaware limited liability company and commenced operations on April 25, 2018. SLP III is structured as a private joint venture investment fund between the Company and SkyKnight Income II, LLC (“SkyKnight II”) and operates under a limited liability company agreement (the "SLP III Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP III, which has equal representation from the Company and SkyKnight II. SLP III had a five year investment period and will continue in existence until July 8, 2026. The investment period may be extended for up to one year pursuant to certain terms of the SLP III Agreement.
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of March 31, 2024, the Company and SkyKnight II have committed and contributed $140,000 and $35,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2024 and December 31, 2023.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the amendment on June 23, 2023, during the reinvestment period, the credit facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR")

plus 1.80%, and after the reinvestment period it will bear interest at a rate of SOFR plus 2.10%. Prior to the amendment on June 23, 2023, the facility bore interest at a rate of London Interbank Offered Rate ("LIBOR") plus 1.60% per annum during the reinvestment period and LIBOR plus 1.90% per annum after the reinvestment period. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525,000. As of March 31, 2024 and December 31, 2023, SLP III had total investments with an aggregate fair value of approximately $653,894 and $636,560, respectively, and debt outstanding under its credit facility of $474,900 and $453,200, respectively. As of March 31, 2024 and December 31, 2023, none of SLP III's investments were on non-accrual. Additionally, as of March 31, 2024 and December 31, 2023, SLP III had unfunded commitments in the form of delayed draws of $1,302 and $1,127, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
First lien investments (1)	$663,438	$657,208
Weighted average interest rate on first lien investments (2)	9.67%	9.79%
Number of portfolio companies in SLP III	88	87
Largest portfolio company investment (1)	$17,836	$17,883
Total of five largest portfolio company investments (1)	$79,243	$79,458

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of March 31, 2024:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	9.19%	12/2027	$2,370	$2,362	$2,294
AG Parent Holdings, LLC	Healthcare	SOFR(Q)	5.00%	10.60%	07/2026	7,275	7,261	7,115
Aretec Group, Inc. (fka RCS Capital Corporation)	Financial Services	SOFR(M)	4.50%	9.93%	08/2030	6,610	6,467	6,652
Ascensus Group Holdings, Inc.	Business Services	SOFR(M)	3.50%	8.94%	08/2028	2,809	2,799	2,803
AssuredPartners, Inc	Business Services	SOFR(M)	3.75%	9.08%	02/2027	1,970	1,920	1,974
Aston FinCo S.a r.l.	Software	SOFR(M)	4.25%	9.69%	10/2026	5,760	5,736	5,184
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	8.58%	02/2029	6,825	6,604	6,769
Bach Finance Limited	Education	SOFR(Q)	3.75%	9.07%	02/2031	2,134	2,129	2,142
Bayou Intermediate II, LLC	Healthcare	SOFR(Q)	4.50%	10.08%	08/2028	3,990	3,965	3,970
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	4.00%	9.33%	12/2028	7,458	7,393	7,478
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	9.18%	05/2028	4,852	4,837	4,851
BIFM CA Buyer Inc.	Business Services	SOFR(Q)	4.25%	9.57%	05/2028	3,598	3,551	3,616
Boxer Parent Company Inc.	Software	SOFR(M)	4.25%	9.58%	12/2028	12,352	12,238	12,438
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	5.00%	10.40%	05/2028	14,218	13,853	14,286
Brown Group Holding, LLC	Distribution & Logistics	SOFR(Q)	3.00%	8.32%	07/2029	2,711	2,661	2,714
Cardinal Parent, Inc.	Software	SOFR(Q)	4.50%	9.95%	11/2027	9,796	9,631	9,184
CE Intermediate I, LLC	Software	SOFR(Q)	3.50%	8.95%	11/2028	10,783	10,729	10,749
CentralSquare Technologies, LLC	Software	SOFR(M)	3.75%	9.18%	08/2025	14,213	14,204	14,212
Cloudera, Inc.	Software	SOFR(M)	3.75%	9.18%	10/2028	7,949	7,805	7,925
CommerceHub, Inc.	Software	SOFR(Q)	6.25%	11.73%	12/2027	3,950	3,559	3,950
CommerceHub, Inc.	Software	SOFR(Q)	4.00%	9.48%	12/2027	6,935	6,864	6,734
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	9.44%	11/2028	9,770	9,734	9,673
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.75%	9.06%	02/2029	6,878	6,852	6,878
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	5.25%	10.66%	09/2026	12,805	12,550	11,139
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	9.19%	10/2028	2,579	2,570	2,536
CRCI Longhorn Holdings, Inc.	Business Services	SOFR(M)	3.50%	8.93%	08/2025	14,175	14,159	14,195
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	10.31%	10/2029	9,881	9,473	9,901
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.75%	9.08%	12/2027	9,604	9,581	9,688
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.75%	9.19%	03/2028	7,294	7,275	7,298
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	9.71%	10/2029	7,510	7,029	7,506
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	9.70%	03/2028	15,408	15,083	14,359
EAB Global, Inc.	Education	SOFR(M)	3.50%	8.94%	08/2028	2,837	2,813	2,844
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	9.55%	04/2029	7,449	7,332	7,399
Eisner Advisory Group LLC	Financial Services	SOFR(M)	4.00%	9.33%	02/2031	6,709	6,642	6,744
eResearchTechnology, Inc.	Healthcare	SOFR(M)	4.50%	9.94%	02/2027	3,622	3,622	3,637
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	9.32%	08/2028	10,663	10,567	10,663
Groundworks, LLC	Business Services	SOFR(Q)	3.50%	8.83%	03/2031	5,449	5,394	5,394
Heartland Dental, LLC	Healthcare	SOFR(M)	5.00%	10.33%	04/2028	14,142	13,657	14,186
Help/Systems Holdings, Inc.	Software	SOFR(M)	4.00%	9.43%	11/2026	17,836	17,755	17,287
Higginbotham Insurance Agency, Inc.	Business Services	SOFR(M)	5.50%	10.93%	11/2028	8,964	8,917	8,964
HighTower Holding, LLC	Financial Services	SOFR(Q)	4.00%	9.59%	04/2028	4,717	4,687	4,731
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	10.68%	04/2029	8,131	7,887	8,071
Hub International Limited	Business Services	SOFR(Q)	3.25%	8.57%	06/2030	4,326	4,321	4,331
Idera, Inc.	Software	SOFR(Q)	3.75%	9.21%	03/2028	15,591	15,582	15,552
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	9.70%	08/2028	4,500	4,464	4,500
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(Q)	4.00%	9.30%	03/2031	10,047	10,022	10,072
LI Group Holdings, Inc.	Software	SOFR(Q)	3.50%	9.07%	03/2028	3,737	3,731	3,751

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

LSCS Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.94%	12/2028	$9,175	$9,105	$9,066
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	4.50%	9.81%	11/2030	2,837	2,796	2,863
Maverick Bidco Inc.	Software	SOFR(Q)	4.25%	9.82%	05/2028	2,481	2,376	2,478
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	9.21%	05/2028	3,910	3,898	3,904
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	10.42%	05/2028	1,980	1,903	1,977
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(M)	3.75%	9.08%	05/2028	4,121	4,108	4,133
MED ParentCo, LP	Healthcare	SOFR(M)	4.25%	9.69%	08/2026	12,426	12,379	12,424
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	9.58%	05/2028	7,130	6,986	7,099
Netsmart, Inc.	Healthcare	SOFR(M)	3.75%	9.19%	10/2027	3,890	3,890	3,903
Nielsen Consumer Inc.	Business Services	SOFR(M)	6.25%	11.58%	03/2028	14,888	13,437	14,813
OMNIA Partners, LLC	Business Services	SOFR(Q)	3.75%	9.07%	07/2030	6,459	6,398	6,495
Optiv Parent Inc.	Business Services	SOFR(Q)	5.25%	10.57%	07/2026	3,635	3,540	3,531
Osaic Holdings, Inc.	Financial Services	SOFR(M)	4.50%	9.83%	08/2028	9,626	9,539	9,675
Osmosis Buyer Limited	Food & Beverage	SOFR(M)	3.75%	9.07%	07/2028	8,165	8,123	8,183
Osmosis Buyer Limited	Food & Beverage	SOFR(M)	4.25%	9.58%	07/2028	2,612	2,537	2,624
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.75%	9.06%	02/2029	1,706	1,703	1,706
Peraton Corp.	Federal Services	SOFR(M)	3.75%	9.18%	02/2028	4,136	4,123	4,139
Perforce Software, Inc.	Software	SOFR(Q)	4.75%	10.08%	03/2031	5,192	5,166	5,166
Physician Partners, LLC	Healthcare	SOFR(Q)	4.00%	9.46%	12/2028	4,220	4,188	3,176
Planview Parent, Inc.	Software	SOFR(Q)	4.00%	9.56%	12/2027	10,693	10,511	10,669
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	4.75%	10.06%	10/2030	13,745	13,481	13,833
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	3.25%	8.69%	03/2028	4,296	4,283	4,297
Quartz Holding Company	Software	SOFR(Q)	4.00%	9.30%	10/2028	9,156	9,110	9,150
RealPage, Inc.	Software	SOFR(M)	3.00%	8.44%	04/2028	4,294	4,287	4,182
Renaissance Holding Corp.	Education	SOFR(M)	4.25%	9.58%	04/2030	6,596	6,418	6,615
RLG Holdings, LLC	Packaging	SOFR(M)	4.25%	9.69%	07/2028	5,712	5,693	5,661
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.25%	10.58%	12/2027	3,660	3,581	3,679
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.94%	12/2027	6,323	6,236	6,346
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	2.50% + 4.25%/PIK	12.06%	05/2027	2,505	2,504	2,474
Snap One Holdings Corp.	Distribution & Logistics	SOFR(Q)	4.50%	9.95%	12/2028	6,539	6,491	6,543
Spring Education Group, Inc.	Education	SOFR(Q)	4.50%	9.81%	10/2030	12,318	12,171	12,392
Storable, Inc.	Software	SOFR(M)	3.50%	8.78%	04/2028	3,775	3,769	3,776
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.91%	12/2027	15,520	15,435	14,643
Syndigo LLC	Software	SOFR(M)	4.50%	9.94%	12/2027	14,789	14,724	14,752
Therapy Brands Holdings LLC	Healthcare	SOFR(M)	4.00%	9.44%	05/2028	4,047	4,034	3,784
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.50%	9.99%	08/2028	6,543	6,520	6,470
TMF Sapphire Bidco B.V.	Business Services	SOFR(Q)	4.00%	9.33%	05/2028	2,660	2,612	2,672
TRC Companies LLC	Business Services	SOFR(M)	3.75%	9.19%	12/2028	13,491	13,438	13,481
UKG Inc.	Software	SOFR(Q)	3.50%	8.81%	02/2031	3,841	3,837	3,862
USI, Inc.	Financial Services	SOFR(Q)	3.00%	8.30%	11/2029	2,440	2,399	2,444
Valcour Packaging, LLC	Packaging	SOFR(M)	3.75%	9.19%	10/2028	4,448	4,438	3,499
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	4.75%	10.05%	07/2029	4,490	4,468	4,495
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	10.58%	07/2029	5,224	4,941	5,155
Waystar Technologies, Inc.	Healthcare	SOFR(M)	4.00%	9.33%	10/2029	4,983	4,977	5,000
Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	9.57%	10/2028	14,215	14,189	14,283
Zest Acquisition Corp.	Healthcare	SOFR(M)	5.50%	10.83%	02/2028	4,062	3,923	4,047
Total Funded Investments						$662,136	$652,932	$653,898

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Unfunded Investments - First lien
Groundworks, LLC	Business Services	—	—	—	09/2024	$1,003	$(5)	$(5)
Osmosis Buyer Limited	Food & Beverage	—	—	—	07/2028	299	—	1
Total Unfunded Investments						1,302	(5)	(4)
Total Investments						$663,438	$652,927	$653,894

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2024.
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

Below is certain summarized financial information for SLP III as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and March 31, 2023:

Selected Balance Sheet Information:	March 31, 2024	December 31, 2023
Investments at fair value (cost of $652,927 and $646,315)	$653,894	$636,560
Cash and other assets	33,317	21,443
Receivable from unsettled securities sold	4,511	—
Total assets	$691,722	$658,003

Credit facility	$474,900	$453,200
Deferred financing costs (net of accumulated amortization of $5,766 and $5,650, respectively)	(827)	(943)
Payable for unsettled securities purchased	29,930	23,881
Distribution payable	7,328	6,672
Other liabilities	7,549	7,862
Total liabilities	518,880	490,672

Members' capital	$172,842	$167,331
Total liabilities and members' capital	$691,722	$658,003

Selected Statement of Operations Information:	Three Months Ended
	March 31, 2024	March 31, 2023
Interest income	$16,789	$15,086
Other income	27	91
Total investment income	16,816	15,177

Interest and other financing expenses	8,790	8,406
Other expenses	241	243
Total expenses	9,031	8,649
Net investment income	7,785	6,528

Net realized losses on investments	(5,669)	(1,867)
Net change in unrealized appreciation of investments	10,723	9,039
Net increase in members' capital	$12,839	$13,700
For the three months ended March 31, 2024 and March 31, 2023, the Company earned approximately $5,863 and $4,462, respectively, of dividend income related to SLP III, which is included in dividend income. As of March 31, 2024 and December 31, 2023, approximately $5,863 and $5,338, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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

NMFC Senior Loan Program IV LLC
NMFC Senior Loan Program IV LLC ("SLP IV") was formed as a Delaware limited liability company on April 6, 2021, and commenced operations on May 5, 2021. SLP IV is structured as a private joint venture investment fund between the Company and SkyKnight Income Alpha, LLC ("SkyKnight Alpha") and operates under the First Amended and Restated Limited Liability Company Agreement of NMFC Senior Loan Program IV LLC, dated May 5, 2021 (the "SLP IV Agreement"). Upon the effectiveness of the SLP IV Agreement, the members contributed their respective membership interests in NMFC Senior Loan Program I LLC ("SLP I") and NMFC Senior Loan Program II LLC ("SLP II") to SLP IV. Immediately following the contribution of their membership interests, SLP I and SLP II became wholly-owned subsidiaries of SLP IV. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP IV, which has equal representation from the Company and SkyKnight Alpha. SLP IV had a five year investment period and will continue in existence until May 5, 2029. On March 15, 2024, the investment period was extended until May 5, 2027 pursuant to the terms of the SLP IV Agreement.
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of March 31, 2024, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2024 and December 31, 2023.
On May 5, 2021, SLP IV entered into a $370,000 revolving credit facility with Wells Fargo Bank, National Association which matures on March 27, 2029. As of the amendment on March 27, 2024, the facility bears interest at a rate of SOFR plus 1.90%. From April 28, 2023 to March 27, 2024, the facility bore interest at a rate of SOFR plus 1.70%. Prior to the amendment on April 28, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum. As of March 31, 2024 and December 31, 2023, SLP IV had total investments with an aggregate fair value of approximately $480,185 and $467,886, respectively, and debt outstanding under its credit facility of $336,237 and $306,537, respectively. As of March 31, 2024 and December 31, 2023, none of SLP IV’s investments were on non-accrual. Additionally, as of March 31, 2024 and December 31, 2023, SLP IV had unfunded commitments in the form of delayed draws of $973 and $792, respectively.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
First lien investments (1)	$488,285	$482,776
Weighted average interest rate on first lien investments (2)	9.68%	9.81%
Number of portfolio companies in SLP IV	80	78
Largest portfolio company investment (1)	$17,532	$17,400
Total of five largest portfolio company investments (1)	$65,751	$67,838

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of March 31, 2024:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADG, LLC	Healthcare	SOFR(S)	1.00% + 3.00%/ PIK	9.43%	09/2026	$17,532	$17,526	$15,300
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	9.19%	12/2027	1,828	1,822	1,770
Aretec Group, Inc. (fka RCS Capital Corporation)	Financial Services	SOFR(M)	4.50%	9.93%	08/2030	4,792	4,691	4,823
Ascensus Group Holdings, Inc.	Business Services	SOFR(M)	3.50%	8.94%	08/2028	4,160	4,146	4,150
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	8.58%	02/2029	2,367	2,358	2,348
Bach Finance Limited	Education	SOFR(Q)	3.75%	9.07%	02/2031	1,615	1,611	1,621
Barracuda Parent, LLC	Software	SOFR(Q)	4.50%	9.81%	08/2029	4,938	4,816	4,917
Bayou Intermediate II, LLC	Healthcare	SOFR(Q)	4.50%	10.08%	08/2028	8,917	8,878	8,873
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	4.00%	9.33%	12/2028	5,325	5,285	5,339
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	9.18%	05/2028	751	749	750
BIFM CA Buyer Inc.	Business Services	SOFR(Q)	4.25%	9.57%	05/2028	2,723	2,687	2,737
Bleriot US Bidco Inc.	Federal Services	SOFR(Q)	4.00%	9.57%	10/2028	3,890	3,873	3,910
Boxer Parent Company Inc.	Software	SOFR(M)	4.25%	9.58%	12/2028	9,463	9,377	9,529
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	5.00%	10.40%	05/2028	4,383	4,270	4,404
Brown Group Holding, LLC	Distribution & Logistics	SOFR(Q)	3.00%	8.32%	07/2029	3,648	3,581	3,653
CE Intermediate I, LLC	Software	SOFR(Q)	3.50%	8.95%	11/2028	8,075	8,033	8,049
CentralSquare Technologies, LLC	Software	SOFR(M)	3.75%	9.18%	08/2025	14,212	14,204	14,213
Cloudera, Inc.	Software	SOFR(M)	3.75%	9.18%	10/2028	6,016	5,906	5,998
CommerceHub, Inc.	Software	SOFR(Q)	4.00%	9.48%	12/2027	4,099	3,926	3,980
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	9.44%	11/2028	6,540	6,516	6,475
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.75%	9.06%	02/2029	6,878	6,852	6,877
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	5.25%	10.66%	09/2026	4,925	4,827	4,284
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	9.19%	10/2028	1,842	1,836	1,811
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	10.31%	10/2029	6,640	6,474	6,653
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.75%	9.08%	12/2027	10,533	10,508	10,625
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	9.71%	10/2029	5,832	5,463	5,828
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	9.70%	03/2028	9,749	9,665	9,085
EAB Global, Inc.	Education	SOFR(M)	3.50%	8.94%	08/2028	2,478	2,460	2,484
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	9.55%	04/2029	7,462	7,355	7,412
Eisner Advisory Group LLC	Financial Services	SOFR(M)	4.00%	9.33%	02/2031	5,077	5,026	5,104
eResearchTechnology, Inc.	Healthcare	SOFR(M)	4.50%	9.94%	02/2027	2,184	2,174	2,193
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	9.32%	08/2028	8,431	8,328	8,431
Geo Parent Corporation	Business Services	SOFR(S)	5.25%	10.50%	12/2028	9,634	9,485	9,634
Groundworks, LLC	Business Services	SOFR(Q)	3.50%	8.83%	03/2031	4,123	4,082	4,082
Heartland Dental, LLC	Healthcare	SOFR(M)	5.00%	10.33%	04/2028	7,586	7,326	7,609
Help/Systems Holdings, Inc.	Software	SOFR(M)	4.00%	9.43%	11/2026	9,682	9,664	9,384
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	10.68%	04/2029	6,294	6,107	6,248
Hub International Limited	Business Services	SOFR(Q)	3.25%	8.57%	06/2030	1,854	1,852	1,856
Idera, Inc.	Software	SOFR(Q)	3.75%	9.21%	03/2028	9,107	9,058	9,084
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	9.70%	08/2028	3,949	3,922	3,949
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(Q)	4.00%	9.30%	03/2031	4,571	4,560	4,583
LSCS Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.94%	12/2028	9,849	9,788	9,732
Mandolin Technology Intermediate Holdings, Inc.	Software	SOFR(Q)	3.75%	9.20%	07/2028	9,775	9,742	8,920
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	4.50%	9.81%	11/2030	2,039	2,010	2,058
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	10.42%	05/2028	1,980	1,903	1,977
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	9.21%	05/2028	7,821	7,795	7,808

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Mavis Tire Express Services Topco, Corp.	Retail	SOFR(M)	3.75%	9.08%	05/2028	$8,242	$8,216	$8,266
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	9.58%	05/2028	6,126	5,999	6,099
Netsmart, Inc.	Healthcare	SOFR(M)	3.75%	9.19%	10/2027	6,807	6,807	6,830
Nielsen Consumer Inc.	Business Services	SOFR(M)	6.25%	11.58%	03/2028	9,925	8,966	9,875
OEConnection LLC	Software	SOFR(M)	4.00%	9.43%	09/2026	4,029	4,012	4,031
OMNIA Partners, LLC	Business Services	SOFR(Q)	3.75%	9.07%	07/2030	4,983	4,936	5,011
Optiv Parent Inc.	Business Services	SOFR(Q)	5.25%	10.57%	07/2026	2,804	2,731	2,724
Osaic Holdings, Inc.	Financial Services	SOFR(M)	4.50%	9.83%	08/2028	11,489	11,386	11,548
Osmosis Buyer Limited	Food & Beverage	SOFR(M)	3.75%	9.07%	07/2028	6,570	6,744	6,782
Osmosis Buyer Limited	Food & Beverage	SOFR(M)	4.25%	9.58%	07/2028	2,089	1,820	1,883
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.75%	9.06%	02/2029	1,316	1,313	1,316
Perforce Software, Inc.	Software	SOFR(Q)	4.75%	10.08%	03/2031	3,831	3,812	3,812
Physician Partners, LLC	Healthcare	SOFR(Q)	4.00%	9.46%	12/2028	3,189	3,166	2,400
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	4.75%	10.06%	10/2030	9,880	9,689	9,943
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	3.50%	8.94%	03/2028	5,000	4,976	5,013
Quartz Holding Company	Software	SOFR(Q)	4.00%	9.30%	10/2028	6,929	6,894	6,924
RealPage, Inc.	Software	SOFR(M)	3.00%	8.44%	04/2028	1,368	1,364	1,332
Renaissance Holding Corp.	Education	SOFR(M)	4.25%	9.58%	04/2030	5,088	4,951	5,103
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.94%	12/2027	7,344	7,320	7,371
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	2.50% + 4.25%/ PIK	12.06%	05/2027	4,388	4,382	4,334
Snap One Holdings Corp.	Distribution & Logistics	SOFR(Q)	4.50%	9.95%	12/2028	8,476	8,414	8,482
Spring Education Group, Inc.	Education	SOFR(Q)	4.50%	9.81%	10/2030	9,502	9,388	9,559
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	7.25%	12.83%	07/2026	2,266	2,203	2,266
Storable, Inc.	Software	SOFR(M)	3.50%	8.78%	04/2028	3,910	3,894	3,911
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.91%	12/2027	3,717	3,710	3,507
Syndigo LLC	Software	SOFR(M)	4.50%	9.94%	12/2027	9,874	9,862	9,850
Therapy Brands Holdings LLC	Healthcare	SOFR(M)	4.00%	9.44%	05/2028	5,953	5,933	5,566
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.50%	9.99%	08/2028	4,674	4,657	4,621
TRC Companies LLC	Business Services	SOFR(M)	3.75%	9.19%	12/2028	9,550	9,513	9,543
Valcour Packaging, LLC	Packaging	SOFR(M)	3.75%	9.19%	10/2028	3,235	3,228	2,545
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	4.75%	10.05%	07/2029	3,398	3,381	3,402
VT Topco, Inc.	Business Services	SOFR(M)	4.25%	9.58%	08/2030	7,271	7,202	7,296
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	10.58%	07/2029	4,030	3,812	3,977
Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	9.57%	10/2028	9,371	9,339	9,416
Zest Acquisition Corp.	Healthcare	SOFR(M)	5.50%	10.83%	02/2028	3,134	3,041	3,122
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.25%	10.71%	03/2028	9,825	9,685	9,806
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.25%	10.71%	03/2028	2,160	2,129	2,156
Total Funded Investments						$487,312	$481,392	$480,172
Unfunded Investments - First lien
Groundworks, LLC	Business Services	—	—	—	09/2024	$759	$(4)	$(4)
Osmosis Buyer Limited	Food & Beverage	—	—	—	07/2028	214	—	17
Total Unfunded Investments						$973	$(4)	$13
Total Investments						$488,285	$481,388	$480,185

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2024.
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

Below is certain summarized consolidated financial information for SLP IV as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and March 31, 2023:

Selected Consolidated Balance Sheet Information:	March 31, 2024	December 31, 2023
Investments at fair value (cost of $481,388 and $476,017, respectively)	$480,185	$467,886
Receivable from unsettled securities sold	4,509	1,445
Cash and other assets	18,634	16,227
Total assets	$503,328	$485,558

Credit facility	$336,237	$306,537
Deferred financing costs (net of accumulated amortization of $1,757 and $1,599, respectively)	(3,948)	(1,414)
Payable for unsettled securities purchased	19,586	31,322
Distribution payable	5,541	5,220
Other liabilities	6,347	6,676
Total liabilities	363,763	348,341

Members' capital	$139,565	$137,217
Total liabilities and members' capital	$503,328	$485,558

Selected Consolidated Statement of Operations Information:	Three Months Ended
	March 31, 2024	March 31, 2023
Interest income	$11,962	$11,258
Other income	21	116
Total investment income	11,983	11,374

Interest and other financing expenses	6,100	5,832
Other expenses	224	205
Total expenses	6,324	6,037
Net investment income	5,659	5,337

Net realized losses on investments	(4,698)	(1,669)
Net change in unrealized appreciation of investments	6,928	5,478
Net increase in members' capital	$7,889	$9,146
For the three months ended March 31, 2024 and March 31, 2023, the Company earned approximately $4,356 and $3,583, respectively, of dividend income related to SLP IV, which is included in dividend income. As of March 31, 2024 and December 31, 2023, approximately $4,356 and $4,103, respectively, of dividend income related to SLP IV was included in interest and dividend receivable.
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

Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies to determine if any are as “significant subsidiaries.” This determination is made based upon an analysis performed under Rules 3-09 and 4-08(g) of Regulation S-X, pursuant to which the Company must determine if any of its portfolio companies are considered a “significant subsidiary" as defined by Rule 1-02(w) of Regulation S-X under this rule. As of March 31, 2024, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary."
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of March 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,756,997	$—	$25,581	$1,731,416
Second lien	414,958	—	19,060	395,898
Subordinated	95,231	—	9,888	85,343
Equity and other	802,796	—	—	802,796
Total investments	$3,069,982	$—	$54,529	$3,015,453
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$1,683,952	$—	$46,063	$1,637,889
Second lien	424,513	—	18,333	406,180
Subordinated	90,948	—	8,077	82,871
Equity and other	811,909	—	—	811,909
Total investments	$3,011,322	$—	$72,473	$2,938,849
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2023	$2,938,849	$1,637,889	$406,180	$82,871	$811,909
Total gains or losses included in earnings:
Net realized losses on investments	(11,890)	(11,859)	—	—	(31)
Net change in unrealized appreciation (depreciation) of investments	3,097	15,974	5,557	(261)	(18,173)
Purchases, including capitalized PIK and revolver fundings(1)	227,711	172,750	43,125	2,733	9,103
Proceeds from sales and paydowns of investments(1)	(170,754)	(111,778)	(58,964)	—	(12)
Transfers into Level III(2)	28,440	28,440	—	—	—
Fair Value, March 31, 2024	$3,015,453	$1,731,416	$395,898	$85,343	$802,796
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(12,429)	$3,813	$2,216	$(261)	$(18,197)

(1)Includes non-cash reorganizations and restructurings.
(2)As of March 31, 2024, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2022	$3,136,291	$1,753,967	$480,068	$72,842	$829,414
Total gains or losses included in earnings:
Net realized gains (losses) on investments	708	(13,956)	(4,711)	—	19,375
Net change in unrealized appreciation (depreciation) of investments	7,083	12,093	4,096	(263)	(8,843)
Purchases, including capitalized PIK and revolver fundings(1)	130,933	117,905	945	1,769	10,314
Proceeds from sales and paydowns of investments(1)	(90,638)	(71,263)	—	—	(19,375)
Fair Value, March 31, 2023	$3,184,377	$1,798,746	$480,398	$74,348	$830,885
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(6,956)	$(2,055)	$4,096	$(156)	$(8,841)

(1)Includes non-cash reorganizations and restructurings.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three months ended March 31, 2024 and March 31, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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

Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2024 were as follows:

				Range
Type	Fair Value as of March 31, 2024	Approach	Unobservable Input	Low	High	Weighted Average(1)
First lien	$1,598,472	Market & Income Approach	EBITDA multiple	5.0x	35.0x	15.1x
			Revenue multiple	4.0x	18.5x	7.6x
			Discount rate	8.8%	21.1%	10.9%
	132,944	Other	N/A(2)	N/A	N/A	N/A
Second lien	239,127	Market & Income Approach	EBITDA multiple	7.0x	20.0x	15.0x
			Discount rate	9.4%	21.4%	11.7%
	156,771	Other	N/A(2)	N/A	N/A	N/A
Subordinated	84,795	Market & Income Approach	EBITDA multiple	8.4x	24.5x	16.3x
			Discount rate	12.6%	22.2%	16.4%
	548	Other	N/A(2)	N/A	N/A	N/A
Equity and other	415,753	Market & Income Approach	EBITDA multiple	5.0x	26.5x	12.3x
			Revenue multiple	4.0x	18.5x	7.0x
			Discount rate	9.6%	41.0%	12.8%
	375,247	Income Approach	Discount rate	6.4%	13.2%	9.8%
	11,796	Other	N/A(2)	N/A	N/A	N/A
	$3,015,453

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2023 were as follows:

				Range
Type	Fair Value as of December 31, 2023	Approach	Unobservable Input	Low	High	Weighted Average(1)
First lien	$1,559,300	Market & income approach	EBITDA multiple	5.0x	24.0x	15.1x
			Revenue multiple	5.0x	19.5x	10.6x
			Discount rate	8.6%	22.0%	10.2%
	78,589	Other	N/A(2)	N/A	N/A	N/A
Second lien	403,180	Market & income approach	EBITDA multiple	7.0x	20.0x	14.4x
			Discount rate	9.2%	30.0%	12.1%
	3,000	Other	N/A(2)	N/A	N/A	N/A
Subordinated	82,871	Market & income approach	EBITDA multiple	8.0x	22.0x	16.0x
			Discount rate	12.9%	20.9%	11.9%
Equity and other	430,828	Market & income approach	EBITDA multiple	5.5x	34.0x	12.6x
			Revenue multiple	9.0x	11.0x	10.0x
			Discount rate	9.8%	43.1%	12.2%
	370,807	Income approach	Discount rate	6.4%	12.6%	10.1%
	10,274	Other	N/A(2)	N/A	N/A	N/A
	$2,938,849

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
The carrying value of the collateralized agreement approximates fair value as of March 31, 2024 and is considered a Level III investment. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
The 2021A Unsecured Notes, 2022A Unsecured Notes, SBA-guaranteed debentures, Holdings Credit Facility, DB Credit Facility, NMFC Credit Facility and NMNLC Credit Facility II are considered Level III investments. The fair value of the 2022 Convertible Notes, 8.250% Unsecured Notes and 6.875% Unsecured Notes are based on quoted prices and are considered Level II investments. See Note 7. Borrowings, for details.
The following are the principal amounts and fair values of the Company’s borrowings as of March 31, 2024 and December 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings or market quotes, if available.

	As of
	March 31, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
Unsecured Notes	$690,000	$670,182	$506,500	$490,200
SBA-guaranteed debentures	300,000	260,192	300,000	259,811
Holdings Credit Facility	291,563	292,412	515,063	511,511
Convertible Notes	260,000	264,680	260,000	264,706
DB Credit Facility	182,000	181,327	186,400	184,506
NMFC Credit Facility (1)	47,618	46,793	36,813	36,507
NMNLC Credit Facility II	2,938	2,937	2,853	2,846
Total Borrowings	$1,774,119	$1,718,523	$1,807,629	$1,750,087

(1)     As of March 31, 2024, the principal amount of the NMFC Credit Facility was $47,618, which includes £22,850 denominated in GBP and €17,400 denominated in EUR that has been converted to U.S. dollars. As of March 31, 2024, the fair value of the NMFC Credit Facility was $46,793, which included £22,700 denominated in GBP and €16,811 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2023, the principal amount of the NMFC Credit Facility was $36,813, which included £22,850 denominated in GBP and €700 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2023, the fair value of the NMFC Credit Facility was $36,507, which included £22,660 denominated in GBP and €694 denominated in EUR that has been converted to U.S. dollars.
The following table summarizes the notional amounts and fair values of the Company's derivative instruments as of March 31, 2024. The Company's derivative instruments are considered Level II investments.

	As of March 31, 2024
	Notional Amount	Fair Value
		Asset	Liability
Derivatives in fair value hedging relationships:
Interest rate swaps	$300,000	—	$(424)
Total derivatives designated as hedging instruments	300,000	—	(424)
Total derivatives(1)	$300,000	—	$(424)

(1)As of March 31, 2024, the Company had a derivative liability subject to such enforceable master netting arrangement in the amount of $(424) and a collateral balance of $960, included in Receivable from Broker on the Consolidated Statements of Assets and Liabilities. If the Company had elected to offset, the net amount would be $0.
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
Pursuant to Amendment No. 1, the base management fee is calculated at an annual rate of 1.4% of the Company's gross assets, which equals the Company's total assets on the Consolidated Statements of Assets and Liabilities, less cash and cash equivalents. The base management fee is payable quarterly in arrears, and is calculated based on the average value of the Company's gross assets, which equals the Company's total assets, as determined in accordance with GAAP, less cash and cash equivalents at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter. To the extent the Company invests in derivatives, the Company uses the actual value of the derivatives, as reported on the Consolidated Statements of Assets and Liabilities, for purposes of calculating its base management fee.
Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2024, the Investment Adviser entered into a fee waiver agreement (the "Fee Waiver Agreement"), amended on August 7, 2023, pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”). The Fee Waiver Agreement was most recently extended for a period of one year through the quarter ending December 31, 2024 by the Investment Adviser on August 7, 2023. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three months ended March 31, 2024 and March 31, 2023, management fees waived were approximately $901 and $1,063, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of March 31, 2024), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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

The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Management fee	$10,997	$11,638
Less: management fee waiver	(901)	(1,063)
Total management fee	10,096	10,575
Incentive fee, excluding accrued capital gains incentive fees	$9,389	$9,597
Accrued capital gains incentive fees(1)	$—	$—

(1)As of March 31, 2024 and March 31, 2023, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the board of directors on January 30, 2024 for a period of 12 months commencing on March 1, 2024. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2024 and March 31, 2023, approximately $578 and $595, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of March 31, 2024 and December 31, 2023, approximately $578 and $682, respectively, of indirect administrative expenses were included in payable to affiliates. For the three months ended March 31, 2024 and March 31, 2023, the reimbursement to the Administrator represented approximately 0.02% and 0.02%, respectively, of the Company's gross assets.
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
On March 30, 2020, the Company entered into an unsecured revolving credit facility with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $30,000 maximum amount of revolver borrowings available and a maturity date of December 31, 2022. On May 4, 2020, the Company entered into an Amended and Restated Uncommitted

Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. On December 17, 2021, the Company entered into Amendment No. 1 to the Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which lowered the interest rate and extended the maturity date from December 31, 2022 to December 31, 2024. On October 31, 2023, we entered into a Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings thereunder from $50,000 to $100,000, extended the maturity date from December 31, 2024 to December 31, 2027 and changed the interest rate to the Applicable Federal Rate Refer to Note 7. Borrowings for discussion of the Unsecured Management Company Revolver (defined below).
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to the Company from 200.0% to 150.0% as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes (as defined below) and certain of the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of March 31, 2024, the Company’s asset coverage ratio was 192.3%.
Holdings Credit Facility—On October 24, 2017, the Company entered into the Third Amended and Restated Loan and Security Agreement (as amended from time to time, the "Loan and Security Agreement") among the Company, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (the "Holdings Credit Facility"). As of the amendment on October 26, 2023, the maturity date of the Holdings Credit Facility is October 26, 2028, and the maximum facility amount is the lesser of $800,000 and the actual commitments of the lenders to make advances as of such date.
As of March 31, 2024, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 35.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on October 26, 2023, the Holdings Credit Facility bears interest at a rate of SOFR plus 2.50% per annum for Broadly Syndicated Loans (as defined in the Eighth Amendment to the Loan and Security Agreement). From April 28, 2023 to October 25, 2023, the Holdings Credit Facility bore interest at a rate of SOFR plus 1.70% for Broadly Syndicated Loans (as defined in the Seventh Amendment to the Loan and Security Agreement) and SOFR plus 2.20% per annum for all other investments. From April 20, 2021 to April 27, 2023, the Holdings Credit Facility bore interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the Fifth Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Tenth Amendment to the Loan and Security Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest expense	$7,087	$10,287
Non-usage fee	$508	$118
Amortization of financing costs	$576	$464
Weighted average interest rate	7.8%	6.6%
Effective interest rate	9.2%	7.0%
Average debt outstanding	$358,489	$634,146
As of March 31, 2024 and December 31, 2023, the outstanding balance on the Holdings Credit Facility was $291,563 and $515,063, respectively, and NMF Holdings was in compliance with the applicable covenants of the Holdings Credit Facility on such dates.
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
As of March 31, 2024, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest expense	$653	$1,617
Non-usage fee	$154	$92
Amortization of financing costs	$54	$53
Weighted average interest rate	7.3%	6.5%
Effective interest rate	9.7%	7.1%
Average debt outstanding	$35,729	$101,025
As of March 31, 2024, the outstanding balance on the NMFC Credit Facility was $47,618, which included £22,850 denominated in British Pound Sterling ("GBP") and €17,400 denominated in Euro ("EUR") that have been converted to U.S. dollars. As of December 31, 2023, the outstanding balance on the NMFC Credit Facility was $36,813, which included £22,850 denominated in GBP and €700 denominated in EUR that have been converted to U.S. dollars.
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
As of the amendment on October 31, 2023, the Unsecured Management Company Revolver bears interest at the Applicable Federal Rate. As of December 17, 2021 through the amendment on October 31, 2023, the Unsecured Management Company Revolver bore interest at a rate of 4.00% per annum. On October 31, 2023, we entered into a Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amount of revolving borrowings available thereunder from $50,000 to $100,000. As of March 31, 2024, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $100,000 and no borrowings were outstanding. For the three months ended March 31, 2024 and March 31, 2023, amortization of financing costs were $2 and $1, respectively.
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
As of March 31, 2024, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
The advances under the DB Credit Facility accrue interest at a per annum rate equal to the Applicable Margin plus the lender's Cost of Funds Rate. From March 25, 2021 to June 29, 2023, the Applicable Margin was equal to 2.35% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and then increased by 2.00% during an Event of Default (as defined in the LFSA). From June 29, 2023 to October 31, 2023, the Applicable Margin was 2.61% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and then increased by 2.00% per annum during an Event of Default. As of the amendment on October 31, 2023, the Applicable Margin is equal to 2.55% during the Revolving Period, increases by 0.20% per annum after the Revolving period and shall be increased by 2.00% per annum during an Event of Default. The "Cost of Funds Rate" for a conduit lender is the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender is the Base Rate. Effective June 29, 2023, the Base Rate is the three-months SOFR Rate. Prior to the amendment on June 29, 2023, the Base Rate was the three-months LIBOR rate. The Company is also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the LFSA) and a facility agent fee of 0.25% per annum, until the amendment on October 31, 2023, on the total facility amount. As of the amendment on October 31, 2023, the facility agent fee is 0.20% per annum on the total facility amounts.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest expense(1)	$3,781	$3,486
Non-usage fee(1)	$108	$102
Amortization of financing costs	$191	$267
Weighted average interest rate	8.1%	7.6%
Effective interest rate	8.9%	8.4%
Average debt outstanding	$185,095	$186,400

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.

As of March 31, 2024 and December 31, 2023, the outstanding balance on the DB Credit Facility was $182,000 and $186,400, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
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
As of the amendment on November 1, 2022, the NMNLC Credit Facility II bears interest at a rate of SOFR plus 2.25% per annum with a 0.35% floor, and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of the amendment on November 1, 2022, the maximum amount of revolving borrowings available to all borrowers under the NMNLC Credit Facility II is $27,500, of which $25,493 is outstanding as of March 31, 2024.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMNLC Credit Facility II for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest expense	$45	$53
Non-usage fee	$—	$—
Amortization of financing costs	$21	$23
Weighted average interest rate	7.6%	7.2%
Effective interest rate	11.4%	10.4%
Average debt outstanding	$2,371	$2,973
As of March 31, 2024 and December 31, 2023, the outstanding balance on the NMNLC Credit Facility II was $2,938 and $2,853, respectively, and NMNLC was in compliance with the applicable covenants of the NMNLC Credit Facility II on such dates.
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
On November 4, 2022, the Company launched a tender offer to purchase, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated November 4, 2022, up to $201,250 aggregate principal amount of then outstanding 2018 Convertible Notes for cash in an amount equal to $1 per $1 principal amount of Notes purchased (exclusive of accrued and unpaid interest on such notes) (the "Tender Offer"). The Tender Offer expired on December 6, 2022. As of the expiration of the Tender Offer, $84,434 aggregate principal amount of the 2018 Convertible Notes were validly tendered and not validly withdrawn pursuant to the Tender Offer. The Company accepted for purchase all of the 2018 Convertible Notes that were validly tendered and not validly withdrawn at the expiration of the Tender Offer. Following settlement of the Tender Offer on December 9, 2022, approximately $116,816 aggregate principal amount of the 2018 Convertible Notes remained outstanding.
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
The following table summarizes certain key terms related to the convertible features of the 2022 Convertible Notes as of March 31, 2024:

2022 Convertible Notes
Initial conversion premium(1)	14.7%
Initial conversion rate(2)	70.4225
Initial conversion price	$14.20
Conversion rate at March 31, 2024(1)(2)	72.5249
Conversion price at March 31, 2024(2)(3)	$13.79
Last conversion price calculation date	March 15, 2024

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the 2022 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at March 31, 2024 on the 2022 Convertible Notes was calculated on March 15, 2024.
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

The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the 2018 Convertible Notes and 2022 Convertible Notes (together, the "Convertible Notes") for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest expense	$4,875	$5,642
Amortization of financing costs	$396	$374
Amortization of premium	$(29)	$(18)
Weighted average interest rate	7.5%	6.9%
Effective interest rate	8.1%	7.3%
Average debt outstanding	$260,000	$328,816
As of March 31, 2024 and December 31, 2023, the outstanding balance on the 2022 Convertible Notes was $260,000 and $260,000, respectively. As of both March 31, 2024 and December 31, 2023, the outstanding balance on the 2018 Convertible Notes was zero. The Company was in compliance with the terms of the 2018A Indenture and 2018C Indenture on such dates.
Unsecured Notes
On January 30, 2018, the Company issued $90,000 in aggregate principal amount of five year unsecured notes that matured on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On January 30, 2023, the Company caused notices to be issued to holders of the Company's 2018A Unsecured Notes regarding the exercise of the Company's option to repay all of the Company's $90,000 in aggregate principal amount of issued and outstanding 2018A Unsecured Notes, which was repaid on January 27, 2023. On July 5, 2018, the Company issued $50,000 in aggregate principal amount of five year unsecured notes that matured on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On June 28, 2023, the Company caused notices to be issued to holders of the Company's 2018B Unsecured Notes regarding the exercise of the Company's option to repay all of the Company's $50,000 in aggregate principal amount of issued and outstanding 2018B Unsecured Notes, which was repaid on June 27, 2023. On April 30, 2019, the Company issued $116,500 in aggregate principal amount of five year unsecured notes with a maturity of April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA (the "Fourth Supplement"). On February 5, 2024, the Company fully repaid $116,500 in aggregate principal amount of issued and outstanding 2019A Unsecured Notes. On January 29, 2021, the Company issued $200,000 in aggregate principal amount of five year unsecured notes that mature on January 29, 2026 (the "2021A Unsecured Notes") pursuant to the NPA and a fifth supplement to the NPA (the "Fifth Supplement"). On June 15, 2022, the Company issued $75,000 in aggregate principal amount of five year unsecured notes that mature on June 15, 2027 (the "2022A Unsecured Notes") pursuant to the NPA and a sixth supplement to the NPA (the "Sixth Supplement"). The NPA provides for future issuances of unsecured notes in separate series or tranches.
The 2019A Unsecured Notes bore interest at an annual rate of 5.494%. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year. The 2022A Unsecured Notes bear interest at an annual rate of 5.900%, payable semi-annually in arrears on June 15 and December 15 of each year. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or the Company ceases to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000. In each such event, the Company has the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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

On November 13, 2023, the Company closed a registered public offering of $115,000 in aggregate principal amount of 8.250% notes that mature on November 15, 2028 (the "8.250% Unsecured Notes"), pursuant to a base indenture and fourth supplemental indenture thereto dated November 13, 2023 (the "Indenture") between us and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.
The 8.250% Unsecured Notes bear interest at an annual rate of 8.250%, payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 8.250% Unsecured Notes are listed on NASDAQ and trade under the trading symbol "NMFCZ".
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
On February 1, 2024, the Company issued $300,000 in aggregate principal amount of its 6.875% notes that mature on February 1, 2029 (the "6.875% Unsecured Notes", together with the 2018A Unsecured Notes, 2018B Unsecured Notes, 2019A Unsecured Notes, 2021A Unsecured Notes, 2022A Unsecured Notes and 8.250% Unsecured Notes, the "Unsecured Notes"). The 6.875% Unsecured Notes bear interest at an annual rate of 6.875%, payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2024. The Company may redeem the 6.875% Unsecured Notes, in whole or in part, at any time prior to January 1, 2029, at par plus a "make-whole" premium, and thereafter at par, plus accrued interest.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest expense(1)	$9,614	$5,667
Amortization of financing costs	$495	$209
Amortization of discount	$102	$—
Weighted average interest rate	6.0%	4.8%
Effective interest rate	6.4%	5.0%
Average debt outstanding	$632,610	$471,500

(1)Interest expense includes net expense recognized on fair value hedges.
As of March 31, 2024 and December 31, 2023, the outstanding balance on the Unsecured Notes was $686,663 and $506,500, respectively, and the Company was in compliance with the terms of the NPA and Indenture as of such dates, as applicable.
In connection with the issuance of the 6.875% Unsecured Notes, the Company entered into an interest rate swap on March 18, 2024 with Morgan Stanley Bank N.A., in which the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.8183% on the notional amount of $300,000. The Company designates interest rate swaps as fair value hedges in a qualifying fair value hedge accounting relationship to mitigate risk of changes in the fair value of financial liabilities due to interest rate risk. As a result, the Company will present changes in fair value of the hedging instrument and the related hedged item in interest expense within the Company’s Consolidated Statements of Operations.
The Company recorded and formally documented all hedging relationships, its risk management objective and strategy upon entering into each hedging relationship. For each hedging relationship, the Company performs quarterly quantitative assessments of the hedge effectiveness to assess that the hedging relationships are highly effective in offsetting changes in fair values of hedged items and whether the relationship is expected to continue to be highly effective in the future. To the extent the changes in fair value of the derivative do not offset the changes in fair value of the hedged item, the difference is recognized. The corresponding adjustment to the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to other assets or other liabilities, as applicable.
If a hedge relationship is de-designated or if hedge accounting is discontinued because the hedged item no longer exists, the derivative will continue to be recorded as another asset or other liability in the Consolidated Statements of Assets and Liabilities at its fair value, with changes in fair value recognized in net change in unrealized appreciation (deprecation).
The following table presents the effect of hedging derivative instruments on the Consolidated Statements of Operations and the total amounts for the respective line items affected:

Three Months Ended
March 31, 2024
(Losses) gains on fair value hedging relationship:
Interest rate swap contract:
Interest expense recognized on derivative	$(64)
Losses recognized on derivative	(424)
Gains recognized on hedged item	331
Net expense recognized on fair value hedge	$(157)
The following table summarizes the carrying value of the Company's hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, as of March 31, 2024.

Description	Carrying Value	Cumulative Amount of Basis Adjustment
6.875% Unsecured Notes	$296,663	$331
The Company’s derivative instrument contracts are subject to ISDA Master Agreements which contain certain covenants and other provisions upon the occurrence of specific credit-risk-related events which may allow the counterparties to terminate derivatives contracts if the Company fails to maintain sufficient asset coverage for its derivative contracts or upon certain credit events. As a result, the hedging relationship terminates and is immediately accelerated and deemed payable pursuant to the ISDA Master Agreement.
The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on March 31, 2024 was ($424), for which the Company has posted collateral of $960. The Company does not have any derivatives that are not designated as hedging instruments.
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
As of March 31, 2024 and December 31, 2023, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of March 31, 2024 and December 31, 2023, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and $150,000 and $150,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

The following table summarizes the Company’s SBA-guaranteed debentures as of March 31, 2024:

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
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim interest rate equal to the Federal Home Loan Bank of Chicago's Fixed Regular Advance Rate (Bank Advance Rate), plus 41 basis points. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest expense	$2,020	$1,998
Amortization of financing costs	$250	$247
Weighted average interest rate	2.7%	2.7%
Effective interest rate	3.0%	3.0%
Average debt outstanding	$300,000	$300,000

The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by SBA regulations that, among other things: require SBICs to invest in eligible small businesses and invest at least 25.0% of investment capital in eligible smaller enterprises (as defined by the SBA regulations), place certain limitations on the financing terms of investments, regulate the types of financing provided by an SBIC, prohibit investments in small businesses with certain characteristics or in certain industries and require capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2024 and December 31, 2023, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2024, the Company had unfunded commitments on revolving credit facilities of $119,628, no outstanding bridge financing commitments and other future funding commitments of $92,525. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $112,803, no outstanding bridge financing commitments and other future funding commitments of $43,948. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedules of Investments.

The Company also had revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility, the Unsecured Management Company Revolver and the NMNLC Credit Facility II as of March 31, 2024 and December 31, 2023. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2024 and December 31, 2023, the Company had commitment letters to purchase investments in the aggregate par amount of $6,349 and $11,105, respectively, which could require funding in the future.
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three months ended March 31, 2024:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	(Losses) Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2023	102,558,859	$1,026	$1,331,269	$150,407	$(100,015)	$(62,736)	$1,319,951	$11,772	$1,331,723
Issuances of common stock	3,730,434	37	47,882	—	—	—	47,919	—	47,919
Offering costs	—	—	(81)	—	—	—	(81)	—	(81)
Distributions declared	—	—	—	(38,265)	—	—	(38,265)	(197)	(38,462)
Net increase (decrease) in net assets resulting from operations	—	—	—	37,325	(11,830)	1,913	27,408	676	28,084
Net assets at March 31, 2024	106,289,293	$1,063	$1,379,070	$149,467	$(111,845)	$(60,823)	$1,356,932	$12,251	$1,369,183
    The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three months ended March 31, 2023:

				Accumulated Undistributed (Overdistributed) Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized (Losses)	Net Unrealized Appreciation	Total Net Assets	Non-Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2022	100,937,026	$1,009	$1,305,945	$147,593	$(68,072)	$(72,002)	$1,314,473	$11,718	$1,326,191
Issuances of common stock	—	—	—	—	—	—	—	—	—
Offering costs	—	—	(56)	—	—	—	(56)	—	(56)
Distributions declared	—	—	—	(32,300)	—	—	(32,300)	(153)	(32,453)
Net increase in net assets resulting from operations	—	—	—	38,113	677	5,783	44,573	239	44,812
Net assets at March 31, 2023	100,937,026	$1,009	$1,305,889	$153,406	$(67,395)	$(66,219)	$1,326,690	$11,804	$1,338,494
On November 3, 2021, the Company entered into an equity distribution agreement, as amended on May 18, 2023 and August 23, 2023 (the “Distribution Agreement”), with B. Riley Securities, Inc. and Raymond James & Associates, Inc. (collectively, the “Agents”). The Distribution Agreement provides that the Company may issue and sell its shares from time to time through the Agents, up to $250,000 worth of its common stock by means of at-the-market ("ATM") offerings.
For the three months ended March 31, 2024, the Company sold 3,730,434 shares of common stock under the Distribution Agreement. For the three months ended March 31, 2024, the Company received total accumulated net proceeds of approximately $47,919, including $7, of offering expenses, from these sales. For the three months ended March 31, 2023, the Company did not sell any shares of common stock under the Distribution Agreement.
The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of March 31, 2024, shares representing approximately $127,768 of its common stock remain available for issuance and sale under the Distribution Agreement.
Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Earnings per share—basic
Numerator for basic earnings per share:	$27,408	$44,573
Denominator for basic weighted average share:	103,660,370	100,937,026
Basic earnings per share:	$0.26	$0.44
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$27,408	$44,573
Adjustment for interest on Convertible Notes and incentive fees, net	3,900	4,513
Numerator for diluted earnings per share:	$31,308	$49,086
Denominator for basic weighted average share	103,660,370	100,937,026
Adjustment for dilutive effect of Convertible Notes	18,783,108	22,654,406
Denominator for diluted weighted average share	122,443,478	123,591,432
Diluted earnings per share:	$0.26	$0.40

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended March 31, 2024, there was anti-dilution. For the three months ended March 31, 2023, there was no anti-dilution.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Per share data(1):
Net asset value, January 1, 2024 and January 1, 2023, respectively	$12.87	$13.02
Net investment income	0.36	0.38
Net realized and unrealized (losses) gains	(0.10)	0.06
Total net increase	0.26	0.44
Distributions declared to stockholders from net investment income	(0.36)	(0.32)
Net asset value, March 31, 2024 and March 31, 2023, respectively	$12.77	$13.14
Per share market value, March 31, 2024 and March 31, 2023, respectively	$12.67	$12.17
Total return based on market value(2)	2.45%	0.94%
Total return based on net asset value(3)	1.99%	3.39%
Shares outstanding at end of period	106,289,293	100,937,026
Average weighted shares outstanding for the period	103,660,370	100,937,026
Average net assets for the period	$1,334,024	$1,314,609
Ratio to average net assets(4):
Net investment income	11.25%	11.76%
Total expenses, before waivers/reimbursements	16.25%	16.85%
Total expenses, net of waivers/reimbursements	15.97%	16.52%
Average debt outstanding—Unsecured Notes	$632,610	$471,500
Average debt outstanding—Holdings Credit Facility	358,489	634,146
Average debt outstanding—SBA-guaranteed debentures	300,000	300,000
Average debt outstanding—Convertible Notes	260,000	328,816
Average debt outstanding—DB Credit Facility	185,095	186,400
Average debt outstanding—NMFC Credit Facility(5)	35,729	101,025
Average debt outstanding—NMNLC Credit Facility II	2,371	2,973
Asset coverage ratio(6)	192.25%	177.55%
Portfolio turnover	4.83%	2.10%

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
(4)Interim periods are annualized.
(5)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2024 and March 31, 2023, the Company had borrowings denominated in GBP of £22,850 and £22,850, respectively, and borrowings denominated in EUR of €17,400 and €700, respectively, that have been converted to U.S. dollars.
(6)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

Note 13. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended March 31, 2024. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
Note 14. Subsequent Events
On April 18, 2024, the Company’s board of directors declared a regular second quarter 2024 distribution of $0.32 per share and a supplemental distribution related to first quarter earnings of $0.02 per share, each payable on June 28, 2024 to holders of record as of June 14, 2024.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the "Company"), including the consolidated schedule of investments, as of March 31, 2024, and the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments as of December 31, 2023, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.
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
May 1, 2024

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
•the general economy, including fluctuating interest and inflation rates, on the industries in which we invest;
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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q.
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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through March 31, 2024, we have raised approximately $1,014.8 million in net proceeds from additional offerings of our common stock.
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
Similar to us, the investment objective of SBIC I and SBIC II is to generate current income and capital appreciation under the investment criteria we use. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of March 31, 2024, our top five industry concentrations were software, business services, healthcare, investment funds (which includes our investments in our joint ventures) and education.
As of March 31, 2024, our net asset value was approximately $1,356.9 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $3,070.0 million in 114 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 11.1% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 9.5%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use Sterling Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On April 18, 2024, our board of directors declared a second quarter 2024 distribution of $0.32 per share and a supplemental distribution related to first quarter earnings of $0.02 per share, each payable on June 28, 2024 to holders of record as of June 14, 2024.
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

See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2024.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2024.
NMFC Senior Loan Program III LLC
NMFC Senior Loan Program III LLC ("SLP III") was formed as a Delaware limited liability company and commenced operations on April 25, 2018. SLP III is structured as a private joint venture investment fund between us and SkyKnight Income II, LLC (“SkyKnight II”) and operates under a limited liability company agreement (the "SLP III Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP III, which has equal representation from us and SkyKnight II. SLP III has a five year investment period and will continue in existence until July 8, 2026. The investment period may be extended for up to one year pursuant to certain terms of the SLP III Agreement.

SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of March 31, 2024, we and SkyKnight II have committed and contributed $140.0 million and $35.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of March 31, 2024 and December 31, 2023.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the amendment on June 23, 2023, during the reinvestment period, the credit facility bears interest at a rate of SOFR plus 1.80%, and after the reinvestment period it will bear interest at a rate of SOFR plus 2.10%. Prior to the amendment on June 23, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum during the reinvestment period and LIBOR plus 1.90% per annum after the reinvestment period. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525.0 million. As of March 31, 2024 and December 31, 2023, SLP III had total investments with an aggregate fair value of approximately $653.9 million and $636.6 million, respectively, and debt outstanding under its credit facility of $474.9 million and $453.2 million, respectively. As of March 31, 2024 and December 31, 2023, none of SLP III's investments were on non-accrual. Additionally, as of March 31, 2024 and December 31, 2023, SLP III had unfunded commitments in the form of delayed draws of $1.3 million and $1.1 million, respectively.
Below is a summary of SLP III's portfolio as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
First lien investments (1)	$663,438	$657,208
Weighted average interest rate on first lien investments (2)	9.67%	9.79%
Number of portfolio companies in SLP III	88	87
Largest portfolio company investment (1)	$17,836	$17,883
Total of five largest portfolio company investments (1)	$79,243	$79,458

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP III's portfolio as of March 31, 2024 and December 31, 2023 and additional information on certain summarized financial information for SLP III as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and March 31, 2023.

NMFC Senior Loan Program IV LLC
NMFC Senior Loan Program IV LLC ("SLP IV") was formed as a Delaware limited liability company on April 6, 2021, and commenced operations on May 5, 2021. SLP IV is structured as a private joint venture investment fund between us and SkyKnight Income Alpha, LLC ("SkyKnight Alpha") and operates under the First Amended and Restated Limited Liability Company Agreement of NMFC Senior Loan Program IV LLC, dated May 5, 2021 (the "SLP IV Agreement"). Upon the effectiveness of the SLP IV Agreement, the members contributed their respective membership interests in NMFC Senior Loan Program I LLC ("SLP I") and NMFC Senior Loan Program II LLC ("SLP II") to SLP IV. Immediately following the contribution of their membership interests, SLP I and SLP II became wholly-owned subsidiaries of SLP IV. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP IV, which has equal representation from us and SkyKnight Alpha. SLP IV had a five year investment period and will continue in existence until May 5, 2029. On March 15, 2024, the investment period was extended until May 5, 2027 pursuant to the terms of the SLP IV Agreement.
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of March 31, 2024, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of March 31, 2024 and December 31, 2023.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on March 27, 2029. As of the amendment on March 27, 2024, the facility bears interest at a rate of SOFR plus 1.90%. From April 28, 2023 to March 27, 2024, the facility bore interest at a rate of SOFR plus 1.70%. Prior to the amendment on April 28, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum. As of March 31, 2024 and

December 31, 2023, SLP IV had total investments with an aggregate fair value of approximately $480.2 million and $467.9 million, respectively, and debt outstanding under its credit facility of $336.2 million and $306.5 million, respectively. As of March 31, 2024 and December 31, 2023, none of SLP IV’s investments were on non-accrual. Additionally, as of March 31, 2024 and December 31, 2023, SLP IV had unfunded commitments in the form of delayed draws of $1.0 million and $0.8 million, respectively.
Below is a summary of SLP IV's consolidated portfolio as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
First lien investments (1)	$488,285	$482,776
Weighted average interest rate on first lien investments (2)	9.68%	9.81%
Number of portfolio companies in SLP IV	80	78
Largest portfolio company investment (1)	$17,532	$17,400
Total of five largest portfolio company investments (1)	$65,751	$67,838

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP IV's consolidated portfolio as of March 31, 2024 and December 31, 2023 and additional information on certain summarized financial information for SLP IV as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and March 31, 2023.

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of March 31, 2024.
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
Below is certain summarized property information for NMNLC as of March 31, 2024:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2024
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$101,932
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	11,265
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,650
					$122,847

Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2024 and December 31, 2023, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $16.5 million and $16.5 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of March 31, 2024 and December 31, 2023, the SPP Agreement had a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $8.0 million and $8.0 million, respectively, which is reflective of the higher inherent risk in this transaction.

Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2024 and March 31, 2023, we recognized PIK and non-cash interest from investments of approximately $9.7 million and $9.0 million, respectively, and PIK and non-cash dividends from investments of approximately $7.4 million and $6.5 million, respectively.
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
We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score (“Risk Rating”) based on two metrics – 1) Operating Performance and 2) Business Characteristics:
•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of “4” to “1”, with “4” being the best and “1” being the worst:
◦Tier 4 – Business performance is in-line with or above expectations
◦Tier 3 – Moderate business underperformance and/or moderate market headwinds
◦Tier 2 – Significant business underperformance and/or significant market headwinds
◦Tier 1 – Severe business underperformance and/or severe market headwinds
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company’s business and credit quality, the underlying portfolio company’s current balance sheet, and the level of support from the equity sponsor. The metric is expressed as on a qualitative scale of “A” to “C”, with “A” being the best and “C” being the worst.

The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Green, Yellow, Orange and Red, with Green reflecting an investment that is in-line with or above expectations and Red reflecting an investment performing materially below expectations. The mapping of the composite scores to these categories are below:
•Green – 4C, 3B, 2A, 4B, 3A, and 4A (e.g., Tier 4 for Operating Performance and C for Business Characteristics)
•Yellow – 3C, 2B, and 1A
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Rating of our portfolio companies as of March 31, 2024:

(in millions)	As of March 31, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$2,924.0	93.6%	$2,978.4	96.5%
Yellow	87.3	2.8%	63.1	2.1%
Orange	73.1	2.3%	41.5	1.3%
Red	39.8	1.3%	3.5	0.1%
Total	$3,124.2	100.0%	$3,086.5	100.0%
As of March 31, 2024, all investments in our portfolio had a Green Risk Rating with the exception of four portfolio companies that had a Yellow Risk Rating, four portfolio companies that had an Orange Risk Rating and three portfolio companies that had a Red Risk Rating.
During the second quarter of 2022, we placed our second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of March 31, 2024, our second lien position in National HME had an aggregate cost basis of $7.9 million, an aggregate fair value of $3.0 million and total unearned interest income of $0.5 million, for the three months then ended. As of March 31, 2024, our investment in National HME had a Red Risk Rating.
As of March 31, 2024, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $31.4 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $13.5 million of our first lien term loans on non-accrual status. During the third quarter of 2023, we placed the remaining aggregate principal amount of $17.9 million of our first lien term loans on non-accrual status. As of March 31, 2024, our positions in AAC on non-accrual status had an aggregate cost basis of $31.4 million, an aggregate fair value of $20.4 million and total unearned interest income of $1.2 million, for the three months then ended. As of March 31, 2024, our investment in AAC had an Orange Risk Rating.
During the first quarter of 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of March 31, 2024, our junior preferred shares of UniTek had an aggregate cost basis of $34.4 million, an aggregate fair value of $0 and total unearned dividend income of $2.1 million, for the three months then ended. During the third quarter of 2021, we placed an aggregate principal amount of $19.8 million of our investment in our senior preferred shares of UniTek on non-accrual status. As of March 31, 2024, our senior preferred shares of UniTek had an aggregate cost basis of $19.8 million, an aggregate fair value of approximately $3.3 million and total unearned dividend income of approximately $1.6 million, for the three months then ended. As of March 31, 2024, our investment in UniTek had a Green Risk Rating.
During the fourth quarter of 2023, we placed our investment in our second lien term loan in Transcendia Holdings Inc. ("Transcendia") on non-accrual status. As of March 31, 2024, our investment had an aggregate cost of $14.4 million, an aggregate fair value of $5.6 million and total unearned interest income of $0.5 million, for the three months then ended. As of March 31, 2024, our investment in Transcendia had an Orange Risk Rating.
During the first quarter of 2024, we placed our investment in our second lien term loan in New Trojan Parent, Inc. ("Careismatic") on non-accrual status. As of March 31, 2024, our investment had an aggregate cost of $26.8 million, an aggregate fair value of $0.5 million and total unearned interest income of $1.0 million, for the three months then ended. As of March 31, 2024, our investment in Careismatic had an Red Risk Rating.

During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual. As of March 31, 2024, our investment in this security had a Yellow Risk Rating and had an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $16.5 million.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $3,070.0 million in 114 portfolio companies at March 31, 2024 and approximately $3,011.3 million in 110 portfolio companies at December 31, 2023.
The following table shows our portfolio and investment activity for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
(in millions)	March 31, 2024	March 31, 2023
New investments in 30 and 25 portfolio companies, respectively	$192.4	$94.2
Debt repayments in existing portfolio companies	145.5	31.5
Sales of securities in 0 and 2 portfolio companies, respectively	—	36.2
Change in unrealized appreciation on 50 and 55 portfolio companies, respectively	38.2	45.3
Change in unrealized depreciation on 59 and 47 portfolio companies, respectively	(35.2)	(39.4)
Recent Accounting Standards Updates
See Item 1.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2024 and March 31, 2023
Revenue

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Total interest income	$67,620	$71,234
Total dividend income	20,400	17,543
Other income	2,536	3,176
Total investment income	$90,556	$91,953
Our total investment income decreased by approximately $1.4 million, or 2%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. For the three months ended March 31, 2024, total investment income of approximately $90.6 million consisted of approximately $56.0 million in cash interest from investments, approximately $9.7 million in PIK and non-cash interest from investments, approximately $0.2 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $1.8 million, approximately $13.0 million in cash dividends from investments, approximately $7.4 million in PIK and non-cash dividends from investments and approximately $2.5 million in other income. The decrease in interest income of approximately $3.6 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to a lower leverage ratio resulting in a lower invested portfolio balance, partially offset by a higher effective interest rate of our portfolio due to the higher SOFR rates on our floating rate assets. The increase in dividend income for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by an increase in PIK dividends and an increase in cash dividends from our investment in SLP III and SLP IV, partially offset by a decrease in cash from our investment in NMNLC. Other income during the three months ended March 31, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 21 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Management fee	$10,997	$11,638
Less: management fee waiver	(901)	(1,063)
Total management fee	10,096	10,575
Incentive fee	9,389	9,597
Interest and other financing expenses	31,016	30,796
Professional fees	1,067	965
Administrative expenses	968	1,048
Other general and administrative expenses	465	488
Total expenses	53,001	53,469
Income tax expense	1	96
Net expenses after income taxes	$53,002	$53,565

Our total net operating expenses decreased by approximately $0.5 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Our management fee, net of a management fee waiver, and our incentive fee remained relatively flat for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Interest and other financing expenses remained relatively flat during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 as a result of an increase in our cost of borrowings due to higher SOFR rates on our floating rate facilities, our 8.250% Unsecured Notes, issued on November 13, 2023 and our 6.875% Unsecured Notes, issued on February 1, 2024, partially offset by the repayment of our 2018A Unsecured Notes on January 30, 2023 and a lower drawn balance on our NMFC Credit Facility and Holdings Credit Facility. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Net realized (losses) gains on investments	$(11,827)	$665
Net realized gains on foreign currency	—	12
Net change in unrealized appreciation of investments	3,017	5,852
Net change in unrealized (depreciation) appreciation on foreign currency	(23)	26
Provision for taxes	(637)	(131)
Net realized and unrealized (losses) gains	$(9,470)	$6,424
Our net realized losses and unrealized gains and losses resulted in a net loss of approximately $9.5 million for the three months ended March 31, 2024 compared to net realized and unrealized gains resulting in a net gain of approximately $6.4 million for the same period in 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended March 31, 2024 was primarily driven by a realized loss in TMK Hawk Parent, Corp. and unrealized depreciation in TVG-Edmentum Holdings, LLC and New Benevis Topco, LLC, partially offset by unrealized appreciation in NM GP Holdco, LLC, UniTek and CentralSquare Technologies, LLC. The provision for income taxes was attributable to equity investments that are held as of March 31, 2024 in eight of our corporate subsidiaries. The net gain for the three months ended March 31, 2023 was primarily driven by realized gains in Haven Midstream Holdings LLC and unrealized gains in UniTek, partially offset by realized losses in National HME and unrealized losses in Ansira Holding, Inc. and ADG, LLC. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Total investment income	$90,556	$91,953
Net expenses after income taxes	53,002	53,565
Net investment income	37,554	38,388
Less: Net investment income related to non-controlling interest in NMNLC	229	275
Net investment income related to NMFC	$37,325	$38,113

Net change in realized (losses) gains on investments	(11,827)	665
Net change in realized gains on foreign currency	—	12
Less: Net change in realized gains on investments related to non-controlling interest in NMNLC	3	—
Net change in realized (losses) gains of investments related to NMFC	$(11,830)	$677

Net change in unrealized appreciation of investments	3,017	5,852
Net change in unrealized (depreciation) appreciation on foreign currency	(23)	26
Provision for taxes	(637)	(131)
Less: Net change in unrealized appreciation (depreciation) of investments related to non-controlling interest in NMNLC	444	(36)
Net change in unrealized appreciation of investments related to NMFC	$1,913	$5,783
Liquidity, Capital Resources, Off-Balance Sheet Arrangements and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through March 31, 2024, we have raised approximately $1,014.8 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0% as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes and certain of the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of March 31, 2024, our asset coverage ratio was 192.3%.
As of March 31, 2024 and December 31, 2023, our borrowings consisted of the 2019A Unsecured Notes, 2021A Unsecured Notes, 2022A Unsecured Notes, 8.250% Unsecured Notes, 6.875% Unsecured Notes, SBA-guaranteed debentures, Holding Credit Facility, 2022 Convertible Notes, DB Credit Facility, NMFC Credit Facility, NMNLC Credit Facility II and Unsecured Management Company Revolver. See Item 1—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information.
At March 31, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $107.5 million and $70.1 million, respectively. Our cash provided by provided by (used in) operating activities during the three months ended

March 31, 2024 and March 31, 2023 was approximately $68.3 million and $(3.5) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
For the three months ended March 31, 2024, we sold 3,730,434 shares of common stock under the Distribution Agreement and received total accumulated net proceeds of approximately $47.9 million including $0.0 million of offering expenses, from these sales. For the three months ended March 31, 2023, we did not sell any shares of common stock under the Distribution Agreement.
We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of March 31, 2024, shares representing approximately $127.8 million of our common stock remain available for issuance and sale under the Distribution Agreement.
Off-Balance Sheet Agreements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $212.2 million and $156.8 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2024 and December 31, 2023, we had commitment letters to purchase investments in an aggregate par amount of $6.3 million and $11.1 million, respectively. As of March 31, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2024 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes(1)	$690.0	$—	$200.0	$490.0	$—
SBA-guaranteed debentures(2)	300.0	37.5	84.2	43.3	135.0
Holdings Credit Facility(3)	291.6	—	—	291.6	—
2022 Convertible Notes(4)	260.0	—	260.0	—	—
DB Credit Facility(5)	182.0	—	182.0	—	—
NMFC Credit Facility(6)	47.6	—	47.6	—	—
NMNLC Credit Facility II(7)	2.9	2.9	—	—	—
Total Contractual Obligations	$1,774.1	$40.4	$773.8	$824.9	$135.0

(1)$200.0 million of the 2021A Unsecured Notes will mature on January 29, 2026 unless earlier repurchased, $75.0 million of the 2022A Unsecured Notes will mature on June 15, 2027 unless earlier repurchased, $115.0 million of the 8.250% Unsecured Notes will mature on November 15, 2028 unless earlier redeemed and $300.0 million of the 6.875% Unsecured Notes will mature on February 1, 2029 unless earlier redeemed.
(2)Our SBA-guaranteed debentures will begin to mature on March 1, 2025.
(3)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($291.6 million as of March 31, 2024) must be repaid on or before October 26, 2028. As of March 31, 2024, there was approximately $438.4 million of available capacity remaining, subject to borrowing base limitations, under the Holdings Credit Facility.
(4)The 2022 Convertible Notes will mature on October 15, 2025 unless earlier converted or purchased at the holder's option or redeemed by us.
(5)Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($182.0 million as of March 31, 2024) must be repaid on or before March 25, 2027. As of March 31, 2024, there was approximately $98.0 million of available capacity remaining, subject to borrowing base limitations, under the DB Credit Facility.
(6)Under the terms of the $198.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($47.6 million, which included £22.9 million denominated in GBP and €17.4 million denominated in EUR that have been converted to U.S. dollars as of March 31, 2024) must be repaid on or before June 4, 2026. As of March 31, 2024, there was approximately $150.9 million of available capacity remaining, subject to borrowing base limitations, under the NMFC Credit Facility.
(7)Under the terms of the NMNLC Credit Facility II, all outstanding borrowings under that facility must be repaid on or before November 1, 2024. As of March 31, 2024, the outstanding borrowings under the NMNLC Credit Facility II for all borrowers was $25.5 million, of which $2.9 million was outstanding for NMNLC.

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

Distributions and Dividends
Distributions declared and paid to stockholders for the three months ended March 31, 2024 totaled approximately $38.3 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recently completed fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2024
First Quarter	January 30, 2024	March 15, 2024	March 29, 2024	$0.36	(2)
				$0.36
December 31, 2023
Fourth Quarter	December 8, 2023	December 22, 2023	December 29, 2023	$0.10	(3)
Fourth Quarter	October 24, 2023	December 15, 2023	December 29, 2023	0.36	(4)
Third Quarter	July 27, 2023	September 15, 2023	September 29, 2023	0.36	(5)
Second Quarter	April 25, 2023	June 16, 2023	June 30, 2023	0.35	(6)
First Quarter	January 24, 2023	March 17, 2023	March 31, 2023	0.32
				$1.49
December 31, 2022
Fourth Quarter	November 2, 2022	December 16, 2022	December 30, 2022	$0.32
Third Quarter	August 3, 2022	September 16, 2022	September 30, 2022	0.30
Second Quarter	May 3, 2022	June 16, 2022	June 30, 2022	0.30
First Quarter	February 23, 2022	March 17, 2022	March 31, 2022	0.30
				$1.22

(1)Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2023 and December 31, 2022, total distributions were $150.7 million and $122.4 million, respectively, of which the distributions were comprised of approximately 93.14% and 70.59%, respectively, of ordinary income, 6.86% and 0.00%, respectively, of qualified income, 0.00% and 20.79%, respectively, of long-term capital gains and approximately 0.00% and 8.62%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
(2)Includes a regular quarterly distribution of $0.32 per share and a supplemental distribution related to fourth quarter 2023 earnings of $0.04 per share.
(3)Special distribution of excess undistributed taxable income, driven primarily from the gain realized on our investment in Haven Midstream Holdings LLC.
(4)Includes a regular quarterly distribution of $0.32 per share and a supplemental distribution related to third quarter 2023 earnings of $0.04 per share.
(5)Includes a regular quarterly distribution of $0.32 per share and a supplemental distribution related to second quarter 2023 earnings of $0.04 per share.
(6)Includes a regular quarterly distribution of $0.32 per share and a supplemental distribution related to first quarter 2023 earnings of $0.03 per share.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2024 approximately $0.6 million of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of March 31, 2024, approximately $0.6 million of indirect administrative expenses were included in payable to affiliates. For the three months ended March 31, 2024, the reimbursement to the Administrator represented approximately 0.02% of our gross assets.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA or SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2024, certain of the loans held in our portfolio had floating SONIA or SOFR interest rates. As of March 31, 2024, approximately 87.56% of our investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR, SONIA or EURIBOR floor (includes investments bearing prime interest rate contracts) and approximately 12.44% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR, SONIA or EURIBOR rates.
The following table estimates the potential changes in interest income, net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2024. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our credit facilities, we use the outstanding balance as of March 31, 2024. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(1.89)%
Base Interest Rate	—%
+100 Basis Points	7.56%
+200 Basis Points	15.13%
+300 Basis Points	22.69%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of March 31, 2024. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, other than those set forth below:
We may be subject to additional risks if we invest in foreign securities.
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
Hedging using derivatives may impact investment performance.
We may use over-the-counter (OTC) and cleared derivatives to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions.
Hedging transactions may limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. If we choose to engage in hedging transactions, there can be no assurances that we will achieve the intended benefits of such transactions and, depending on the degree of exposure such transactions could create, such transactions may expose us to risk of loss.
While we may enter into derivatives transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.
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
We qualify as a “limited derivatives user” for purposes of Rule 18f-4 and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Valuing OTC derivatives may be less certain than actively traded financial instruments.
In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange traded futures contracts and securities or cleared swaps because, for OTC derivatives, the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.
Our rights under an OTC derivative may be restricted by regulations.
Regulations adopted by global prudential regulators that are now in effect require certain prudentially regulated entities and certain of their affiliates and subsidiaries (including swap dealers) to include in their derivatives contracts and certain other financial contracts terms that delay or restrict the rights of counterparties to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the prudentially regulated entity and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in non-U.S. jurisdictions that may apply to any of our counterparties that located in those jurisdictions. It is possible that these new requirements, as well as potential additional resulted government regulation, could adversely affect our ability to terminate existing derivatives contracts, exercise default rights, or satisfy obligations owed to us with collateral received under such contracts.
The use of OTC derivatives may expose us to early termination risk, which could result in significant losses.
OTC derivatives do not have uniform terms. An OTC derivatives counterparty may have the right to close out our position due to the occurrence of certain events (for example, if a counterparty is unable to hedge its obligations to us, or if we defaults on certain terms of the OTC swaps agreement, or if there is a material decline in our NAV on a particular day) and request immediate payment of amounts owed by us under the agreement. If the level of our NAV has a dramatic intraday move, the terms of our OTC derivatives document may permit the counterparty to early close out a transaction with us at a price calculated by the counterparty that, in good faith, represents such counterparty’s loss, which may not represent fair market value. An OTC derivatives counterparty may also have the right to close out our position for no reason, in some cases with same day notice.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the three months ended March 31, 2024.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the three months ended March 31, 2024, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 161,815 shares of our common stock for approximately $2.1 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the three months ended March 31, 2024.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2024	161,815	$12.86	—	$—
February 2024	—	—	—	—
March 2024	—	—	—	—
Total	161,815	$12.86	—	$—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated, to repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 8, 2023, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2024 or until $50.0 million of outstanding shares of common stock have been repurchased. To date, approximately $2.9 million of common stock has been repurchased by us under the Repurchase Program. We did not repurchase any shares of our common stock under the Repurchase Program during the three months ended March 31, 2024.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)None.
(b)None.
(c)For the period covered by this Quarterly Report on Form 10-Q, no director or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
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

10.1
Third Amendment to Loan and Security Agreement, dated as of March 27, 2024, by and among New Mountain Finance Corporation, as the collateral manager, NMFC Senior Loan Program IV LLC as the borrower, NMFC Senior Loan Program I LLC and NMFC Senior Loan Program II as guarantor subsidiaries, Wells Fargo Bank, National Association, as the administrative agent, the lender party thereto and Wells Fargo Bank, National Association, as the collateral custodian.*

10.2
Tenth Amended and Restated Loan and Security Agreement, dated as of April 10, 2024, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian*

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

(4)Previously filed in connection with New Mountain Finance Corporation's Current Report on Form 8-K filed on April 3, 2019.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2024.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ JOHN R. KLINE
John R. Kline
President, Chief Executive Officer
(Principal Executive Officer) and Director

By:	/s/ KRIS CORBETT
Kris Corbett
Chief Financial Officer and Treasurer (Principal
Financial and Accounting Officer)