Form 10-Q
period 2024-06-30
New Mountain Finance Corp
filed 2024-07-31
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	Shares as of July 31, 2024
Common stock, par value $0.01 per share	107,851,415

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,429,377 and $2,283,490, respectively)	$2,411,396	$2,209,867
Non-controlled/affiliated investments (cost of $119,130 and $107,895, respectively)	118,351	133,659
Controlled investments (cost of $659,042 and $646,823, respectively)	684,033	667,796
Total investments at fair value (cost of $3,207,549 and $3,038,208, respectively)	3,213,780	3,011,322
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	13,500	16,500
Cash and cash equivalents	119,607	70,090
Interest and dividend receivable	48,071	44,107
Deferred tax asset	—	594
Receivable from affiliates	154	82
Other assets	28,506	16,519
Total assets	$3,423,618	$3,159,214
Liabilities
Borrowings
Unsecured Notes	$685,974	$506,500
Holdings Credit Facility	386,563	515,063
SBA-guaranteed debentures	300,000	300,000
Convertible Notes	260,150	260,207
DB Credit Facility	182,000	186,400
NMFC Credit Facility	141,840	36,813
NMNLC Credit Facility II	2,948	2,853
Deferred financing costs (net of accumulated amortization of $58,243 and $54,263, respectively)	(22,516)	(22,387)
Net borrowings	1,936,959	1,785,449
Payable for unsettled securities purchased	51,199	—
Interest payable	22,937	20,440
Management fee payable	10,490	10,116
Incentive fee payable	9,550	8,555
Payable to broker	1,650	—
Derivative liability at fair value	1,552	—
Deferred tax liability	63	—
Other liabilities	2,701	2,931
Total liabilities	2,037,101	1,827,491
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, and 107,851,415 and 102,558,859 shares issued and outstanding, respectively	1,079	1,026
Paid in capital in excess of par	1,398,438	1,331,269
Accumulated undistributed earnings	(25,399)	(12,344)
Total net assets of New Mountain Finance Corporation	$1,374,118	$1,319,951
Non-controlling interest in New Mountain Net Lease Corporation	12,399	11,772
Total net assets	$1,386,517	$1,331,723
Total liabilities and net assets	$3,423,618	$3,159,214
Number of shares outstanding	107,851,415	102,558,859
Net asset value per share of New Mountain Finance Corporation	$12.74	$12.87
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$57,583	$64,649	$113,820	$125,407
PIK interest income	4,437	3,767	9,120	7,711
Dividend income	2,284	47	2,577	94
Non-cash dividend income	4,797	4,305	9,481	8,471
Other income	3,291	686	4,891	2,604
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	376	683	744	692
PIK interest income	873	414	1,709	1,105
Non-cash dividend income	1,374	1,139	2,618	2,244
Other income	62	63	125	126
From controlled investments:
Interest income (excluding PIK interest income)	1,383	1,243	2,744	2,687
PIK interest income	3,721	3,686	7,856	8,074
Dividend income	12,340	12,143	25,023	23,138
Non-cash dividend income	1,570	1,292	3,066	2,522
Other income	497	1,375	1,370	2,570
Total investment income	94,588	95,492	185,144	187,445
Expenses
Interest and other financing expenses	33,113	31,700	64,129	62,496
Management fee	11,351	11,577	22,348	23,215
Incentive fee	9,550	9,982	18,939	19,579
Professional fees	1,127	1,003	2,194	1,968
Administrative expenses	1,108	953	2,076	2,001
Other general and administrative expenses	527	513	992	1,001
Total expenses	56,776	55,728	110,678	110,260
Less: management fee waived (See Note 5)	(861)	(1,096)	(1,762)	(2,159)
Net expenses	55,915	54,632	108,916	108,101
Net investment income before income taxes	38,673	40,860	76,228	79,344
Income tax expense	234	932	235	1,028
Net investment income	38,439	39,928	75,993	78,316
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(34,966)	(7,314)	(46,824)	(8,622)
Controlled investments	3,800	9,880	3,831	11,853
Foreign currency	—	1	—	13
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	32,895	2,174	56,055	(755)
Non-controlled/affiliated investments	(4,080)	1	(26,543)	(15)
Controlled investments	1,697	(9,488)	4,017	(691)
Securities purchased under collateralized agreements to resell	(3,000)	(39)	(3,000)	(39)
Foreign currency	129	29	106	55
Provision for taxes	(130)	(94)	(767)	(225)
Net realized and unrealized (losses) gains	(3,655)	(4,850)	(13,125)	1,574
Net increase in net assets resulting from operations	34,784	35,078	62,868	79,890
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(313)	(248)	(989)	(487)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	$34,471	$34,830	$61,879	$79,403
Basic earnings per share	$0.32	$0.35	$0.59	$0.79
Weighted average shares of common stock outstanding - basic (See Note 11)	106,891,784	100,937,026	105,276,077	100,937,026
Diluted earnings per share	$0.31	$0.32	$0.56	$0.71
Weighted average shares of common stock outstanding - diluted (See Note 11)	125,759,769	127,016,910	124,101,624	125,313,634
Distributions declared and paid per share	$0.34	$0.35	$0.70	$0.67
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$38,439	$39,928	$75,993	$78,316
Net realized (losses) gains on investments and foreign currency	(31,166)	2,567	(42,993)	3,244
Net change in unrealized appreciation (depreciation) of investments and foreign currency	30,641	(7,284)	33,635	(1,406)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(3,000)	(39)	(3,000)	(39)
Provision for taxes	(130)	(94)	(767)	(225)
Net increase in net assets resulting from operations	34,784	35,078	62,868	79,890
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation ("NMNLC")	(313)	(248)	(989)	(487)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	34,471	34,830	61,879	79,403
Capital transactions
Net proceeds from shares sold	19,772	—	67,691	—
Offering costs	(388)	(91)	(469)	(147)
Distributions declared to stockholders from net investment income	(36,669)	(35,328)	(74,934)	(67,628)
Total net decrease in net assets resulting from capital transactions	(17,285)	(35,419)	(7,712)	(67,775)
Net increase (decrease) in net assets	17,186	(589)	54,167	11,628
New Mountain Finance Corporation net assets at the beginning of the period	1,356,932	1,326,690	1,319,951	1,314,473
New Mountain Finance Corporation net assets at the end of the period	1,374,118	1,326,101	1,374,118	1,326,101
Non-controlling interest in NMNLC	12,399	11,861	12,399	11,861
Net assets at the end of the period	$1,386,517	$1,337,962	$1,386,517	$1,337,962

Capital share activity
Shares sold	1,562,122	—	5,292,556	—
Net increase in shares outstanding	1,562,122	—	5,292,556	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$62,868	$79,890
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized losses (gains) on investments	42,993	(3,231)
Net realized gains on translation of assets and liabilities in foreign currencies	—	(13)
Net change in unrealized (appreciation) depreciation of investments	(33,529)	1,461
Net change in unrealized appreciation on translation of assets and liabilities in foreign currencies	(106)	(55)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	3,000	39
Amortization of purchase discount	(4,014)	(2,768)
Amortization of deferred financing costs	4,001	3,329
Amortization of premium on Convertible Notes	(57)	(49)
Amortization of discount on 6.875% Unsecured Notes	257	—
Net change due to hedging activity	377	—
Non-cash investment income	(29,404)	(30,091)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(630,519)	(124,702)
Proceeds from sales and paydowns of investments	454,546	202,242
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	397	110
Cash paid on drawn revolvers	(20,360)	(15,783)
Cash repayments on drawn revolvers	17,037	15,986
Deferred tax asset	594	—
Interest and dividend receivable	(3,966)	(4,369)
Receivable from unsettled securities sold	—	(683)
Cash paid for purchase of drawn portion of revolving credit facilities	(48)	—
Receivable from affiliates	(72)	—
Other assets	(12,231)	(4,016)
(Decrease) increase in operating liabilities:
Management fee payable	374	(43)
Incentive fee payable	995	3,686
Payable for unsettled securities purchased	51,132	4,897
Interest payable	2,497	(830)
Payable to affiliates	—	15
Deferred tax liability	63	(5,407)
Payable to broker	1,650	—
Other liabilities	(79)	324
Net cash flows (used in) provided by operating activities	(91,604)	119,939
Cash flows from financing activities
Net proceeds from shares sold	67,691	—
Offering costs paid	(178)	(156)
Distributions paid	(74,934)	(67,628)
Proceeds from Holdings Credit Facility	446,100	85,000
Repayment of Holdings Credit Facility	(574,600)	(129,700)
Proceeds from Convertible Notes	—	60,300
Proceeds from Unsecured Notes	296,892	—
Repayment of Unsecured Notes	(116,500)	(140,000)
Proceeds from NMFC Credit Facility	112,386	218,500
Repayment of NMFC Credit Facility	(6,950)	(169,000)
Repayment of DB Credit Facility	(4,400)	—
Proceeds from NMNLC Credit Facility II	2,090	3,777
Repayment of NMNLC Credit Facility II	(1,995)	(4,636)
Distributions related to non-controlling interest in NMNLC	(362)	(344)
Deferred financing costs paid	(4,299)	(1,364)
Net cash flows provided by (used in) financing activities	140,941	(145,251)
Net increase (decrease) in cash and cash equivalents	49,337	(25,312)
Effect of foreign exchange rate changes on cash and cash equivalents	180	52
Cash and cash equivalents at the beginning of the period	70,090	71,190
Cash and cash equivalents at the end of the period	$119,607	$45,930
Supplemental disclosure of cash flow information
Cash interest paid	$55,658	$59,120
Income taxes paid	145	6,801
Non-cash operating activities:
Non-cash activity on investments	$26,350	$15,772
Non-cash financing activities:
Accrual for offering costs	$195	$140
Accrual for deferred financing costs	14	82

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(14)	SOFR(M)	5.50%	10.94%	12/2021	12/2027	$22,849	$22,677	$22,849
	First lien (8)(14)	SOFR(M)	5.50%	10.94%	12/2021	12/2027	20,322	20,191	20,321
	First lien (4)(14)	SOFR(M)	5.50%	10.94%	01/2022	12/2027	9,649	9,586	9,648
	First lien (4)(14)	SOFR(M)	5.50%	10.94%	12/2021	12/2027	7,413	7,357	7,413
	Subordinated (3)(14)	FIXED(Q)*	11.50%/PIK	11.50%	12/2021	12/2031	14,838	14,697	14,405
	Subordinated (4)(14)	FIXED(Q)*	11.50%/PIK	11.50%	01/2022	12/2031	5,819	5,764	5,649
								80,272	80,285	5.79%
Knockout Intermediate Holdings I Inc. (30)
Kaseya Inc.
Software	First lien (2)(14)	SOFR(Q)	5.50%	10.83%	06/2022	06/2029	64,440	64,071	64,440
	First lien (3)(14)(17) - Drawn	SOFR(Q)	5.50%	10.83%	06/2022	06/2029	973	966	973
	First lien (3)(14)	SOFR(Q)	5.50%	10.83%	06/2022	06/2029	238	237	238
	First lien (3)(14)(17) - Drawn	SOFR(Q)	5.50%	10.82%	06/2022	06/2029	193	192	193
								65,466	65,844	4.75%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(14)	SOFR(M)	5.25%	10.69%	08/2021	08/2029	40,067	39,826	40,067
	First lien (5)(14)	SOFR(M)	5.25%	10.69%	08/2021	08/2029	21,557	21,488	21,557
	First lien (2)(14)	SOFR(M)	5.25%	10.69%	10/2019	08/2029	448	444	448
								61,758	62,072	4.48%
OA Topco, L.P. (29)
OA Buyer, Inc.
Healthcare	First lien (2)(14)	SOFR(M)	5.25%	10.58%	06/2024	12/2028	31,592	31,514	31,592
	First lien (2)(14)	SOFR(M)	5.25%	10.59%	12/2021	12/2028	27,566	27,370	27,567
	First lien (2)(14)	SOFR(M)	5.25%	10.59%	05/2022	12/2028	1,745	1,732	1,745
	First lien (3)(14)(17) - Drawn	SOFR(M)	5.25%	10.58%	12/2021	12/2028	300	297	300
								60,913	61,204	4.41%
Associations Finance, Inc.
Associations, Inc.
Business Services	First lien (8)(14)	SOFR(Q)	6.50%	12.09%	05/2024	07/2028	49,679	49,655	49,655
	Subordinated (3)(14)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	7,404	7,386	7,386
	Subordinated (3)(14)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	2,827	2,821	2,820
								59,862	59,861	4.32%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

GS Acquisitionco, Inc.
Software	First lien (2)(14)	SOFR(Q)	5.25%	10.58%	08/2019	05/2028	$34,902	$34,839	$34,902
	First lien (5)(14)	SOFR(Q)	5.25%	10.58%	08/2019	05/2028	21,409	21,370	21,409
	First lien (3)(14)(17) - Drawn	SOFR(Q)	5.25%	10.58%	08/2019	05/2028	643	643	643
	First lien (3)(14)(17) - Drawn	SOFR(Q)	5.25%	10.58%	03/2024	05/2028	233	232	233
								57,084	57,187	4.12%
iCIMS, Inc.
Software	First lien (2)(14)	SOFR(Q)*	3.88%/PIK + 3.38%	12.58%	09/2023	08/2028	44,118	43,888	44,118
	First lien (2)(14)	SOFR(Q)	7.25%	12.58%	10/2022	08/2028	7,366	7,316	7,366
	First lien (3)(14)(17) - Drawn	SOFR(S)	6.75%	12.08%	08/2022	08/2028	353	355	353
								51,559	51,837	3.74%
OEConnection LLC
Software	First lien (2)(14)	SOFR(M)	5.25%	10.59%	04/2024	04/2031	46,663	46,434	46,663	3.37%
Model N, Inc.
Software	First lien (2)	SOFR(Q)	5.00%	10.34%	06/2024	06/2031	44,329	44,107	44,107	3.18%
Deca Dental Holdings LLC
Healthcare	First lien (2)(14)	SOFR(Q)	5.50%	10.93%	08/2021	08/2028	37,285	37,037	36,614
	First lien (3)(14)	SOFR(Q)	5.50%	10.93%	08/2021	08/2028	3,925	3,898	3,854
	First lien (3)(14)	SOFR(Q)	5.50%	10.94%	08/2021	08/2027	3,027	2,997	2,972
								43,932	43,440	3.13%
IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(14)	SOFR(M)	5.75%	11.19%	07/2021	07/2028	18,372	18,282	18,372
	First lien (8)(14)	SOFR(M)	5.75%	11.19%	07/2022	07/2028	7,804	7,747	7,804
	Subordinated (3)(14)	SOFR(Q)	8.25%	13.68%	07/2022	07/2029	17,245	17,071	17,245
								43,100	43,421	3.13%
Recorded Future, Inc.
Software	First lien (3)	SOFR(Q)	5.75%	11.08%	06/2024	06/2030	41,688	41,480	41,480	2.99%
RealPage, Inc.
Software	Second lien (2)	SOFR(M)	6.50%	11.96%	03/2024	04/2029	41,887	41,681	40,944	2.95%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First lien (2)(14)	SOFR(Q)	5.50%	10.82%	05/2022	10/2027	15,670	15,638	15,670
	First lien (8)(14)	SOFR(Q)	5.50%	10.83%	08/2021	10/2027	11,969	11,946	11,969
	First lien (2)(14)	SOFR(Q)	5.50%	10.83%	08/2021	10/2027	6,693	6,676	6,693
	First lien (8)(14)	SOFR(Q)	5.50%	10.85%	01/2022	10/2027	1,234	1,227	1,234
	First lien (8)(14)	SOFR(Q)	5.50%	10.83%	01/2022	10/2027	828	823	828
	Subordinated (3)(14)	FIXED(Q)*	15.00%/PIK	15.00%	05/2023	05/2033	3,784	3,737	3,784
								40,047	40,178	2.90%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

YLG Holdings, Inc.
Business Services	First lien (5)(14)	SOFR(Q)	5.00%	10.43%	11/2019	10/2025	$17,586	$17,562	$17,586
	First lien (2)(14)	SOFR(Q)	5.00%	10.43%	06/2024	10/2025	8,391	8,391	8,391
	First lien (2)(14)	SOFR(Q)	5.00%	10.99%	06/2024	10/2025	3,514	3,514	3,514
	First lien (5)(14)	SOFR(Q)	5.00%	10.43%	11/2019	10/2025	2,290	2,287	2,290
	First lien (2)(14)(17) - Drawn	SOFR(Q)	5.00%	10.43%	06/2024	10/2025	2,096	2,096	2,096
	First lien (2)(14)	SOFR(Q)	5.00%	10.43%	06/2024	10/2025	1,321	1,321	1,321
	First lien (5)(14)	SOFR(Q)	5.00%	10.99%	10/2021	10/2025	1,198	1,192	1,198
	First lien (2)(14)	SOFR(Q)	5.00%	10.43%	06/2024	10/2025	846	846	846
	First lien (5)(14)(17) - Drawn	SOFR(Q)	5.00%	10.43%	10/2021	10/2025	715	715	715
	First lien (3)(14)(17) - Drawn	P(M)	4.00%	12.50%	11/2019	10/2025	326	332	326
								38,256	38,283	2.76%
MRI Software LLC
Software	First lien (5)(14)	SOFR(Q)	5.50%	10.93%	01/2020	02/2027	21,542	21,504	21,542
	First lien (3)(14)	SOFR(Q)	5.50%	10.93%	03/2021	02/2027	7,631	7,617	7,631
	First lien (2)(14)	SOFR(Q)	5.50%	10.93%	03/2021	02/2027	4,545	4,539	4,545
	First lien (2)(14)	SOFR(Q)	5.50%	10.93%	01/2020	02/2027	3,124	3,118	3,124
	First lien (3)(14)	SOFR(Q)	5.50%	10.93%	01/2020	02/2027	797	795	797
								37,573	37,639	2.71%
Sierra Enterprises, LLC
Food & Beverage	First lien (3)(14)	SOFR(Q)*	4.25%/PIK + 2.50%	12.08%	06/2023	05/2027	38,740	34,817	37,295	2.69%
Foreside Financial Group, LLC
Business Services	First lien (2)(14)	SOFR(Q)	5.25%	10.75%	05/2022	09/2027	33,527	33,302	33,527
	First lien (3)(14)	SOFR(Q)	5.25%	10.75%	05/2022	09/2027	2,673	2,650	2,673
								35,952	36,200	2.61%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (8)(14)	SOFR(Q)	5.75%	11.18%	10/2021	10/2028	21,735	21,587	21,222
	First lien (2)(14)	SOFR(Q)	5.75%	11.18%	10/2021	10/2028	14,699	14,599	14,352
								36,186	35,574	2.57%
IG Investments Holdings, LLC
Business Services	First lien (2)(14)	SOFR(Q)	6.00%	11.43%	09/2021	09/2028	28,691	28,496	28,691
	First lien (2)(14)	SOFR(Q)	6.00%	11.43%	02/2022	09/2028	4,192	4,177	4,192
	First lien (8)(14)	SOFR(Q)	6.00%	11.43%	03/2024	09/2028	1,690	1,690	1,690
	First lien (8)(14)	SOFR(Q)	6.00%	11.33%	04/2024	09/2028	635	632	635
	First lien (8)(14)	SOFR(Q)	6.00%	11.43%	03/2024	09/2028	223	223	223
								35,218	35,431	2.56%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

CentralSquare Technologies, LLC
Software	First lien (2)(14)	SOFR(M)*	3.00% + 3.50%/PIK	11.83%	04/2024	04/2030	$35,238	$34,811	$35,238	2.54%
TigerConnect, Inc.
Healthcare	First lien (2)(14)	SOFR(Q)*	3.38% + 3.38%/PIK	12.23%	02/2022	02/2028	29,868	29,666	29,868
	First lien (2)(14)(17) - Drawn	SOFR(Q)*	3.38% + 3.38%/PIK	12.23%	02/2022	02/2028	1,889	1,889	1,889
								31,555	31,757	2.29%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (4)(14)	SOFR(Q)	5.75%	11.10%	08/2022	08/2029	22,500	22,439	22,500
	First lien (2)(14)	SOFR(Q)	5.75%	11.10%	06/2024	08/2029	8,300	8,300	8,300
								30,739	30,800	2.22%
Fortis Solutions Group, LLC
Packaging	First lien (2)(14)	SOFR(Q)	5.50%	10.93%	10/2021	10/2028	17,264	17,142	17,264
	First lien (8)(14)	SOFR(Q)	5.50%	10.93%	10/2021	10/2028	10,041	9,972	10,041
	First lien (3)(14)	SOFR(Q)	5.50%	10.93%	10/2021	10/2028	1,172	1,163	1,172
	First lien (3)(14)(17) - Drawn	SOFR(Q)	5.50%	10.93%	06/2022	10/2028	869	863	869
	First lien (3)(14)(17) - Drawn	SOFR(Q)	5.50%	10.93%	10/2021	10/2027	572	566	572
	First lien (3)(14)	SOFR(Q)	5.50%	10.93%	10/2021	10/2028	80	79	80
								29,785	29,998	2.16%

Brave Parent Holdings, Inc.
Software	First lien (5)(14)	SOFR(Q)	5.00%	10.33%	11/2023	11/2030	20,120	20,025	20,020
	First lien (2)(14)	SOFR(Q)	5.00%	10.33%	05/2024	11/2030	7,867	7,867	7,827
	First lien (5)(14)(17) - Drawn	SOFR(Q)	5.00%	10.33%	11/2023	11/2030	1,326	1,324	1,319
	First lien (3)(14)(17) - Drawn	SOFR(Q)	5.00%	10.33%	05/2024	11/2030	518	518	516
								29,734	29,682	2.14%
Bullhorn, Inc.
Software	First lien (2)(14)	SOFR(M)	5.00%	10.34%	09/2019	10/2029	16,444	16,396	16,444
	First lien (3)(14)(17) - Drawn	SOFR(M)	5.00%	10.33%	05/2024	10/2029	8,462	8,442	8,462
	First lien (2)(14)	SOFR(M)	5.00%	10.34%	10/2021	10/2029	3,398	3,393	3,398
	First lien (2)(14)	SOFR(M)	5.00%	10.34%	09/2019	10/2029	761	758	761
	First lien (2)(14)	SOFR(M)	5.00%	10.34%	09/2019	10/2029	341	340	341
	First lien (2)(14)	SOFR(M)	5.00%	10.34%	09/2019	10/2029	272	271	272
								29,600	29,678	2.14%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

Foundational Education Group, Inc.
Education	Second lien (5)(14)	SOFR(Q)	6.50%	12.09%	08/2021	08/2029	$22,500	$22,417	$22,500
	Second lien (2)(14)	SOFR(Q)	6.50%	12.09%	08/2021	08/2029	7,009	6,990	7,009
								29,407	29,509	2.13%
NMC Crimson Holdings, Inc.
Healthcare	First lien (8)(14)	SOFR(Q)	6.09%	11.54%	03/2021	03/2028	19,259	19,086	19,259
	First lien (3)(14)	SOFR(Q)	6.09%	11.58%	03/2021	03/2028	5,012	4,994	5,012
	First lien (2)(14)	SOFR(Q)	6.09%	11.54%	03/2021	03/2028	4,913	4,869	4,913
								28,949	29,184	2.10%
PetVet Care Centers, LLC
Consumer Services	First lien (2)(14)	SOFR(M)	6.00%	11.34%	10/2023	11/2030	28,288	28,021	28,288	2.04%
Syndigo LLC
Software	Second lien (4)(14)	SOFR(M)	8.00%	13.45%	12/2020	12/2028	22,500	22,388	22,500
	Second lien (2)(14)	SOFR(M)	8.00%	13.45%	02/2022	12/2028	5,697	5,707	5,697
								28,095	28,197	2.03%
ACI Parent Inc.(26)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(14)	SOFR(M)	5.50%	10.94%	08/2021	08/2028	21,913	21,770	21,387
	First lien (3)(14)	SOFR(M)	5.50%	10.94%	08/2021	08/2028	3,884	3,854	3,791
	First lien (3)(14)(17) - Drawn	SOFR(M)	5.50%	10.94%	08/2021	08/2028	2,323	2,302	2,267
	First lien (3)(14)(17) - Drawn	SOFR(M)	5.50%	10.94%	08/2021	08/2027	588	583	574
								28,509	28,019	2.02%
Nelipak Holding Company
Packaging	First lien (3)(14)(15)	EURIBOR(Q)	5.50%	9.22%	03/2024	03/2031	€16,607	17,857	17,791
	First lien (2)(14)	SOFR(Q)	5.50%	10.83%	03/2024	03/2031	$9,069	9,003	9,069
	First lien (3)(14)(15)(17) - Drawn	SOFR(M)	5.50%	10.84%	03/2024	03/2031	$993	985	993
	First lien (3)(14)(17) - Drawn	EURIBOR(Q)	5.50%	9.18%	03/2024	03/2031	€105	110	112
								27,955	27,965	2.02%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)	SOFR(M)	7.25%	12.69%	08/2018	08/2026	18,266	18,242	18,266
	Second lien (8)	SOFR(M)	7.25%	12.69%	08/2018	08/2026	7,500	7,490	7,500
								25,732	25,766	1.86%
Pioneer Topco I, L.P. (28)
Pioneer Buyer I, LLC
Software	First lien (8)(14)	SOFR(Q)	6.50%	11.83%	11/2021	11/2028	17,321	17,226	17,321
	First lien (3)(14)	SOFR(Q)	6.50%	11.83%	03/2024	11/2028	5,768	5,761	5,768
	First lien (8)(14)	SOFR(Q)	6.50%	11.83%	03/2022	11/2028	2,374	2,360	2,374
								25,347	25,463	1.84%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

DOCS, MSO, LLC
Healthcare	First lien (8)(14)	SOFR(M)	5.75%	11.18%	06/2022	06/2028	$18,478	$18,478	$18,269
	First lien (4)(14)	SOFR(M)	5.75%	11.18%	06/2022	06/2028	6,920	6,920	6,842
								25,398	25,111	1.81%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (2)(14)	SOFR(Q)	5.25%	10.73%	02/2022	02/2028	19,062	18,997	19,062
	First lien (2)(14)	SOFR(Q)	5.25%	10.73%	02/2022	02/2028	5,304	5,284	5,304
	First lien (3)(14)	SOFR(Q)	5.25%	10.73%	02/2022	02/2028	697	694	697
								24,975	25,063	1.81%
FS WhiteWater Holdings, LLC (27)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(14)	SOFR(Q)	5.75%	11.23%	12/2021	12/2027	10,238	10,171	10,238
	First lien (3)(14)	SOFR(Q)	6.00%	11.49%	07/2022	12/2027	5,706	5,659	5,706
	First lien (5)(14)	SOFR(Q)	5.75%	11.23%	12/2021	12/2027	3,436	3,412	3,436
	First lien (5)(14)	SOFR(Q)	5.75%	11.23%	12/2021	12/2027	3,415	3,393	3,415
	First lien (3)(14)(17) - Drawn	SOFR(M)	5.75%	11.24%	12/2021	12/2027	1,173	1,162	1,173
								23,797	23,968	1.73%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)(14)	SOFR(Q)	6.75%	12.20%	11/2019	11/2027	22,500	22,437	20,079
	Second lien (2)(14)	SOFR(Q)	6.75%	12.20%	11/2019	11/2027	4,208	4,186	3,755
								26,623	23,834	1.72%
Diamond Parent Holdings Corp. (25)
Diligent Corporation
Software	First lien (3)(14)	SOFR(M)	5.00%	10.34%	04/2024	08/2030	3,398	3,385	3,385
	First lien (2)(14)	SOFR(M)	5.00%	10.34%	04/2024	08/2030	19,821	19,748	19,748
								23,133	23,133	1.67%
Xactly Corporation
Software	First lien (4)(14)	SOFR(Q)	7.25%	12.70%	07/2017	07/2025	22,500	22,480	22,500	1.62%
Ambrosia Holdco Corp(32)
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(14)	SOFR(M)*	5.25%/PIK	10.59%	01/2024	06/2029	11,681	11,096	10,069
	First lien (8)(14)	SOFR(M)*	5.25%/PIK	10.59%	01/2024	06/2029	9,405	9,295	8,106
	First lien (3)(14)	SOFR(M)*	2.00%/PIK + 1.00%	8.34%	03/2024	06/2029	2,814	2,244	2,378
	Subordinated (2)(14)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	286	286	286
	Subordinated (8)(14)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	276	276	276
								23,197	21,115	1.52%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

Cardinal Parent, Inc.
Software	First lien (4)	SOFR(Q)	4.50%	9.98%	10/2020	11/2027	$11,791	$11,743	$11,091
	Second lien (4)(14)	SOFR(Q)	7.75%	13.23%	11/2020	11/2028	9,767	9,703	9,306
								21,446	20,397	1.47%
Oranje Holdco, Inc.
Education	First lien (8)(14)	SOFR(Q)	7.50%	12.83%	02/2023	02/2029	7,440	7,363	7,440
	First lien (2)(14)	SOFR(Q)	7.50%	12.83%	02/2023	02/2029	7,440	7,363	7,440
	First lien (8)	SOFR(M)	7.25%	12.59%	04/2024	02/2029	5,454	5,399	5,399
								20,125	20,279	1.46%
AAC Lender Holdings, LLC(24)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(14)	SOFR(M)(33)*	5.75%/PIK + 0.50%	11.68%	09/2015	09/2026	29,879	29,842	20,000
	First lien (3)(14)	SOFR(M)(33)*	13.50%/PIK + 0.50%	19.43%	06/2021	09/2026	1,527	1,527	—
	Subordinated (3)(14)	SOFR(Q)(33)*	1.00%/PIK	6.45%	03/2021	09/2026	5,230	—	—
								31,369	20,000	1.44%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)	SOFR(M)	6.75%	12.21%	03/2021	03/2029	20,313	20,277	19,953	1.44%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(14)	SOFR(S)	5.25%	10.66%	06/2021	06/2028	15,382	15,295	15,382
	First lien (2)(14)(17) - Drawn	SOFR(S)	5.25%	10.59%	06/2021	06/2028	4,295	4,264	4,295
								19,559	19,677	1.42%
Groundworks, LLC
Business Services	First lien (4)	SOFR(M)	3.50%	8.83%	03/2024	03/2031	19,003	18,817	19,014
	First lien (4)(17) - Drawn	SOFR(M)	3.50%	8.83%	03/2024	03/2031	560	554	560
								19,371	19,574	1.41%
Notorious Topco, LLC
Consumer Products	First lien (8)(14)	SOFR(Q)*	4.75% + 2.50%/PIK	12.73%	11/2021	11/2027	9,961	9,914	9,265
	First lien (8)(14)	SOFR(Q)*	4.75% + 2.50%/PIK	12.73%	05/2022	11/2027	9,836	9,787	9,149
	First lien (3)(14)	SOFR(Q)*	4.75% + 2.50%/PIK	12.73%	11/2021	11/2027	868	860	807
								20,561	19,221	1.39%
Convey Health Solutions, Inc.
Healthcare	First lien (4)(14)	SOFR(Q)	5.25%	10.68%	09/2019	09/2026	18,926	18,848	16,307
	First lien (4)(14)	SOFR(Q)	5.25%	10.68%	02/2022	09/2026	3,160	3,136	2,723
								21,984	19,030	1.37%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

PDI TA Holdings, Inc.
Software	First lien (4)(14)	SOFR(Q)	5.25%	10.58%	01/2024	02/2031	$16,300	$16,222	$16,300
	First lien (4)(14)(17) - Drawn	SOFR(Q)	5.25%	10.60%	01/2024	02/2031	1,952	1,942	1,952
								18,164	18,252	1.32%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(14)	SOFR(M)	5.25%	10.69%	02/2020	02/2026	14,716	14,691	14,716
	First lien (5)(14)	SOFR(M)	5.25%	10.69%	02/2024	02/2026	2,656	2,639	2,656
	First lien (3)(14)(17) - Drawn	SOFR(M)	5.25%	10.69%	02/2020	02/2026	769	765	769
								18,095	18,141	1.31%
Power Grid Holdings, Inc.
Business Products	First lien (4)(14)	SOFR(M)	4.75%	10.09%	11/2023	12/2030	18,148	17,977	17,966	1.30%
GraphPAD Software, LLC
Healthcare	First lien (2)	SOFR(Q)	4.75%	10.08%	06/2024	06/2031	17,946	17,901	17,901	1.29%
Avalara, Inc.
Software	First lien (8)(14)	SOFR(Q)	6.75%	12.08%	10/2022	10/2028	17,198	17,030	17,198	1.24%
Idera, Inc.
Software	Second lien (4)(14)	SOFR(Q)	6.75%	12.23%	06/2019	03/2029	15,091	14,949	15,091
	Second lien (3)(14)	SOFR(Q)	6.75%	12.23%	04/2021	03/2029	2,012	2,005	2,012
								16,954	17,103	1.23%
Coupa Holdings, LLC
Software	First lien (8)(14)	SOFR(Q)	5.50%	10.83%	02/2023	02/2030	14,460	14,303	14,460	1.04%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(14)	SOFR(Q)	5.50%	10.82%	05/2022	05/2029	12,779	12,682	12,779
	First lien (3)(14)	SOFR(Q)	5.50%	10.82%	05/2022	05/2029	1,633	1,618	1,633
								14,300	14,412	1.04%
Daxko Acquisition Corporation
Software	First lien (8)(14)	SOFR(M)	5.50%	10.94%	10/2021	10/2028	12,945	12,856	12,945
	First lien (2)(14)	SOFR(M)	5.50%	10.94%	10/2021	10/2028	1,091	1,083	1,091
	First lien (3)(14)	SOFR(M)	5.50%	10.94%	10/2021	10/2028	65	65	65
	First lien (3)(14)(17) - Drawn	P(Q)	4.50%	13.00%	10/2021	10/2027	148	146	148
								14,150	14,249	1.03%
Calabrio, Inc.
Software	First lien (5)(14)	SOFR(Q)	7.13%	12.47%	04/2021	04/2027	12,347	12,297	12,347
	First lien (5)(14)	SOFR(Q)	7.13%	12.47%	01/2024	04/2027	1,582	1,568	1,582
								13,865	13,929	1.00%
Houghton Mifflin Harcourt Company
Education	First lien (8)	SOFR(Q)	5.25%	10.70%	10/2023	04/2029	14,558	14,143	13,889	1.00%
Baker Tilly Advisory Group, LP
Financial Services	First lien (8)(14)	SOFR(M)	5.00%	10.34%	05/2024	06/2031	13,155	13,058	13,058	0.94%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

CFS Management, LLC
Healthcare	First lien (2)(14)	SOFR(Q)*	6.25% + 2.75%/PIK	14.60%	08/2019	07/2024	$11,242	$11,242	$10,044
	First lien (2)(14)	SOFR(Q)*	6.25% + 2.75%/PIK	14.60%	08/2019	07/2024	3,349	3,349	2,992
								14,591	13,036	0.94%
USRP Holdings, Inc.
Business Services	First lien (2)(14)	SOFR(M)	5.75%	11.19%	07/2021	07/2027	5,584	5,552	5,584
	First lien (8)(14)	SOFR(M)	5.75%	11.19%	07/2021	07/2027	5,584	5,552	5,584
	First lien (3)(14)	SOFR(M)	5.75%	11.19%	07/2021	07/2027	1,454	1,445	1,454
								12,549	12,622	0.91%
Anaplan, Inc.
Software	First lien (8)(14)	SOFR(Q)	5.75%	11.08%	06/2022	06/2029	10,618	10,542	10,618	0.77%
Project Accelerate Parent, LLC
Software	First lien (5)(14)	SOFR(S)	5.25%	10.54%	02/2024	02/2031	10,572	10,521	10,572	0.76%
Specialtycare, Inc.
Healthcare	First lien (2)(14)	SOFR(Q)	5.75%	11.31%	06/2021	06/2028	10,300	10,210	9,975
	First lien (3)(14)(17) - Drawn	SOFR(M)	4.00%	9.88%	06/2021	06/2026	212	209	206
	First lien (3)(14)	SOFR(Q)	5.75%	11.33%	06/2021	06/2028	77	76	75
								10,495	10,256	0.74%
Virtusa Corporation
Business Services	Subordinated (3)	FIXED(S)	7.13%	7.13%	10/2022	12/2028	11,001	9,143	10,135	0.73%
Ciklum Inc.**
Business Services	First lien (2)(14)	SOFR(Q)	7.00%	12.43%	02/2024	02/2030	9,584	9,470	9,584	0.69%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(14)	SOFR(Q)*	6.75% + 2.00%/PIK	14.08%	07/2021	07/2027	8,447	8,393	8,366
	First lien (3)(14)(17) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	14.09%	07/2021	07/2026	945	935	936
								9,328	9,302	0.67%
Safety Borrower Holdings LLC
Software	First lien (2)(14)	SOFR(Q)	5.25%	10.81%	09/2021	09/2027	7,503	7,480	7,503
	First lien (8)(14)	SOFR(Q)	5.25%	10.81%	03/2024	09/2027	1,535	1,535	1,535
	First lien (3)(14)(17) - Drawn	P(Q)	4.25%	12.75%	09/2021	09/2027	179	178	179
								9,193	9,217	0.66%
Planview Parent, Inc.
Software	Second lien (2)	SOFR(Q)	6.00%	11.33%	06/2024	12/2028	9,231	9,208	9,208	0.66%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

KPSKY Acquisition Inc.
Business Services	First lien (8)(14)	SOFR(Q)	5.50%	10.93%	10/2021	10/2028	$6,862	$6,815	$6,862
	First lien (8)(14)	SOFR(Q)	5.50%	10.93%	06/2022	10/2028	1,155	1,145	1,155
	First lien (8)(14)	SOFR(Q)	5.50%	10.90%	10/2021	10/2028	786	781	786
	First lien (3)(14)(17) - Drawn	SOFR(Q)	5.75%	11.19%	11/2023	10/2028	19	19	19
								8,760	8,822	0.64%
Icefall Parent, Inc.
Software	First lien (8)(14)	SOFR(Q)	6.50%	11.83%	01/2024	01/2030	8,696	8,613	8,696	0.63%
Ncontracts, LLC
Software	First lien (2)(14)	SOFR(S)	6.50%	11.77%	12/2023	12/2029	8,372	8,274	8,372
	First lien (3)(14)(17) - Drawn	SOFR(Q)	6.50%	11.83%	12/2023	12/2029	258	254	258
								8,528	8,630	0.62%
Community Brands ParentCo, LLC
Software	First lien (2)	SOFR(M)	5.50%	10.94%	02/2022	02/2028	7,055	7,007	7,055	0.51%
Alegeus Technologies Holdings Corp.
Healthcare	First lien (8)(14)	SOFR(Q)	8.25%	13.67%	09/2018	09/2026	6,939	6,942	6,939	0.50%
Sun Acquirer Corp.
Consumer Services	First lien (2)(14)	SOFR(M)	5.75%	11.21%	09/2021	09/2028	3,925	3,902	3,925
	First lien (2)(14)	SOFR(M)	5.75%	11.21%	09/2021	09/2028	2,774	2,745	2,774
								6,647	6,699	0.48%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(14)	—	—	—	05/2013	—	14,500	14,500	6,525	0.47%
Greenway Health, LLC
Healthcare	First lien (8)(14)	SOFR(S)	6.75%	12.01%	12/2023	04/2029	6,333	6,245	6,333	0.46%
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.) (20)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First lien (8)(14)	SOFR(Q)	7.00%	12.48%	05/2021	05/2027	6,156	6,122	6,156
	First lien (3)(14)(17) - Drawn	SOFR(Q)	7.00%	12.48%	05/2021	05/2027	63	62	63
								6,184	6,219	0.45%
Healthspan Buyer, LLC
Healthcare	First lien (8)(14)	SOFR(Q)	5.50%	10.83%	10/2023	10/2030	5,095	5,047	5,095	0.37%

Michael Baker International, LLC
Business Services	First lien (8)	SOFR(M)	4.75%	10.09%	05/2024	12/2028	4,916	4,892	4,941	0.36%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

Higginbotham Insurance Agency, Inc.
Business Services	First lien (8)(14)	SOFR(M)	5.50%	10.94%	03/2024	11/2028	$2,044	$2,044	$2,044
	First lien (8)(14)	SOFR(M)	5.50%	10.94%	03/2024	11/2028	1,380	1,380	1,380
	First lien (3)(14)(17) - Drawn	SOFR(M)	4.75%	10.09%	03/2024	11/2028	890	886	890
	First lien (8)(14)	SOFR(M)	5.50%	10.94%	03/2024	11/2028	402	402	402
								4,712	4,716	0.34%
Adelaide Borrower, LLC**
Software	First lien (8)(14)	SOFR(Q)*	3.38% + 3.38%/PIK	12.08%	05/2024	05/2030	4,657	4,612	4,657	0.34%
Cube Industrials Buyer Inc.
Business Products	First lien (3)(14)	SOFR(Q)	6.00%	11.33%	10/2023	10/2030	4,472	4,440	4,472	0.32%
RLG Holdings, LLC
Packaging	First lien (2)	SOFR(M)	5.00%	10.34%	06/2024	07/2028	3,990	3,990	3,990	0.29%
AI Altius US Bidco, Inc.
Business Services	First lien (8)(14)	SOFR(S)	4.75%	10.03%	05/2024	12/2028	3,062	3,046	3,062	0.22%
CommerceHub, Inc.
Software	First lien (3)(14)	SOFR(Q)	6.25%	11.58%	06/2023	12/2027	3,940	3,585	3,940	0.28%
Project Power Buyer, LLC
Software	First lien (2)(14)	SOFR(Q)	7.00%	12.33%	01/2023	05/2026	3,535	3,503	3,535	0.25%
Kene Acquisition, Inc.
Business Services	First lien (2)(14)	SOFR(Q)	5.25%	10.58%	02/2024	02/2031	3,527	3,493	3,527	0.25%
Next Holdco, LLC
Healthcare	First lien (2)(14)	SOFR(Q)	6.00%	11.32%	11/2023	11/2030	3,512	3,487	3,512	0.25%
Geo Parent Corporation
Business Services	First lien (2)(14)	SOFR(Q)	5.25%	10.50%	12/2018	12/2028	3,299	3,299	3,299	0.24%
DCA Investment Holding, LLC
Healthcare	First lien (2)(14)	SOFR(Q)	6.41%	11.74%	03/2021	04/2028	1,813	1,806	1,777
	First lien (3)(14)	SOFR(Q)	6.50%	11.83%	12/2022	04/2028	1,016	1,003	997
								2,809	2,774	0.20%
Galway Borrower LLC
Business Services	First lien (2)(14)	SOFR(Q)	5.75%	11.18%	04/2024	09/2028	1,218	1,210	1,218	0.09%
CoreTrust Purchasing Group LLC
Business Services	First lien (8)(14)	SOFR(M)	5.25%	10.59%	05/2024	10/2029	1,055	1,050	1,055	0.08%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(2)(14)	—	—	—	06/2024	06/2029	152	152	152
	Trust Claim(3)(14)	—	—	—	06/2024	06/2029	52	52	52
								204	204	0.01%
PPVA Fund, L.P.
Business Services	Collateralized Financing (33)(34)	—	—	—	11/2014	—	—	—	—	—%
Total Funded Debt Investments - United States								$2,130,016	$2,106,367	151.89%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(14)	SOFR(M)	8.25%	13.71%	10/2019	10/2027	$34,459	$34,318	$34,459	2.49%
Integro Parent Inc.**
Business Services	First lien (2)(14)	SOFR(Q)*	12.25%/PIK	17.56%	10/2015	10/2024	4,349	4,349	4,349
	First lien (3)(14)	SOFR(Q)*	12.25%/PIK	17.56%	6/8/2018	10/2024	859	857	858
	Second lien (3)(14)	SOFR(Q)*	12.25%/PIK	17.56%	10/2015	10/2024	14,897	14,132	14,897
								19,338	20,104	1.45%
Total Funded Debt Investments - United Kingdom								$53,656	$54,563	3.94%
Funded Debt Investments - Jersey
Tennessee Bidco Limited **
Business Services	First lien (3)(14)(15)	SONIA(D)*	5.00% +2.50% /PIK	12.97%	08/2021	08/2028	£13,205	$18,089	$16,699
	First lien (3)(14)(15)	SONIA(D)*	5.00% +2.50% /PIK	12.97%	08/2021	08/2028	£10,870	13,587	13,741
	First lien (3)(14)	SOFR(S)*	5.00% + 2.50%/PIK	12.68%	08/2021	08/2028	$10,446	10,342	10,446
	First lien (3)(14)	SOFR(S)*	5.00% +2.50% /PIK	12.89%	08/2021	08/2028	$6,454	6,387	6,454
	First lien (3)(14)(15)	EURIBOR(S)*	5.00% +2.50% /PIK	11.37%	08/2021	08/2028	€726	736	777
								49,141	48,117	3.47%
Total Funded Debt Investments - Jersey								$49,141	$48,117	3.47%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (8)(14)	SOFR(Q)	5.75%	11.08%	12/2022	12/2029	$3,454	$3,410	$3,454
	First lien (8)(14)	SOFR(Q)	5.75%	11.08%	12/2023	12/2029	1,345	1,333	1,345
								4,743	4,799	0.35%
Total Funded Debt Investments - Australia								$4,743	$4,799	0.35%
Total Funded Debt Investments								$2,237,556	$2,213,846	159.76%
Equity - United States
Dealer Tire Holdings, LLC
Distribution & Logistics	Preferred shares (3)(14)	FIXED(S)*	7.00%/PIK	7.00%	09/2021	—	56,271	$70,383	$74,308	5.36%
Symplr Software Intermediate Holdings, Inc.
Healthcare	Preferred shares (4)(14)	SOFR(Q)*	10.50%/PIK	15.93%	11/2018	—	7,500	15,148	15,260
	Preferred shares (3)(14)	SOFR(Q)*	10.50%/PIK	15.93%	11/2018	—	2,586	5,222	5,261
								20,370	20,521	1.48%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

Knockout Intermediate Holdings I Inc. (30)
Software	Preferred shares (3)(14)	SOFR(M)*	10.75%/PIK	15.91%	06/2022	—	15,150	$17,844	$18,028	1.30%
ACI Parent Inc.(26)
Healthcare	Preferred shares (3)(14)	FIXED(Q)*	11.75%/PIK	11.75%	08/2021	—	12,500	17,394	15,639	1.13%
Project Essential Super Parent, Inc.
Software	Preferred shares (3)(14)	SOFR(Q)*	9.50%/PIK	15.11%	04/2021	—	10,000	14,815	13,933	1.00%
Diamond Parent Holdings Corp. (25)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(14)	FIXED(S)*	10.50%/PIK	10.50%	04/2021	—	10,000	13,450	12,429	0.90%
HB Wealth Management, LLC
Financial Services	Preferred shares (11)(14)	FIXED(Q)	4.00%	4.00%	09/2021	—	48,303	4,748	6,594	0.48%
Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.)
Packaging	Preferred shares (3)(14)	FIXED(S)*	15.00%/PIK	15.00%	05/2024	—	2,900,000	2,900	2,900
	Preferred shares (3)(14)	FIXED(S)(33)*	11.50%/PIK	11.50%	05/2024	—	3,691,120	2,565	2,565
	Ordinary shares (3)(14)	—	—	—	05/2024	—	290	145	145
								5,610	5,610	0.40%
OA Topco, L.P. (29)
Healthcare	Ordinary shares (3)(14)	—	—	—	12/2021	—	2,000,000	2,000	5,329	0.38%
FS WhiteWater Holdings, LLC (27)
Consumer Services	Ordinary shares (5)(14)	—	—	—	12/2021	—	50,000	5,000	4,437	0.32%
Appriss Health Holdings, Inc. (20)
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.)(20)
Healthcare	Preferred shares (3)(14)	FIXED(Q)*	11.00%/PIK	11.00%	05/2021	—	2,333	3,161	2,999	0.22%
Ambrosia Holdco Corp. (32)
Distribution & Logistics	Ordinary shares (8)(14)	—	—	—	01/2024	—	122,044	1,300	1,300
	Ordinary shares (2)(14)	—	—	—	01/2024	—	126,536	1,348	1,348
								2,648	2,648	0.19%
Pioneer Topco I, L.P. (28)
Software	Ordinary shares (12)(14)	—	—	—	11/2021	—	199,980	2,000	2,040	0.15%
GEDC Equity, LLC
Healthcare	Ordinary shares (3)(14)	—	—	—	06/2023	—	190,000	190	100	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

Ancora Acquisition LLC
Education	Preferred shares (9)(14)	—	—	—	08/2013	—	372	$83	$—	—%
AAC Lender Holdings, LLC(24)
Education	Ordinary shares (3)(14)	—	—	—	03/2021	—	758	—	—	—%
Total Shares - United States								$179,696	$184,615	13.32%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(14)	FIXED(Q)*	12.25%/PIK	12.25%	09/2017	—	130,472	$12,967	$12,913	0.93%
Total Shares - Hong Kong								$12,967	$12,913	0.93%
Total Shares								$192,663	$197,528	14.25%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants (2)(14)	—	—	—	06/2024	—	138,622	$182	$327
	Warrants (3)(14)	—	—	—	06/2024	—	47,459	62	112
								244	439	0.03%
Total Warrants - United States								$244	$439	0.03%
Total Funded Investments								$2,430,463	$2,411,813	174.04%
Unfunded Debt Investments - United States
Groundworks, LLC
Business Services	First lien (4)(17) - Undrawn	—	—	—	03/2024	03/2026	$2,938	$(15)	$2	0.00%
KPSKY Acquisition Inc.
Business Services	First lien (3)(14)(17) - Undrawn	—	—	—	11/2023	11/2025	1,568	—	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First lien (3)(14)(17) - Undrawn	—	—	—	06/2024	12/2025	2,154	—	—	—%
AAC Lender Holdings, LLC(24)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(14)(17) - Undrawn	—	—	—	01/2021	09/2026	2,652	—	—	—%
DOXA Insurance Holdings LLC
Business Services	First lien (3)(14)(17) - Undrawn	—	—	—	05/2024	05/2026	3,046	—	—	—%
AI Altius US Bidco, Inc.
Business Services	First lien (3)(14)(17) - Undrawn	—	—	—	05/2024	05/2026	3,077	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

Riskonnect Parent, LLC
Software	First lien (3)(14)(17) - Undrawn	—	—	—	03/2024	03/2026	$6,349	$—	$—	—%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (3)(14)(17) - Undrawn	—	—	—	03/2024	03/2026	7,107	—	—	—%
FS WhiteWater Holdings, LLC (27)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(14)(17) - Undrawn	—	—	—	12/2021	12/2027	228	(2)	—	—%
Safety Borrower Holdings LLC
Software	First lien (3)(14)(17) - Undrawn	—	—	—	09/2021	09/2027	333	(2)	—	—%
Project Power Buyer, LLC
Software	First lien (3)(14)(17) - Undrawn	—	—	—	01/2023	05/2025	184	(3)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(14)(17) - Undrawn	—	—	—	05/2024	05/2026	578	(3)	—	—%
Next Holdco, LLC
Healthcare	First lien (3)(14)(17) - Undrawn	—	—	—	11/2023	11/2025	903	—	—
	First lien (3)(14)(17) - Undrawn	—	—	—	11/2023	11/2029	339	(3)	—
								(3)	—	—%
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.) (20)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First lien (3)(14)(17) - Undrawn	—	—	—	05/2021	05/2027	354	(4)	—	—%
Community Brands ParentCo, LLC
Software	First lien (3)(17) - Undrawn	—	—	—	02/2022	02/2028	425	(4)	—	—%
Cube Industrials Buyer Inc.
Business Products	First lien (3)(14)(17) - Undrawn	—	—	—	10/2023	10/2029	517	(4)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (3)(14)(17) - Undrawn	—	—	—	08/2022	08/2029	486	(5)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

Sun Acquirer Corp.
Consumer Services	First lien (3)(14)(17) - Undrawn	—	—	—	09/2021	09/2027	$559	$(5)	$—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(14)(17) - Undrawn	—	—	—	02/2020	02/2026	1,030	(5)	—	—%
Kene Acquisition, Inc.
Business Services	First lien (3)(14)(17) - Undrawn	—	—	—	02/2024	02/2026	1,561	—	—
	First lien (3)(14)(17) - Undrawn	—	—	—	02/2024	02/2031	468	(5)	—
								(5)	—	—%
Ncontracts, LLC
Software	First lien (3)(14)(17) - Undrawn	—	—	—	12/2023	12/2025	773	—	—
	First lien (3)(14)(17) - Undrawn	—	—	—	12/2023	12/2029	515	(6)	—
								(6)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First lien (3)(14)(17) - Undrawn	—	—	—	08/2021	10/2027	2,040	(6)	—	—%
Adelaide Borrower, LLC**
Software	First lien (3)(14)(17) - Undrawn	—	—	—	05/2024	05/2026	1,048	—	—
	First lien (3)(14)(17) - Undrawn	—	—	—	05/2024	05/2030	667	(7)	—
								(7)	—	—%
Icefall Parent, Inc.
Software	First lien (3)(14)(17) - Undrawn	—	—	—	01/2024	01/2030	828	(8)	—	—%
Daxko Acquisition Corporation
Software	First lien (3)(14)(17) - Undrawn	—	—	—	10/2021	10/2027	838	(8)	—	—%
Project Accelerate Parent, LLC
Software	First lien (3)(14)(17) - Undrawn	—	—	—	02/2024	02/2031	1,510	(8)	—	—%
Bullhorn, Inc.
Software	First lien (3)(14)(17) - Undrawn	—	—	—	05/2024	05/2026	2,264	—	—
	First lien (3)(14)(17) - Undrawn	—	—	—	09/2019	10/2029	1,447	(8)	—
								(8)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

USRP Holdings, Inc.
Business Services	First lien (3)(14)(17) - Undrawn	—	—	—	07/2021	07/2027	$893	$(9)	$—	—%
PDI TA Holdings, Inc.
Software	First lien (4)(14)(17) - Undrawn	—	—	—	01/2024	02/2026	4,225	—	—
	First lien (3)(14)(17) - Undrawn	—	—	—	01/2024	02/2031	1,830	(9)	—
								(9)	—	—%

Xactly Corporation
Software	First lien (3)(14)(17) - Undrawn	—	—	—	07/2017	07/2025	992	(10)	—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(14)(17) - Undrawn	—	—	—	02/2022	02/2028	1,969	(10)	—	—%
MRI Software LLC
Software	First lien (3)(14)(17) - Undrawn	—	—	—	01/2020	02/2027	2,002	(10)	—	—%
Calabrio, Inc.
Software	First lien (3)(14)(17) - Undrawn	—	—	—	04/2021	04/2027	1,487	(11)	—	—%
Healthspan Buyer, LLC
Healthcare	First lien (3)(14)(17) - Undrawn	—	—	—	10/2023	10/2030	1,229	(12)	—	—%
Coupa Holdings, LLC
Software	First lien (3)(14)(17) - Undrawn	—	—	—	02/2023	08/2024	1,291	—	—
	First lien (3)(14)(17) - Undrawn	—	—	—	02/2023	02/2029	989	(12)	—
								(12)	—	—%
Galway Borrower LLC
Business Services	First lien (3)(14)(17) - Undrawn	—	—	—	04/2024	10/2025	1,846	(14)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(14)(17) - Undrawn	—	—	—	06/2021	12/2024	958	—	—
	First lien (3)(14)(17) - Undrawn	—	—	—	06/2021	06/2028	1,501	(15)	—
								(15)	—	—%
IMO Investor Holdings, Inc.
Healthcare	First lien (3)(14)(17) - Undrawn	—	—	—	05/2022	05/2028	1,548	(15)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

Nelipak Holding Company
Packaging	First lien (3)(14)(17) - Undrawn	—	—	—	03/2024	03/2027	$3,501	$—	$—
	First lien (3)(14)(15)(17) - Undrawn	—	—	—	03/2024	03/2027	€6,411	—	—
	First lien (3)(14)(15)(17) - Undrawn	—	—	—	03/2024	03/2031	€1092	(8)	—
	First lien (3)(14)(17) - Undrawn	—	—	—	03/2024	03/2031	$1,620	(12)	—
								(20)	—	—%
Avalara, Inc.
Software	First lien (3)(14)(17) - Undrawn	—	—	—	10/2022	10/2028	1,720	(21)	—	—%
Foreside Financial Group, LLC
Business Services	First lien (3)(14)(17) - Undrawn	—	—	—	05/2022	11/2024	2,218	—	—
	First lien (3)(14)(17) - Undrawn	—	—	—	03/2024	03/2026	3,474	—	—
	First lien (3)(14)(17) - Undrawn	—	—	—	05/2022	09/2027	2,095	(21)	—
								(21)	—	—%
Knockout Intermediate Holdings I Inc. (30)
Kaseya Inc.
Software	First lien (3)(14)(17) - Undrawn	—	—	—	06/2022	06/2025	3,424	—	—
	First lien (3)(14)(17) - Undrawn	—	—	—	06/2022	06/2029	2,888	(22)	—
								(22)	—	—%
Oranje Holdco, Inc.
Education	First lien (3)(14)(17) - Undrawn	—	—	—	02/2023	02/2029	1,860	(23)	—	—%
Fortis Solutions Group, LLC
Packaging	First lien (3)(14)(17) - Undrawn	—	—	—	06/2022	06/2025	3,702	—	—
	First lien (3)(14)(17) - Undrawn	—	—	—	10/2021	10/2027	2,288	(23)	—
								(23)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

OEConnection LLC
Software	First lien (3)(14)(17) - Undrawn	—	—	—	04/2024	04/2026	$8,101	$—	$—
	First lien (3)(14)(17) - Undrawn	—	—	—	04/2024	04/2031	5,063	(25)	—
								(25)	—	—%
YLG Holdings, Inc.
Business Services	First lien (5)(14)(17) - Undrawn	—	—	—	10/2021	12/2024	150	—	—
	First lien (2)(14)(17) - Undrawn	—	—	—	06/2024	12/2024	440	—	—
	First lien (3)(14)(17) - Undrawn	—	—	—	11/2019	10/2025	5,107	(26)	—
								(26)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(14)(17) - Undrawn	—	—	—	03/2024	03/2026	4,132	—	—
	First lien (3)(14)(17) - Undrawn	—	—	—	08/2019	05/2028	4,179	(26)	—
								(26)	—	—%
Infogain Corporation
Business Services	First lien (3)(14)(17) - Undrawn	—	—	—	07/2021	07/2026	3,827	(29)	—	—%
GC Waves Holdings, Inc.
Financial Services	First lien (3)(14)(17) - Undrawn	—	—	—	10/2019	08/2029	3,951	(30)	—	—%
iCIMS, Inc.
Software	First lien (2)(14)(17) - Undrawn	—	—	—	09/2023	08/2024	7,994	(2)	—
	First lien (3)(14)(17) - Undrawn	—	—	—	08/2022	08/2028	3,177	(28)	—
								(30)	—	—%
OA Topco, L.P. (29)
OA Buyer, Inc.
Healthcare	First lien (3)(14)(17) - Undrawn	—	—	—	12/2021	12/2028	3,300	(33)	—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (3)(14)(17) - Undrawn	—	—	—	12/2021	12/2027	3,659	(37)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

PetVet Care Centers, LLC
Consumer Services	First lien (3)(14)(17) - Undrawn	—	—	—	10/2023	11/2025	$3,708	$—	$—
	First lien (3)(14)(17) - Undrawn	—	—	—	10/2023	11/2029	3,708	(37)	—
								(37)	—	—%
Ciklum Inc.**
Business Services	First lien (3)(14)(17) - Undrawn	—	—	—	02/2024	08/2025	11,955	—	—
	First lien (3)(14)(17) - Undrawn	—	—	—	02/2024	02/2030	2,989	(37)	—
								(37)	—	—%
IG Investments Holdings, LLC
Business Services	First lien (3)(14)(17) - Undrawn	—	—	—	09/2021	09/2027	3,780	(38)	—	—%
TigerConnect, Inc.
Healthcare	First lien (2)(14)(17) - Undrawn	—	—	—	02/2022	02/2025	350	—	—
	First lien (3)(14)(17) - Undrawn	—	—	—	02/2022	02/2028	4,267	(43)	—
								(43)	—	—%
CentralSquare Technologies, LLC
Software	First lien (3)(14)(17) - Undrawn	—	—	—	04/2024	04/2030	3,980	(50)	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(14)(17) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(2)	(0.00)%
Associations, Inc.
Business Services	First lien (3)(14)(17) - Undrawn	—	—	—	05/2024	07/2028	3,840	(2)	(2)
	First lien (3)(14)(17) - Undrawn	—	—	—	05/2024	07/2028	3,077	(2)	(2)
								(4)	(4)	(0.00)%
Specialtycare, Inc.
Healthcare	First lien (3)(14)(17) - Undrawn	—	—	—	06/2021	06/2026	347	(5)	(11)	(0.00)%
Pioneer Topco I, L.P. (28)
Pioneer Buyer I, LLC
Software	First lien (3)(14)(17) - Undrawn	—	—	—	11/2021	11/2027	3,284	(26)	(13)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

Brave Parent Holdings, Inc.
Software	First lien (3)(14)(17) - Undrawn	—	—	—	05/2024	05/2025	$376	$—	$(2)
	First lien (5)(14)(17) - Undrawn	—	—	—	11/2023	05/2025	963	(7)	(5)
	First lien (3)(14)(17) - Undrawn	—	—	—	11/2023	11/2030	1,594	(6)	(8)
								(13)	(15)	(0.00)%
GraphPAD Software, LLC
Healthcare	First lien (3)(17) - Undrawn	—	—	—	06/2024	06/2026	4,486	(11)	(11)
	First lien (3)(17) - Undrawn	—	—	—	06/2024	06/2031	1,682	(4)	(4)
								(15)	(15)	(0.00)%
Diamond Parent Holdings Corp. (25)
Diligent Corporation
Software	First lien (3)(14)(17) - Undrawn	—	—	—	04/2024	08/2030	2,265	(8)	(8)
	First lien (3)(14)(17) - Undrawn	—	—	—	04/2024	04/2026	3,398	(13)	(13)
								(21)	(21)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First lien (3)(14)(17) - Undrawn	—	—	—	05/2024	06/2026	2,631	—	—
	First lien (3)(14)(17) - Undrawn	—	—	—	05/2024	06/2030	2,894	(22)	(22)
								(22)	(22)	(0.00)%
Model N, Inc.
Software	First lien (3)(17) - Undrawn	—	—	—	06/2024	06/2026	9,047	—	—
	First lien (3)(17) - Undrawn	—	—	—	06/2024	06/2031	4,825	(24)	(24)
								(24)	(24)	(0.00)%
DOCS, MSO, LLC
Healthcare	First lien (3)(14)(17) - Undrawn	—	—	—	06/2022	06/2028	2,405	—	(27)	(0.00)%
Power Grid Holdings, Inc.
Business Products	First lien (3)(14)(17) - Undrawn	—	—	—	11/2023	12/2030	4,289	(43)	(43)	(0.00)%
Notorious Topco, LLC
Consumer Products	First lien (3)(14)(17) - Undrawn	—	—	—	11/2021	05/2027	880	(7)	(62)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

Recorded Future, Inc.
Software	First lien (3)(17) - Undrawn	—	—	—	06/2024	06/2030	$4,531	$(23)	$(23)
	First lien (3)(17) - Undrawn	—	—	—	06/2024	06/2026	9,667	(48)	(48)
								(71)	(71)	(0.01)%
ACI Parent Inc.(26)
ACI Group Holdings, Inc.
Healthcare	First lien (3)(14)(17) - Undrawn	—	—	—	08/2021	08/2027	1,765	(18)	(42)
	First lien (3)(14)(17) - Undrawn	—	—	—	08/2021	08/2024	1,973	—	(47)
								(18)	(89)	(0.01)%
Total Unfunded Debt Investments - United States								$(1,081)	$(417)	(0.02)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(14)(17) - Undrawn	—	—	—	12/2022	12/2028	$320	$(5)	$—	—%
Total Unfunded Debt Investments - Australia								$(5)	$—	—%
Total Unfunded Debt Investments								$(1,086)	$(417)	(0.03)%
Total Non-Controlled/Non-Affiliated Investments								$2,429,377	$2,411,396	173.92%
Non-Controlled/Affiliated Investments (35)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (21)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(14)	SOFR(Q)*	12.00%/PIK	17.33%	12/2020	01/2027	$20,354	$20,274	$20,354	1.47%
Eagle Infrastructure Super HoldCo, LLC (31)
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.)
Business Services	First lien (2)(14)	SOFR(Q)	7.50%	12.98%	03/2023	04/2028	10,676	10,676	10,676
	First lien (3)(14)	SOFR(Q)	7.50%	12.98%	03/2023	04/2028	342	342	342
								11,018	11,018	0.79%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

Permian Holdco 3, Inc.
Permian Trust
Energy	Trust Claim(10)(14)	FIXED(Q)(33)*	10.00%/PIK	10.00%	03/2021	—	$247	$—	$—
	First lien (3)(14)	SOFR(Q)(33)*	10.00%/PIK	11.00%	07/2020	—	3,409	—	—
								—	—	—%
Total Funded Debt Investments - United States								$31,292	$31,372	2.26%
Equity - United States
TVG-Edmentum Holdings, LLC(21)
Education	Ordinary shares (3)(14)	FIXED(Q)*	12.00%/PIK	12.00%	12/2020	—	48,899	$63,971	$69,708
	Preferred shares (3)(14)	FIXED(Q)*	15.00%/PIK	15.00%	05/2024	—	6,979,536	6,980	7,084
								70,951	76,792	5.54%
Eagle Infrastructure Super HoldCo, LLC
Business Services	Ordinary shares (3)(14)	—	—	—	03/2023	—	72,536	4,104	8,187	0.59%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(14)	—	—	—	07/2017	—	25,000,000	11,501	1,799
	Ordinary shares (3)(14)	—	—	—	07/2017	—	2,786,000	1,282	201
								12,783	2,000	0.14%
Total Shares - United States								$87,838	$86,979	6.27%
Total Non-Controlled/Affiliated Investments								$119,130	$118,351	8.53%
Controlled Investments (36)
Funded Debt Investments - United States
New Benevis Topco, LLC (23)
New Benevis Holdco, Inc.
Healthcare	First lien (2)(14)	FIXED(Q)*	12.00%/PIK	12.00%	10/2020	10/2026	$42,812	$42,812	$42,812
	First lien (3)(14)	FIXED(Q)*	12.00%/PIK	12.00%	10/2020	10/2026	20,393	20,393	20,393
	First lien (8)(14)	FIXED(Q)*	12.00%/PIK	12.00%	10/2020	10/2026	10,504	10,504	10,504
	Subordinated (3)(14)	FIXED(M)*	12.00%/PIK	12.00%	10/2020	10/2026	22,404	21,315	17,923
								95,024	91,632	0.14%
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(14)	SOFR(Q)	9.00%	14.60%	10/2020	12/2024	23,336	23,336	23,336
	First lien (3)(14)(17) - Drawn	SOFR(Q)	6.00%	11.60%	10/2020	12/2024	18,035	18,035	18,035
								41,371	41,371	2.98%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

UniTek Global Services, Inc.
Business Services	Second lien (3)(14)	FIXED(Q)*	15.00%/PIK	15.00%	12/2020	06/2028	$14,477	$14,477	$14,401
	Second lien (3)(14)	FIXED(Q)*	15.00%/PIK	15.00%	07/2022	06/2028	6,418	6,418	6,384
								20,895	20,785	1.50%
NHME Holdings Corp. (22)
National HME, Inc.
Healthcare	Second lien (3)(14)	SOFR(Q)(33)*	5.00%/PIK	10.56%	11/2018	11/2025	8,281	7,872	3,000	0.22%
Total Funded Debt Investments - United States								$165,162	$156,788	11.31%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(14)	—	—	—	05/2018	—	—	$140,000	$140,000	10.10%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(14)	—	—	—	05/2021	—	—	112,400	112,400	8.11%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(14)	—	—	—	06/2018	—	—	76,371	102,174	7.37%
New Benevis Topco, LLC (23)
Healthcare	Ordinary shares (2)(14)	—	—	—	10/2020	—	325,516	27,154	28,469
	Ordinary shares (8)(14)	—	—	—	10/2020	—	79,867	6,662	6,985
	Ordinary shares (3)(14)	—	—	—	10/2020	—	72,681	6,105	6,356
								39,921	41,810	3.02%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(14)	FIXED(Q)*	20.00%/PIK	20.00%	08/2018	—	20,683,187	20,683	18,482
	Preferred shares (3)(14)	FIXED(Q)*	20.00%/PIK	20.00%	08/2019	—	12,292,988	12,293	11,375
	Preferred shares (3)(14)	FIXED(Q)(33)*	19.00%/PIK	19.00%	06/2017	—	19,795,435	19,795	4,599
	Preferred shares (2)(14)	FIXED(Q)(33)*	13.50%/PIK	13.50%	01/2015	—	29,326,545	26,946	—
	Preferred shares (3)(14)	FIXED(Q)(33)*	13.50%/PIK	13.50%	01/2015	—	8,104,462	7,447	—
	Ordinary shares (2)(14)	—	—	—	01/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(14)	—	—	—	01/2015	—	1,993,749	532	—
								89,621	34,456	2.49%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(14)	—	—	—	10/2020	—	100	11,155	28,000	2.02%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (18)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (16)	Cost	Fair Value	Percent of Net Assets

NM CLFX LP
Net Lease	Membership interest (7)(14)	—	—	—	10/2017	—	—	$12,279	$10,544	0.76%
NM YI, LLC
Net Lease	Membership interest (7)(14)	—	—	—	09/2019	—	—	6,272	9,754	0.70%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(14)	—	—	—	06/2018	—	—	861	1,115	0.08%
QID TRH Holdings LLC (19)
Haven Midstream Holdings LLC(19)
Specialty Chemicals & Materials	Ordinary shares (13)(14)	—	—	—	10/2021	—	80	—	569
	Profit Interest (6)(14)	—	—	—	10/2021	—	5	—	100
								—	669	0.05%
NHME Holdings Corp.(22)
Healthcare	Ordinary shares (3)(14)	—	—	—	11/2018	—	640,000	4,000	—	—%
Total Shares - United States								$492,880	$480,922	34.70%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(14)	—	—	—	09/2016	—	—	—	—	—%
Total Shares - Canada								$—	$—	—%
Total Shares								$492,880	$480,922	34.70%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(14)	—	—	—	12/2020	02/2025	13,339	$—	$46,323	3.34%
NHME Holdings Corp. (22)
Healthcare	Warrants (3)(14)	—	—	—	11/2018	—	160,000	1,000	—	—%
Total Warrants - United States								$1,000	$46,323	3.34%
Total Funded Investments								$659,042	$684,033	49.35%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(14)(17) - Undrawn	—	—	—	10/2020	12/2024	3,860	—	—	—%
Haven Midstream Holdings LLC (19)
Haven Midstream LLC
Specialty Chemicals & Materials	First lien (3)(14)(17) - Undrawn	—	—	—	12/2021	10/2026	8,000	—	—	—%
Total Unfunded Debt Investments - United States								$—	$—	—%
Total Controlled Investments								$659,042	$684,033	49.35%
Total Investments								$3,207,549	$3,213,780	231.80%

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
June 30, 2024
(in thousands, except shares)
(unaudited)

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
(9)Investment is held by NMF Ancora Holdings, Inc.
(10)Investment is held by NMF Permian Holdings, LLC.
(11)Investment is held by NMF HB, Inc.
(12)Investment is held by NMF Pioneer, Inc.
(13)Investment is held by NMF TRM, LLC.
(14)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(15)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of June 30, 2024, the par value U.S. dollar equivalent of the Tennessee Bidco Limited first lien term loan and drawn first lien term loans is $16,698 and $14,522, respectively, and the Nelipak Holding Company first lien term loan, drawn revolver, undrawn first lien term loan and undrawn revolver is $17,791, $112, $6,868 and $1,169, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
(16)Par amount is denominated in U.S. Dollar unless otherwise noted, which may include British Pound ("£") and/or Euro ("€").
(17)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(18)Total Coupon is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest and dividends at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA) and Euro Interbank Offered Rate (EURIBOR) and which resets daily (D), monthly (M), quarterly (Q) or semi-annually (S). For each investment the current coupon rate provided reflects the rate in effect as of June 30, 2024.
(19)The Company holds investments in multiple entities of Haven Midstream Holdings LLC. The Company holds 4.6% of the Class B profits interest in QID NGL, LLC (which at closing represented 97.0% of the ownership in the class B units in QID TRH Holdings, LLC), class A common units of Haven Midstream Holdings LLC, and holds a first lien revolver in Haven Midstream LLC.
(20)The Company holds preferred equity in Bamboo Health Intermediate Holdings, Inc.(fka Appriss Health Intermediate Holdings, Inc.) and holds a first lien term loan and a first lien revolver in Bamboo Health Holdings, LLC (fka Appriss Health, LLC), a wholly-owned subsidiary of Bamboo Health Intermediate Holdings, Inc.
(21)The Company holds ordinary shares in TVG-Edmentum Holdings, LLC, and subordinated notes in Edmentum Ultimate Holdings, LLC, a wholly-owned subsidiary of TVG-Edmentum Holdings, LLC.
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
(23)The Company holds ordinary shares in New Benevis Topco, LLC, and holds first lien last out term loans and subordinated notes in New Benevis Holdco Inc., a wholly-owned subsidiary of New Benevis Topco, LLC.
(24)The Company holds ordinary shares in AAC Lender Holdings, LLC and two first lien term loans, a first lien revolver and subordinated notes in American Achievement Corporation, a partially-owned subsidiary of AAC Lender Holdings, LLC.
(25)The Company holds investments in two wholly-owned subsidiaries of Diamond Parent Holdings Corp. The Company holds three first lien term loans and a first lien revolver in Diligent Corporation and preferred equity in Diligent Preferred Issuer Inc.
(26)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, two first lien delayed draws and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc.
(27)The Company holds ordinary shares in FS WhiteWater Holdings, LLC, and a first lien term loan, a first lien revolver, and three first lien delayed draws in FS WhiteWater Borrower, LLC, a partially-owned subsidiary of FS WhiteWater Holdings, LLC.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

(28)The Company holds ordinary shares in Pioneer Topco I, L.P., and two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, a wholly-owned subsidiary of Pioneer Topco I, L.P.
(29)The Company holds ordinary shares in OA Topco, L.P., and two first lien term loans and a first lien revolver in OA Buyer, Inc., a wholly-owned subsidiary of OA Topco, L.P.
(30)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Kaseya, Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I Inc.
(31)The Company holds ordinary shares in Eagle Infrastructure Super HoldCo, LLC and a first lien term loan in Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.), a wholly-owned subsidiary of Eagle Infrastructure Super Holdco, LLC.
(32)The Company holds ordinary shares in Ambrosia Holdco Corp. and two first lien term loans and a subordinated loan in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Holdco Corp.
(33)Investment is on non-accrual status. See Note 3. Investments, for details.
(34)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $13,500 as of June 30, 2024. See Note 2. Summary of Significant Accounting Policies, for details.
(35)Denotes a portfolio company of which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of June 30, 2024 and December 31, 2023, along with transactions during the six months ended June 30, 2024 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2024	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.) / Eagle Infrastructure Super HoldCo, LLC	$17,873	$—	$—	$1,332	$19,205	$—	$722	$—	$—
Sierra Hamilton Holdings Corporation	2,000	—	—	—	2,000	—	—	—	—
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	113,786	11,235	—	(27,875)	97,146	—	1,731	2,618	125
Total Non-Controlled/Affiliated Investments	$133,659	$11,235	$—	$(26,543)	$118,351	$—	$2,453	$2,618	$125

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

(36)    Denotes portfolio companies which the Company "controls", as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of June 30, 2024 and December 31, 2023, along with transactions during the six months ended June 30, 2024 in which the issuer was a controlled investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2023	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2024	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Haven Midstream LLC / Haven Midstream Holdings LLC / QID TRH Holdings LLC	$3,419	$—	$—	$(2,750)	$669	$3,800	$—	$—	$20
National HME, Inc./NHME Holdings Corp.	3,000	—	—	—	3,000	—	—	—	—
New Benevis Topco, LLC / New Benevis Holdco, Inc.	135,401	3,454	—	(5,413)	133,442	—	6,493	—	375
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	63,170	4,201	—	2,000	69,371	—	2,608	—	250
NM APP Canada Corp.	7	—	—	(7)	—	31	—	—	—
NM CLFX LP	11,731	—	—	(1,187)	10,544	—	—	401	—
NM NL Holdings, L.P.	96,071	—	—	6,103	102,174	—	—	4,144	—
NM GP Holdco, LLC	1,048	—	—	67	1,115	—		45	—
NM YI LLC	9,550	—	—	204	9,754	—	—	436	—
NMFC Senior Loan Program III LLC	140,000	—	—	—	140,000	—	—	11,637	—
NMFC Senior Loan Program IV LLC	112,400	—	—	—	112,400	—	—	8,360	—
UniTek Global Services, Inc.	91,999	4,565	—	5,000	101,564	—	1,499	3,066	725
Total Controlled Investments	$667,796	$12,220	$—	$4,017	$684,033	$3,831	$10,600	$28,089	$1,370

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
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2024, 14.3% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2024
(unaudited)

June 30, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	62.78%
Second lien	8.62%
Subordinated	3.32%
Equity and other	25.28%
Total investments	100.00%

June 30, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	28.35%
Business Services	17.47%
Healthcare	15.74%
Investment Funds (includes investments in joint ventures)	7.85%
Consumer Services	6.21%
Education	6.03%
Net Lease	3.85%
Financial Services	3.79%
Distribution & Logistics	3.62%
Energy	2.22%
Packaging	2.10%
Food & Beverage	1.16%
Business Products	0.70%
Consumer Products	0.60%
Specialty Chemicals & Materials	0.31%
Total investments	100.00%

June 30, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	86.79%
Fixed rates	13.21%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

June 30, 2024
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through June 30, 2024, NMFC has raised approximately $1,034,550 in net proceeds from additional offerings of its common stock.
New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations.
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
Similar to the Company, the investment objective of SBIC I and SBIC II is to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of June 30, 2024, the Company’s top five industry concentrations were software, business services, healthcare, investment funds (which includes the Company's investments in its joint ventures) and consumer services.
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

The Company has entered into an International Swaps and Derivatives Association, Inc. 2002 Master Agreement, (together with the Schedule and Credit Support Annex thereto and any transactions thereunder, the "ISDA Master Agreement"), on March 18, 2024, with a derivative counterparty (the “ISDA Counterparty”). The ISDA Master Agreement is a bilateral agreement between the Company and the ISDA Counterparty that governs over-the-counter derivatives, into which the Company enters for hedging purposes. The ISDA Master Agreement provides for, among other things, collateral posting terms and netting provisions in the event of certain specified defaults and/or termination events, including bankruptcy or insolvency of the counterparty. The ISDA Master Agreement also includes termination rights that permit the termination of outstanding transactions by the ISDA Counterparty in the event the Company fails to maintain sufficient asset levels, and by the Company in the event the ISDA Counterparty is downgraded below a specified minimum rating level. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties. The collateral terms of the ISDA Master Agreement provide for the bilateral posting of collateral in the form of cash or U.S. government securities for any outstanding exposure under the transactions. In the case of the Company, the agreement provides for the segregation of posted collateral at the Company’s custodian subject to a perfected security interest in favor of the ISDA Counterparty. Upon the close-out of the transactions outstanding under the ISDA Master Agreement following a default, the ISDA Master Agreement provides for a single net payment between the parties equal to the close-out replacement value of the terminated transactions, the right to offset receivables and payables with the same counterparty and/or the right to liquidate collateral.
Interest rate swaps are agreements to exchange interest payments based upon notional amounts and subject the Company to market risk associated with changes in interest rates and changes in interest rate volatility, as well as the credit risk that the counterparty will fail to perform. The Company designates all interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship. As a result, the change in fair value of the hedging instrument and hedged item are recorded in "Interest expense" and recognized as components of "Interest expense" in the Company’s Consolidated Statements of Operations. The fair value of the interest rate swap is included as a component of "Derivative asset at fair value" or "Derivative liability at fair value" on the Company’s Consolidated Statements of Assets and Liabilities. Derivative assets at fair value and derivative liabilities at fair value, including variation margin as applicable, are included in changes in "Derivative assets at fair value" or "Derivative liabilities at fair value" line item in the operating section in the Company’s Consolidated Statements of Cash Flows.
The Company elected not to offset derivative assets and liabilities and cash collateral held with the same counterparty where it has a legally enforceable master netting agreement.
Refer to Note 4. Fair Value and Note 7. Borrowings for more information on derivative instruments and hedging activities.
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments as of June 30, 2024 are disclosed on the Company's Consolidated Schedule of Investments.

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

Below is certain summarized property information for NMNLC as of June 30, 2024:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2024
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$103,289
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	10,544
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,754
					$123,587

Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2024 and December 31, 2023, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $13,500 and $16,500, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2024 and December 31, 2023.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2024, the Company recognized PIK and non-cash interest from investments of $9,031 and $18,685, respectively, and PIK and non-cash dividends from investments of $7,741 and $15,165, respectively. For the three and six months ended June 30, 2023, the Company recognized PIK and non-cash interest from investments of $7,867 and $16,890, respectively, and PIK and non-cash dividends from investments of $6,736 and $13,237, respectively.
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
The following table summarizes the total income tax provision, income tax expense and deferred income tax provision for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Deferred income tax provision	$130	$94	$767	$225
Current income tax expense	234	932	235	1,028
Total income tax provision	$364	$1,026	$1,002	$1,253
As of June 30, 2024 and December 31, 2023, the Company had $63 of deferred tax liabilities and $594 of deferred tax assets, respectively, primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Stock repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 8, 2023, the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2024 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three and six months ended June 30, 2024 and June 30, 2023, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 outstanding shares of its common stock under the Repurchase Program.
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

Note 3. Investments
At June 30, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$2,030,553	$2,017,636
Second lien	284,897	276,961
Subordinated	117,270	106,788
Equity and other	774,829	812,395
Total investments	$3,207,549	$3,213,780

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$914,609	$911,461
Business Services	572,090	561,459
Healthcare	520,473	505,753
Investment Funds (includes investments in joint ventures)	252,400	252,400
Consumer Services	199,355	199,540
Education	199,296	193,736
Net Lease	95,783	123,587
Financial Services	119,553	121,880
Distribution & Logistics	114,318	116,212
Energy	65,309	71,371
Packaging	67,297	67,563
Food & Beverage	34,817	37,295
Business Products	22,370	22,395
Consumer Products	20,554	19,159
Specialty Chemicals & Materials	9,325	9,969
Total investments	$3,207,549	$3,213,780

At December 31, 2023, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,709,247	$1,683,952
Second lien	472,930	424,513
Subordinated	100,236	90,948
Equity and other	755,795	811,909
Total investments	$3,038,208	$3,011,322

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$815,065	$809,401
Business Services	561,492	539,926
Healthcare	516,086	477,854
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	188,851	211,550
Consumer Services	192,796	192,501
Net Lease	95,782	118,407
Distribution & Logistics	118,212	110,721
Financial Services	104,330	105,138
Energy	61,108	65,170
Packaging	43,181	36,007
Specialty Chemicals & Materials	25,329	28,452
Business Products	22,630	22,628
Food & Beverage	20,370	22,055
Consumer Products	20,576	19,112
Total investments	$3,038,208	$3,011,322
During the second quarter of 2022, the Company placed its second lien position in National HME, Inc. ("National HME") on non-accrual status. As of June 30, 2024, the Company's second lien position in National HME had an aggregate cost basis of $7,872, an aggregate fair value of $3,000 and total unearned interest income of $510 and $1,008, respectively, for the three and six months then ended.
As of June 30, 2024, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $31,406, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an initial aggregate principal amount of $13,479 of its first lien term loans on non-accrual status. During the third quarter of 2023, the Company placed the remaining aggregate principal amount of $17,927 of its first lien term loans on non-accrual status. As of June 30, 2024, the Company's positions in AAC on non-accrual status had an aggregate cost basis of $31,369, an aggregate fair value of $20,000 and total unearned interest income of $1,209 and $2,385, respectively, for the three and six months then ended.
During the first quarter of 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of June 30, 2024, the Company's junior preferred shares in UniTek had an aggregate cost basis of $34,393, an aggregate fair value of $0 and total unearned dividend income of $2,149 and $4,227, respectively, for the three and six months then ended. During the third quarter of 2021, the Company placed an aggregate amount of $19,795 of its investment in the senior preferred shares of UniTek on non-accrual status. As of June 30, 2024, the Company's senior preferred shares in UniTek had an aggregate cost basis of $19,795, an aggregate fair value of approximately $4,599 and total unearned dividend income of approximately $1,646 and $3,218, respectively, for the three and six months then ended.
During the second quarter of 2024, the Company placed its junior preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. As of June 30, 2024, the Company's junior preferred shares in Transcendia had an aggregate cost basis of $2,565, an aggregate fair value of $2,565 and total unearned income of $44 and $44, respectively, for the three and six months then ended.
For a discussion of the Company's unfunded commitments, see Note 9. Commitments and Contingencies.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of June 30, 2024 and December 31, 2023, the SPP Agreement had a cost basis of $14,500 and $14,500, respectively and a fair value of $6,525 and $7,975, respectively, which is reflective of the higher inherent risk in this transaction.
NMFC Senior Loan Program III LLC
NMFC Senior Loan Program III LLC ("SLP III") was formed as a Delaware limited liability company and commenced operations on April 25, 2018. SLP III is structured as a private joint venture investment fund between the Company and SkyKnight Income II, LLC (“SkyKnight II”) and operates under a limited liability company agreement (the "SLP III Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP III, which has equal representation from the Company and SkyKnight II. SLP III had a five year investment period and will continue in existence until July 8, 2029. On July 3, 2024, the investment period was extended until July 8, 2027. The investment period may be extended for up to one year pursuant to certain terms of the SLP III Agreement.
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of June 30, 2024, the Company and SkyKnight II have committed and contributed $140,000 and $35,000, respectively, of equity to SLP III. As of July 5, 2024, the Company and SkyKnight II have committed an additional $20,000 and $5,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2024 and December 31, 2023.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A. As of the amendment on July 3, 2024, the maturity date of SLP III's revolving credit facility was extended from January 8, 2026 to January 8, 2029, and the reinvestment period was extended from July 8, 2026 to July 8, 2027. As of the amendment on July 3, 2024, during the reinvestment period, the credit facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.65%, and after the reinvestment period it will bear interest at a rate of SOFR plus 1.95%. From June 23, 2023 to July 3, 2024, during the reinvestment period, the credit facility bore interest at a rate of the SOFR plus 1.80%, and after the reinvestment period it bore interest at a rate of SOFR plus 2.10%. Prior to the amendment on June 23, 2023, the facility bore interest at a rate of London Interbank Offered Rate ("LIBOR") plus 1.60% per annum during the reinvestment period and LIBOR plus 1.90% per annum after the reinvestment period. As of June 30, 2024, SLP III's revolving credit facility has a maximum borrowing capacity of $525,000. As of the amendment on July 3, 2024, SLP III's revolving credit facility has a maximum borrowing capacity of $600,000. As of June 30, 2024 and December 31, 2023, SLP III had total investments with an aggregate fair value of approximately $681,403 and $636,560, respectively, and debt outstanding under its credit facility of $492,400 and $453,200, respectively. As of June 30, 2024 and December 31, 2023, none of SLP III's investments were on non-accrual. Additionally, as of June 30, 2024 and December 31, 2023, SLP III had unfunded commitments in the form of delayed draws of $1,000 and $1,127, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
First lien investments (1)	$694,694	$657,208
Weighted average interest rate on first lien investments (2)	9.59%	9.79%
Number of portfolio companies in SLP III	89	87
Largest portfolio company investment (1)	$29,640	$17,883
Total of five largest portfolio company investments (1)	$94,870	$79,458

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of June 30, 2024:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	9.21%	12/2027	$2,364	$2,357	$2,316
AG Parent Holdings, LLC	Healthcare	SOFR(Q)	5.00%	10.60%	07/2026	7,275	7,262	6,923
Ardonagh Group Finco Pty Ltd	Financial Services	SOFR (M)	3.75%	9.09%	02/2031	9,400	9,353	9,353
Aretec Group, Inc. (fka RCS Capital Corporation)	Financial Services	SOFR(M)	4.00%	9.34%	08/2030	6,593	6,455	6,629
Ascensus Group Holdings, Inc.	Business Services	SOFR(M)	3.50%	8.96%	08/2028	2,802	2,792	2,807
AssuredPartners, Inc	Business Services	SOFR(M)	3.50%	8.84%	02/2031	1,965	1,963	1,973
Aston FinCo S.a r.l.	Software	SOFR(M)	4.25%	9.71%	10/2026	5,745	5,724	5,315
Asurion, LLC	Business Services	SOFR(M)	4.25%	9.69%	08/2028	13,201	13,096	13,131
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	8.59%	02/2029	6,808	6,597	6,793
Bach Finance Limited	Education	SOFR(Q)	3.75%	9.10%	02/2031	2,134	2,129	2,154
Bayou Intermediate II, LLC	Healthcare	SOFR(Q)	4.50%	10.09%	08/2028	3,980	3,956	3,940
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	4.00%	9.34%	12/2028	7,440	7,377	7,455
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	9.19%	05/2028	4,840	4,825	4,858
BIFM CA Buyer Inc.	Business Services	SOFR(M)	4.25%	9.59%	05/2028	3,589	3,545	3,610
Boxer Parent Company Inc.	Software	SOFR(M)	4.00%	9.34%	12/2028	12,321	12,212	12,358
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	5.00%	10.43%	05/2028	14,182	13,836	14,258
Brown Group Holding, LLC	Distribution & Logistics	SOFR(Q)	3.00%	8.34%	07/2029	2,704	2,651	2,706
BW Holding, Inc.	Packaging	SOFR(Q)	4.00%	9.50%	12/2028	2,757	2,590	2,507
Cardinal Parent, Inc.	Software	SOFR(Q)	4.50%	9.98%	11/2027	9,771	9,616	9,191
CE Intermediate I, LLC	Software	SOFR(Q)	3.50%	8.97%	11/2028	10,755	10,704	10,792
Chrysaor Bidco S.a r.l.	Information Services	SOFR (M)	3.50%	8.84%	07/2031	2,131	2,131	2,143
Cloudera, Inc.	Software	SOFR(M)	3.75%	9.19%	10/2028	7,929	7,792	7,942
CommerceHub, Inc.	Software	SOFR(Q)	6.25%	11.58%	12/2027	3,940	3,570	3,940
CommerceHub, Inc.	Software	SOFR(Q)	4.00%	9.48%	12/2027	6,917	6,850	6,398
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	9.46%	11/2028	9,745	9,710	9,501
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.75%	9.08%	02/2029	6,843	6,818	6,843
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	5.25%	10.68%	09/2026	12,772	12,542	11,005
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	9.21%	10/2028	2,573	2,564	2,436
CRCI Longhorn Holdings, Inc.	Business Services	SOFR(M)	3.50%	8.94%	08/2025	14,137	14,124	14,164
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	10.33%	10/2029	9,855	9,463	9,556
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.75%	9.09%	12/2027	9,580	9,558	9,584
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR (M)	3.75%	9.09%	07/2031	2,000	1,990	2,000
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.75%	9.21%	03/2028	7,275	7,257	7,280
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	9.68%	10/2029	7,492	7,028	7,490
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	9.73%	03/2028	15,369	15,061	13,342
EAB Global, Inc.	Education	SOFR(M)	3.25%	8.59%	08/2028	2,830	2,809	2,830
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	9.58%	04/2029	7,430	7,318	7,235
Eisner Advisory Group LLC	Financial Services	SOFR(M)	4.00%	9.34%	02/2031	6,675	6,611	6,746
eResearchTechnology, Inc.	Healthcare	SOFR(M)	4.00%	9.34%	02/2027	3,613	3,612	3,633
Flash Charm, Inc.	Software	SOFR(M)	3.50%	8.83%	03/2028	16,591	16,578	16,542
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	9.34%	08/2028	14,283	14,165	14,033
Groundworks, LLC	Business Services	SOFR(M)	3.50%	8.83%	03/2031	160	155	161
Groundworks, LLC	Business Services	SOFR(M)	3.50%	8.83%	03/2031	5,449	5,396	5,452
Heartland Dental, LLC	Healthcare	SOFR(M)	4.50%	9.84%	04/2028	14,107	13,648	14,155
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	9.43%	11/2026	17,790	17,716	16,011
Higginbotham Insurance Agency, Inc.	Business Services	SOFR(M)	5.50%	10.94%	11/2028	8,941	8,896	8,941
HighTower Holding, LLC	Financial Services	SOFR(Q)	4.00%	9.59%	04/2028	4,705	4,676	4,722

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Houghton Mifflin Harcourt Company	Education	SOFR(Q)	5.25%	10.70%	04/2029	$8,110	$7,877	$7,737
Hub International Limited	Business Services	SOFR(Q)	3.25%	8.57%	06/2030	4,315	4,310	4,329
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	9.68%	08/2028	4,500	4,466	4,483
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(M)	4.00%	9.34%	03/2031	10,047	10,023	10,097
LI Group Holdings, Inc.	Software	SOFR(M)	3.50%	8.96%	03/2028	3,726	3,720	3,740
LSCS Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.96%	12/2028	12,034	11,935	11,919
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SONIA (Q)	4.00%	9.32%	11/2030	2,830	2,790	2,857
Maverick Bidco Inc.	Software	SOFR(Q)	4.25%	9.84%	05/2028	2,475	2,375	2,474
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	9.23%	05/2028	5,900	5,886	5,883
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	10.42%	05/2028	1,975	1,902	1,969
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(M)	3.75%	9.09%	05/2028	4,111	4,098	4,126
MED ParentCo, LP	Healthcare	SOFR(M)	4.00%	9.34%	04/2031	9,954	9,905	9,961
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	9.59%	05/2028	7,112	6,976	7,115
Netsmart, Inc.	Healthcare	SOFR(M)	3.75%	9.21%	10/2027	3,880	3,880	3,896
Nielsen Consumer Inc.	Business Services	SOFR (M)	6.25%	11.59%	03/2028	14,850	13,474	14,924
Nielsen Consumer Inc.	Business Services	SOFR (M)	4.75%	10.09%	03/2028	14,790	14,753	14,753
OMNIA Partners, LLC	Business Services	SOFR(Q)	3.25%	8.57%	07/2030	8,459	8,395	8,475
Optiv Parent Inc.	Business Services	SOFR(Q)	5.25%	10.57%	07/2026	2,030	1,982	1,898
Osaic Holdings, Inc.	Financial Services	SOFR(M)	4.00%	9.34%	08/2028	9,626	9,543	9,667
Osmosis Buyer Limited	Industrial Services	SOFR(M)	4.25%	9.58%	07/2028	2,904	2,824	2,913
Osmosis Buyer Limited	Industrial Services	SOFR(M)	4.00%	9.33%	07/2028	8,144	8,104	8,169
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	4.00%	9.33%	02/2029	1,702	1,699	1,711
Peraton Corp.	Federal Services	SOFR(M)	3.75%	9.19%	02/2028	4,125	4,113	4,131
Perforce Software, Inc.	Software	SOFR(M)	4.75%	10.09%	03/2031	6,630	6,601	6,632
Physician Partners, LLC	Healthcare	SOFR(S)	4.00%	9.56%	12/2028	4,209	4,179	3,086
Planview Parent, Inc.	Software	SOFR(Q)	3.75%	9.09%	12/2027	10,693	10,522	10,698
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.75%	9.07%	10/2030	13,711	13,454	13,772
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	3.25%	8.71%	03/2028	4,285	4,273	4,299
Quartz Holding Company	Software	SOFR(M)	4.00%	9.33%	10/2028	9,132	9,088	9,137
RealPage, Inc.	Software	SOFR(M)	3.00%	8.46%	04/2028	4,283	4,276	4,170
Renaissance Holding Corp.	Education	SOFR(Q)	4.25%	9.60%	04/2030	5,055	4,923	5,057
RLG Holdings, LLC	Packaging	SOFR(M)	4.25%	9.71%	07/2028	5,698	5,679	5,603
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.25%	10.59%	12/2027	3,651	3,577	3,651
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.96%	12/2027	6,306	6,225	6,306
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	2.50% + 4.25%/PIK	12.08%	05/2027	2,525	2,524	2,431
Spring Education Group, Inc.	Education	SOFR(Q)	4.00%	9.33%	10/2030	12,287	12,145	12,395
Storable, Inc.	Software	SOFR(M)	3.50%	8.84%	04/2028	3,766	3,760	3,779
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.93%	12/2027	15,480	15,400	14,559
Syndigo LLC	Software	SOFR(M)	4.50%	9.96%	12/2027	14,751	14,690	14,659
Therapy Brands Holdings LLC	Healthcare	SOFR(M)	4.00%	9.46%	05/2028	4,037	4,024	3,431
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	9.59%	08/2028	6,543	6,521	6,510
TMF Sapphire Bidco B.V.	Business Services	SOFR(Q)	4.00%	9.31%	05/2028	2,653	2,608	2,665
TRC Companies LLC	Business Services	SOFR(M)	3.75%	9.21%	12/2028	13,955	13,902	14,009
UKG Inc.	Software	SOFR(M)	3.25%	8.58%	02/2031	5,841	5,837	5,870
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	10.58%	10/2028	2,256	2,232	2,243
Valcour Packaging, LLC	Packaging	SOFR(M)	1.50% + 2.25%/PIK	9.19%	10/2028	3,069	3,069	2,486

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	4.75%	10.08%	07/2029	$4,478	$4,457	$4,481
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	10.59%	07/2029	5,210	4,939	5,193
Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	9.60%	10/2028	14,180	14,155	14,211
Xplor T1, LLC	Software	SOFR (M)	4.25%	9.60%	06/2031	5,601	5,573	5,601
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.50%	10.83%	02/2028	4,052	3,920	4,087
Total Funded Investments						$693,694	$684,661	$681,402
Unfunded Investments - First lien
Chrysaor Bidco S.a r.l.	Information Services	—	—	—	07/2031	$158	$—	$1
Groundworks, LLC	Business Services	—	—	—	03/2026	842	—	—
Total Unfunded Investments						$1,000	$—	$1
Total Investments						$694,694	$684,661	$681,403

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR) and the Sterling Overnight Interbank Average Rate (SONIA). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2024.
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

Below is certain summarized financial information for SLP III as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and June 30, 2023:

Selected Balance Sheet Information:	June 30, 2024	December 31, 2023
Investments at fair value (cost of $684,661 and $646,315)	$681,403	$636,560
Cash and other assets	35,512	21,443
Total assets	$716,915	$658,003

Credit facility	$492,400	$453,200
Deferred financing costs (net of accumulated amortization of $5,882 and $5,650, respectively)	(711)	(943)
Payable for unsettled securities purchased	41,638	23,881
Distribution payable	7,219	6,672
Other liabilities	7,743	7,862
Total liabilities	548,289	490,672

Members' capital	$168,626	$167,331
Total liabilities and members' capital	$716,915	$658,003

Selected Statement of Operations Information:	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest income	$16,596	$16,149	$33,385	$31,235
Other income	58	66	85	157
Total investment income	16,654	16,215	33,470	31,392

Interest and other financing expenses	8,921	8,869	17,711	17,275
Other expenses	267	293	508	536
Total expenses	9,188	9,162	18,219	17,811
Net investment income	7,466	7,053	15,251	13,581

Net realized (losses) gains on investments	(238)	12	(5,907)	(1,855)
Net change in unrealized (depreciation) appreciation of investments	(4,225)	6,915	6,498	15,954
Net increase in members' capital	$3,003	$13,980	$15,842	$27,680
For the three and six months ended June 30, 2024, the Company earned approximately $5,775 and $11,638, respectively, of dividend income related to SLP III, which is included in dividend income. For the three and six months ended June 30, 2023, the Company earned approximately $5,338 and $9,800, respectively, of dividend income related to SLP III, which is included in dividend income. As of June 30, 2024 and December 31, 2023, approximately $5,775 and $5,338, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of June 30, 2024, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2024 and December 31, 2023.
On May 5, 2021, SLP IV entered into a $370,000 revolving credit facility with Wells Fargo Bank, National Association which matures on March 27, 2029. As of the amendment on March 27, 2024, the facility bears interest at a rate of SOFR plus 1.90%. From April 28, 2023 to March 27, 2024, the facility bore interest at a rate of SOFR plus 1.70%. Prior to the amendment on April 28, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum. As of June 30, 2024 and December 31, 2023, SLP IV had total investments with an aggregate fair value of approximately $491,802 and $467,886, respectively, and debt outstanding under its credit facility of $344,937 and $306,537, respectively. As of June 30, 2024 and December 31, 2023, none of SLP IV’s investments were on non-accrual. Additionally, as of June 30, 2024 and December 31, 2023, SLP IV had unfunded commitments in the form of delayed draws of $753 and $792, respectively.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
First lien investments (1)	$502,983	$482,776
Weighted average interest rate on first lien investments (2)	9.62%	9.81%
Number of portfolio companies in SLP IV	82	78
Largest portfolio company investment (1)	$19,760	$17,400
Total of five largest portfolio company investments (1)	$71,969	$67,838

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2024:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADG, LLC	Healthcare	SOFR(Q)	1.00% + 3.00%/PIK	9.58%	09/2026	$17,665	$17,659	$15,450
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	9.21%	12/2027	1,823	1,818	1,787
Aretec Group, Inc. (fka RCS Capital Corporation)	Financial Services	SOFR(M)	4.00%	9.34%	08/2030	4,780	4,682	4,806
Ascensus Group Holdings, Inc.	Business Services	SOFR(M)	3.50%	8.96%	08/2028	4,149	4,135	4,157
Asurion, LLC	Business Services	SOFR(M)	4.25%	9.69%	08/2028	9,741	9,664	9,689
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	8.59%	02/2029	2,361	2,353	2,356
Bach Finance Limited	Education	SOFR(Q)	3.75%	9.10%	02/2031	1,615	1,611	1,630
Barracuda Parent, LLC	Software	SOFR(S)	4.50%	9.81%	08/2029	4,925	4,808	4,919
Bayou Intermediate II, LLC	Healthcare	SOFR(Q)	4.50%	10.09%	08/2028	8,894	8,858	8,806
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	4.00%	9.34%	12/2028	5,312	5,273	5,323
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	9.19%	05/2028	749	747	752
BIFM CA Buyer Inc.	Business Services	SOFR(M)	4.25%	9.59%	05/2028	2,716	2,682	2,732
Bleriot US Bidco Inc.	Federal Services	SOFR(Q)	3.25%	8.58%	10/2030	3,881	3,864	3,903
Boxer Parent Company Inc.	Software	SOFR(M)	4.00%	9.34%	12/2028	9,440	9,357	9,468
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	5.00%	10.43%	05/2028	4,371	4,265	4,395
Brown Group Holding, LLC	Distribution & Logistics	SOFR(Q)	3.00%	8.34%	07/2029	3,639	3,568	3,642
BW Holding, Inc.	Packaging	SOFR(Q)	4.00%	9.50%	12/2028	2,034	1,911	1,850
CE Intermediate I, LLC	Software	SOFR(Q)	3.50%	8.97%	11/2028	8,054	8,015	8,082
Chrysaor Bidco S.a r.l.	Information Services	SOFR (M)	3.50%	8.84%	07/2031	1,573	1,573	1,582
Cloudera, Inc.	Software	SOFR(M)	3.75%	9.19%	10/2028	6,000	5,896	6,010
CommerceHub, Inc.	Software	SOFR(Q)	6.25%	11.58%	12/2027	542	542	542
CommerceHub, Inc.	Software	SOFR(Q)	4.00%	9.48%	12/2027	4,088	3,926	3,782
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	9.46%	11/2028	6,523	6,499	6,360
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.75%	9.08%	02/2029	6,843	6,818	6,843
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	5.25%	10.68%	09/2026	4,913	4,824	4,233
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	9.21%	10/2028	1,838	1,831	1,740
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	10.33%	10/2029	6,623	6,463	6,422
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.75%	9.09%	12/2027	10,507	10,483	10,511
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	9.68%	10/2029	5,817	5,462	5,816
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	9.73%	03/2028	9,724	9,645	8,442
EAB Global, Inc.	Education	SOFR(M)	3.25%	8.59%	08/2028	2,472	2,457	2,472
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	9.58%	04/2029	7,443	7,340	7,248
Eisner Advisory Group LLC	Financial Services	SOFR(M)	4.00%	9.34%	02/2031	5,052	5,003	5,105
eResearchTechnology, Inc.	Healthcare	SOFR(M)	4.00%	9.34%	02/2027	2,179	2,169	2,191
Flash Charm, Inc.	Software	SOFR(M)	3.50%	8.83%	03/2028	10,107	10,056	10,077
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	9.34%	08/2028	11,101	10,983	10,906
Geo Parent Corporation	Business Services	SOFR(S)	5.25%	10.50%	12/2028	9,610	9,467	9,610
Groundworks, LLC	Business Services	SOFR(M)	3.50%	8.83%	03/2031	121	118	121
Groundworks, LLC	Business Services	SOFR(M)	3.50%	8.83%	03/2031	4,123	4,083	4,126
Heartland Dental, LLC	Healthcare	SOFR(M)	4.50%	9.84%	04/2028	10,061	9,815	10,096
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	9.43%	11/2026	9,657	9,640	8,691
Houghton Mifflin Harcourt Company	Education	SOFR(Q)	5.25%	10.70%	04/2029	6,278	6,099	5,990
Hub International Limited	Business Services	SOFR(Q)	3.25%	8.57%	06/2030	1,849	1,847	1,855
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	9.68%	08/2028	3,949	3,923	3,934
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(M)	4.00%	9.34%	03/2031	4,571	4,560	4,594
LSCS Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.96%	12/2028	9,824	9,765	9,730
Mandolin Technology Intermediate Holdings, Inc.	Software	SOFR(Q)	3.75%	9.23%	07/2028	9,750	9,719	8,580

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SONIA (Q)	4.00%	9.32%	11/2030	$2,034	$2,005	$2,053
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	10.42%	05/2028	1,975	1,902	1,969
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	9.23%	05/2028	7,801	7,777	7,778
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(M)	3.75%	9.09%	05/2028	8,222	8,196	8,251
MED ParentCo, LP	Healthcare	SOFR(M)	4.00%	9.34%	04/2031	7,346	7,310	7,350
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	9.59%	05/2028	6,111	5,990	6,113
Netsmart, Inc.	Healthcare	SOFR(M)	3.75%	9.21%	10/2027	6,789	6,789	6,818
Nielsen Consumer Inc.	Business Services	SOFR (M)	6.25%	11.59%	03/2028	9,900	8,990	9,950
Nielsen Consumer Inc.	Business Services	SOFR (M)	4.75%	10.09%	03/2028	9,860	9,836	9,836
OMNIA Partners, LLC	Business Services	SOFR(Q)	3.25%	8.57%	07/2030	4,983	4,938	4,992
Optiv Parent Inc.	Business Services	SOFR(Q)	5.25%	10.57%	07/2026	1,566	1,529	1,464
Osaic Holdings, Inc.	Financial Services	SOFR(M)	4.00%	9.34%	08/2028	11,489	11,391	11,538
Osmosis Buyer Limited	Industrial Services	SOFR(M)	4.00%	9.33%	07/2028	6,767	6,728	6,787
Osmosis Buyer Limited	Industrial Services	SOFR(M)	4.25%	9.58%	07/2028	2,083	2,026	2,090
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	4.00%	9.33%	02/2029	1,313	1,311	1,320
Perforce Software, Inc.	Software	SOFR(M)	4.75%	10.09%	03/2031	4,893	4,871	4,894
Physician Partners, LLC	Healthcare	SOFR(S)	4.00%	9.56%	12/2028	3,181	3,158	2,332
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.75%	9.07%	10/2030	9,855	9,670	9,899
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	0.035	8.96%	03/2028	4,988	4,964	5,006
Quartz Holding Company	Software	SOFR(M)	4.00%	9.33%	10/2028	6,911	6,878	6,915
RealPage, Inc.	Software	SOFR(M)	3.00%	8.46%	04/2028	1,364	1,361	1,328
Renaissance Holding Corp.	Education	SOFR(Q)	4.25%	9.60%	04/2030	3,899	3,798	3,901
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.96%	12/2027	7,325	7,303	7,325
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	2.50% + 4.25%/PIK	12.08%	05/2027	4,424	4,418	4,259
Spring Education Group, Inc.	Education	SOFR(Q)	4.00%	9.33%	10/2030	9,479	9,368	9,562
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	5.25%	10.84%	07/2026	997	983	977
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	7.25%	12.84%	07/2026	2,260	2,204	2,260
Storable, Inc.	Software	SOFR(M)	3.50%	8.84%	04/2028	3,900	3,885	3,914
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.93%	12/2027	3,707	3,701	3,486
Syndigo LLC	Software	SOFR(M)	4.50%	9.96%	12/2027	9,849	9,837	9,787
Therapy Brands Holdings LLC	Healthcare	SOFR(M)	4.00%	9.46%	05/2028	5,938	5,919	5,047
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	9.59%	08/2028	4,674	4,658	4,650
TRC Companies LLC	Business Services	SOFR(M)	3.75%	9.21%	12/2028	10,024	9,987	10,063
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	10.58%	10/2028	1,641	1,624	1,632
Valcour Packaging, LLC	Packaging	SOFR(M)	1.50% + 2.25%/PIK	9.19%	10/2028	2,232	2,232	1,808
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	4.75%	10.08%	07/2029	3,389	3,373	3,391
VT Topco, Inc.	Business Services	SOFR(M)	3.50%	8.84%	08/2030	7,253	7,186	7,293
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	10.59%	07/2029	4,019	3,810	4,006
Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	9.60%	10/2028	9,347	9,317	9,368
Xplor T1, LLC	Software	SOFR (M)	4.25%	9.60%	06/2031	4,075	4,055	4,075
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.50%	10.83%	02/2028	3,126	3,042	3,153
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.25%	10.73%	03/2028	9,800	9,668	9,670
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.25%	10.73%	03/2028	2,154	2,125	2,135
Total Funded Investments						$502,230	$496,389	$491,801
Unfunded Investments - First lien
Chrysaor Bidco S.a r.l.	Information Services				07/2031	$116	$—	$1
Groundworks, LLC	Business Services				03/2026	637	—	—
						$753	$—	$1
						$502,983	$496,389	$491,802

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR) and the Sterling Overnight Interbank Average Rate (SONIA). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2024.
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

Below is certain summarized consolidated financial information for SLP IV as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and June 30, 2023:

Selected Consolidated Balance Sheet Information:	June 30, 2024	December 31, 2023
Investments at fair value (cost of $496,389 and $476,017, respectively)	$491,802	$467,886
Receivable from unsettled securities sold	—	1,445
Cash and other assets	16,488	16,227
Total assets	$508,290	$485,558

Credit facility	$344,937	$306,537
Deferred financing costs (net of accumulated amortization of $2,041 and $1,599, respectively)	(3,663)	(1,414)
Payable for unsettled securities purchased	18,952	31,322
Distribution payable	5,094	5,220
Other liabilities	6,724	6,676
Total liabilities	372,044	348,341

Members' capital	$136,246	$137,217
Total liabilities and members' capital	$508,290	$485,558

Selected Consolidated Statement of Operations Information:	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest income	$12,157	$11,991	$24,119	23,249
Other income	46	42	67	158
Total investment income	12,203	12,033	24,186	23,407

Interest and other financing expenses	6,642	6,176	12,742	12,008
Other expenses	225	227	449	432
Total expenses	6,867	6,403	13,191	12,440
Net investment income	5,336	5,630	10,995	10,967

Net realized (losses) gains on investments	(176)	15	(4,874)	(1,654)
Net change in unrealized (depreciation) appreciation of investments	(3,384)	4,160	3,544	9,638
Net increase in members' capital	$1,776	$9,805	$9,665	18,951
For the three and six months ended June 30, 2024, the Company earned approximately $4,004 and $8,360, respectively, of dividend income related to SLP IV, which is included in dividend income. For the three and six months ended June 30, 2023, the Company earned approximately $4,145 and $7,728, respectively, of dividend income related to SLP IV, which is included in dividend income. As of June 30, 2024 and December 31, 2023, approximately $4,004 and $4,103, respectively, of dividend income related to SLP IV was included in interest and dividend receivable.
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

Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies to determine if any are as “significant subsidiaries.” This determination is made based upon an analysis performed under Rules 3-09 and 4-08(g) of Regulation S-X, pursuant to which the Company must determine if any of its portfolio companies are considered a “significant subsidiary" as defined by Rule 1-02(w) of Regulation S-X under this rule. As of June 30, 2024, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary."
Investment Risk Factors
First and second lien debt that the Company invests in is almost entirely rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as "leveraged loans", "high yield" or "junk" debt investments, and may be considered "high risk" compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the net asset value and income distributions of the Company. In addition, some of the Company's debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these securities. This illiquidity may make it more difficult to value the investments.
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of June 30, 2024:

	Total	Level I	Level II	Level III
First lien	$2,017,636	$—	$44,556	$1,973,080
Second lien	276,961	—	60,897	216,064
Subordinated	106,788	—	10,135	96,653
Equity and other	812,395	—	—	812,395
Total investments	$3,213,780	$—	$115,588	$3,098,192
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$1,683,952	$—	$46,063	$1,637,889
Second lien	424,513	—	18,333	406,180
Subordinated	90,948	—	8,077	82,871
Equity and other	811,909	—	—	811,909
Total investments	$3,011,322	$—	$72,473	$2,938,849
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, March 31, 2024	$3,015,453	$1,731,416	$395,898	$85,343	$802,796
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(31,106)	123	(35,163)	—	3,934
Net change in unrealized appreciation (depreciation) of investments	32,516	(1,208)	35,311	(1,179)	(408)
Purchases, including capitalized PIK and revolver fundings(1)	468,864	426,895	10,612	12,489	18,868
Proceeds from sales and paydowns of investments(1)	(327,063)	(165,351)	(148,917)	—	(12,795)
Transfers out of Level III(2)	(60,472)	(18,795)	(41,677)	—	—
Fair Value, June 30, 2024	$3,098,192	$1,973,080	$216,064	$96,653	$812,395
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(2,502)	$(1,138)	$88	$(1,177)	$(275)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2024, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, March 31, 2023	$3,184,377	$1,798,746	$480,398	$74,348	$830,885
Total gains or losses included in earnings:
Net realized gains (losses) on investments	2,565	(92)	(7,223)	—	9,880
Net change in unrealized (depreciation) appreciation of investments	(6,727)	(3,145)	5,549	(195)	(8,936)
Purchases, including capitalized PIK and revolver fundings(1)	51,977	40,201	997	4,807	5,972
Proceeds from sales and paydowns of investments(1)	(141,689)	(131,359)	(190)	—	(10,140)
Transfers into Level III(2)	16,164	—	16,164	—	—
Transfers out of Level III(2)	(11,136)	(11,136)	—	—	—
Fair Value, June 30, 2023	$3,095,531	$1,693,215	$495,695	$78,960	$827,661
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(11,932)	$(3,604)	$803	$(195)	$(8,936)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2023	$2,938,849	$1,637,889	$406,180	$82,871	$811,909
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(42,996)	(11,736)	(35,163)	—	3,903
Net change in unrealized appreciation (depreciation) of investments	35,611	14,764	40,867	(1,438)	(18,582)
Purchases, including capitalized PIK and revolver fundings(1)	636,107	580,852	12,063	15,220	27,972
Proceeds from sales and paydowns of investments(1)	(497,819)	(277,129)	(207,883)	—	(12,807)
Transfers into Level III(2)	28,440	28,440	—	—	—
Fair Value, June 30, 2024	$3,098,192	$1,973,080	$216,064	$96,653	$812,395
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(17,335)	$2,048	$913	$(1,438)	$(18,858)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2024, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2022	$3,136,291	$1,753,967	$480,068	$72,842	$829,414
Total gains or losses included in earnings:
Net realized gains (losses) on investments	3,273	(14,048)	(11,934)	—	29,255
Net change in unrealized appreciation (depreciation) of investments	1,119	9,272	10,083	(459)	(17,777)
Purchases, including capitalized PIK and revolver fundings(1)	182,910	158,106	1,942	6,577	16,285
Proceeds from sales and paydowns of investments(1)	(232,298)	(202,592)	(190)	—	(29,516)
Transfers into Level III(2)	15,726	—	15,726	—	—
Transfers out of Level III(2)	(11,490)	(11,490)	—	—	—
Fair Value, June 30, 2023	$3,095,531	$1,693,215	$495,695	$78,960	$827,661
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(3,100)	$7,374	$7,654	$(352)	$(17,776)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and six months ended June 30, 2024 and June 30, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2024 were as follows:

				Range
Type	Fair Value as of June 30, 2024	Approach	Unobservable Input	Low	High	Weighted Average(1)
First lien	$1,823,110	Market & Income Approach	EBITDA multiple	5.0x	24.5x	14.6x
			Revenue multiple	4.5x	19.5x	8.1x
			Discount rate	7.8%	21.4%	10.9%
	149,970	Other	N/A(2)	N/A	N/A	N/A
Second lien	181,090	Market & Income Approach	EBITDA multiple	7.5x	20.0x	15.5x
			Discount rate	10.8%	21.5%	12.7%
	34,974	Other	N/A(2)	N/A	N/A	N/A
Subordinated	96,653	Market & Income Approach	EBITDA multiple	7.3x	24.5x	16.1x
			Discount rate	12.9%	22.6%	16.1%
Equity and other	427,348	Market & Income Approach	EBITDA multiple	5.0x	26.5x	12.3x
			Revenue multiple	4.5x	19.5x	7.0x
			Discount rate	9.7%	56.8%	18.3%
	375,987	Income Approach	Discount rate	6.4%	12.4%	9.9%
	9,060	Other	N/A(2)	N/A	N/A	N/A
	$3,098,192

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
The carrying value of the collateralized agreement approximates fair value as of June 30, 2024 and is considered a Level III investment. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
The following are the principal amounts and fair values of the Company’s borrowings as of June 30, 2024 and December 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings or market quotes, if available.

	As of
	June 30, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
Unsecured Notes	$690,000	$672,314	$506,500	$490,200
Holdings Credit Facility	386,563	392,235	515,063	511,511
SBA-guaranteed debentures	300,000	261,972	300,000	259,811
Convertible Notes	260,000	263,088	260,000	264,706
DB Credit Facility	182,000	182,718	186,400	184,506
NMFC Credit Facility (1)	141,840	141,433	36,813	36,507
NMNLC Credit Facility II	2,948	2,951	2,853	2,846
Total Borrowings	$1,963,351	$1,916,711	$1,807,629	$1,750,087

(1)     As of June 30, 2024, the principal amount of the NMFC Credit Facility was $141,840, which includes £26,650 denominated in GBP and €17,400 denominated in EUR that has been converted to U.S. dollars. As of June 30, 2024, the fair value of the NMFC Credit Facility was $141,433, which included £26,562 denominated in GBP and €16,915 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2023, the principal amount of the NMFC Credit Facility was $36,813, which included £22,850 denominated in GBP and €700 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2023, the fair value of the NMFC Credit Facility was $36,507, which included £22,660 denominated in GBP and €694 denominated in EUR that has been converted to U.S. dollars.
The following table summarizes the notional amounts and fair values of the Company's derivative instruments as of June 30, 2024. The Company's derivative instruments are considered Level II investments.

	As of June 30, 2024
	Notional Amount	Fair Value
		Asset	Liability
Derivatives in fair value hedging relationships:
Interest rate swaps	$300,000	—	$(1,552)
Total derivatives designated as hedging instruments	$300,000	—	$(1,552)
Total derivatives(1)	$300,000	—	$(1,552)

(1)As of June 30, 2024, the Company had a derivative liability at fair value subject to such enforceable master netting arrangement in the amount of $(1,552) and a collateral balance of $1,650, included in "Payable to broker" on the Consolidated Statements of Assets and Liabilities. If the Company had elected to offset, the net amount would be $0.
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
Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2024, the Investment Adviser entered into a fee waiver agreement (the "Fee Waiver Agreement"), amended on August 7, 2023, pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”). The Fee Waiver Agreement was most recently extended for a period of one year through the quarter ending December 31, 2024 by the Investment Adviser on August 7, 2023. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and six months ended June 30, 2024, management fees waived were approximately $861 and $1,762, respectively. For the three and six months ended June 30, 2023, management fees waived were approximately $1,096 and $2,159, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of June 30, 2024), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Management fee	$11,351	$11,577	$22,348	$23,215
Less: management fee waiver	(861)	(1,096)	(1,762)	(2,159)
Total management fee	10,490	10,481	20,586	21,056
Incentive fee, excluding accrued capital gains incentive fees	$9,550	$9,982	$18,939	$19,579
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)As of June 30, 2024 and June 30, 2023, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.

The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the board of directors on January 30, 2024 for a period of 12 months commencing on March 1, 2024. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2024, approximately $608 and $1,186, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. For the three and six months ended June 30, 2023, approximately $501 and $1,096, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of June 30, 2024 and December 31, 2023, approximately $580 and $682, respectively, of indirect administrative expenses were included in payable to affiliates. For the three and six months ended June 30, 2024, the reimbursement to the Administrator represented approximately 0.02% and 0.03%, respectively, of the Company's gross assets. For the three and six months ended June 30, 2023, the reimbursement to the Administrator represented approximately 0.02% and 0.03%, respectively, of the Company's gross assets.
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
The Company has entered into the Fee Waiver Agreement with the Investment Adviser, pursuant to which the Investment Adviser originally agreed to voluntarily reduce the base management fees payable to the Investment Adviser by the Company under the Investment Management Agreement beginning with the quarter ended March 31, 2021 through the quarter ended December 31, 2022. Subsequently, the Company and the Investment Adviser extended the term of the Fee Waiver Agreement to be effective through the quarter ending December 31, 2024. See Note 5. Agreements, for details.
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
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to the Company from 200.0% to 150.0% as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude the SBA-

guaranteed debentures held by SBIC I and SBIC II from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes (as defined below) and certain of the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of June 30, 2024, the Company’s asset coverage ratio was 182.8%.
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
As of June 30, 2024, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 35.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$6,495	$10,718	$13,582	$21,005
Non-usage fee	$500	$146	$1,008	$264
Amortization of financing costs	$576	$469	$1,152	$933
Weighted average interest rate	7.8%	7.0%	7.8%	6.8%
Effective interest rate	9.3%	7.4%	9.2%	7.2%
Average debt outstanding	$328,651	$612,623	$343,570	$623,325
As of June 30, 2024 and December 31, 2023, the outstanding balance on the Holdings Credit Facility was $386,563 and $515,063, respectively, and NMF Holdings was in compliance with the applicable covenants of the Holdings Credit Facility on such dates.
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

As of June 30, 2024, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
As of the amendment on June 29, 2023, the NMFC Credit Facility generally bears interest at a rate of SOFR plus any applicable credit spread adjustment, SONIA or EURIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). From June 4, 2021 to June 28, 2023, the NMFC Credit Facility generally bore interest at a rate of LIBOR, SONIA or EURIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). As of the amendment on June 5, 2024, the Canadian Dollar Offered Rate was replaced with the Canadian Overnight Repo Rate Average term rate plus a credit spread adjustment as a benchmark rate for certain assets.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$1,101	$1,184	$1,754	$2,801
Non-usage fee	$128	$122	$282	$214
Amortization of financing costs	$53	$53	$107	$106
Weighted average interest rate	7.0%	6.8%	7.1%	6.6%
Effective interest rate	8.2%	7.9%	8.7%	7.4%
Average debt outstanding	$63,131	$69,445	$49,430	$85,148
As of June 30, 2024, the outstanding balance on the NMFC Credit Facility was $141,840, which included £26,650 denominated in British Pound Sterling ("GBP") and €17,400 denominated in Euro ("EUR") that have been converted to U.S. dollars. As of December 31, 2023, the outstanding balance on the NMFC Credit Facility was $36,813, which included £22,850 denominated in GBP and €700 denominated in EUR that have been converted to U.S. dollars.
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
As of the amendment on October 31, 2023, the Unsecured Management Company Revolver bears interest at the Applicable Federal Rate. As of December 17, 2021 through the amendment on October 31, 2023, the Unsecured Management Company Revolver bore interest at a rate of 4.00% per annum. On October 31, 2023, the Company entered into a Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amount of revolving borrowings available thereunder from $50,000 to $100,000. As of June 30, 2024, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $100,000 and no borrowings were outstanding. For the three and six months ended June 30, 2024, amortization of financing costs were $2 and $4, respectively. For the three and six months ended June 30, 2023, amortization of financing costs were $0 and $1, respectively.
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
As of June 30, 2024, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense(1)	$3,704	$3,712	$7,485	$7,198
Non-usage fee(1)	$111	$133	$219	$235
Amortization of financing costs	$192	$270	$383	$537
Weighted average interest rate	8.1%	8.0%	8.1%	7.8%
Effective interest rate	8.9%	8.9%	8.9%	8.6%
Average debt outstanding	$182,000	$186,400	$183,547	$186,400

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
As of June 30, 2024 and December 31, 2023, the outstanding balance on the DB Credit Facility was $182,000 and $186,400, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
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
As of the amendment on November 1, 2022, the NMNLC Credit Facility II bears interest at a rate of SOFR plus 2.25% per annum with a 0.35% floor, and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of the amendment on November 1, 2022, the maximum amount of revolving borrowings available to all borrowers under the NMNLC Credit Facility II is $27,500, of which $25,503 is outstanding as of June 30, 2024.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMNLC Credit Facility II for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$49	$43	$94	$96
Non-usage fee	$1	$1	$1	$1
Amortization of financing costs	$22	$22	$43	$45
Weighted average interest rate	7.6%	7.3%	7.6%	7.2%
Effective interest rate	11.2%	10.9%	11.3%	10.6%
Average debt outstanding	$2,505	$2,386	$2,438	$2,678
As of June 30, 2024 and December 31, 2023, the outstanding balance on the NMNLC Credit Facility II was $2,948 and $2,853, respectively, and NMNLC was in compliance with the applicable covenants of the NMNLC Credit Facility II on such dates.
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

The following table summarizes certain key terms related to the convertible features of the 2022 Convertible Notes as of June 30, 2024:

2022 Convertible Notes
Initial conversion premium(1)	14.7%
Initial conversion rate(2)	70.4225
Initial conversion price	$14.20
Conversion rate at June 30, 2024(1)(2)	72.7619
Conversion price at June 30, 2024(2)(3)	$13.74
Last conversion price calculation date	June 14, 2024

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the 2022 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at June 30, 2024 on the 2022 Convertible Notes was calculated on June 14, 2024.
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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the 2018 Convertible Notes and 2022 Convertible Notes (together, the "Convertible Notes") for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$4,875	$6,554	$9,750	$12,196
Amortization of financing costs	$404	$455	$800	$829
Amortization of premium	$(28)	$(31)	$(57)	$(49)
Weighted average interest rate	7.5%	7.0%	7.5%	6.9%
Effective interest rate	8.1%	7.4%	8.1%	7.4%
Average debt outstanding	$260,000	$376,816	$260,000	$352,949
As of June 30, 2024 and December 31, 2023, the outstanding balance on the 2022 Convertible Notes was $260,000 and $260,000, respectively. As of both June 30, 2024 and December 31, 2023, the outstanding balance on the 2018 Convertible Notes was $0. The Company was in compliance with the terms of the 2018A Indenture and 2018C Indenture on such dates.
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
On November 13, 2023, the Company closed a registered public offering of $115,000 in aggregate principal amount of 8.250% notes that mature on November 15, 2028 (the "8.250% Unsecured Notes"), pursuant to a base indenture and fourth supplemental indenture thereto dated November 13, 2023 (the "Fourth Supplemental Indenture") between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.
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
On February 1, 2024, the Company issued $300,000 in aggregate principal amount of its 6.875% notes that mature on February 1, 2029 (the "6.875% Unsecured Notes", together with the 2018A Unsecured Notes, 2018B Unsecured Notes, 2019A Unsecured Notes, 2021A Unsecured Notes, 2022A Unsecured Notes and 8.250% Unsecured Notes, the "Unsecured Notes") pursuant to a base indenture and fifth supplemental indenture thereto dated February 1, 2024 (together, with the Fourth Supplemental Indenture, the "Indenture"). The 6.875% Unsecured Notes bear interest at an annual rate of 6.875%, payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2024. The Company may redeem the 6.875% Unsecured Notes, in whole or in part, at any time prior to January 1, 2029, at par plus a "make-whole" premium, and thereafter at par, plus accrued interest.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense(1)	$11,874	$5,291	$21,488	$10,958
Amortization of financing costs	$518	$172	$1,013	$381
Amortization of discount	$155	$—	$257	$—
Weighted average interest rate	6.7%	4.8%	6.3%	4.8%
Effective interest rate	7.3%	5.0%	6.9%	5.0%
Average debt outstanding	$690,000	$439,852	$661,305	$455,091

(1)Interest expense includes net expense recognized on fair value hedge.
As of June 30, 2024 and December 31, 2023, the outstanding balance on the Unsecured Notes was $685,974 and $506,500, respectively, and the Company was in compliance with the terms of the NPA and Indenture as of such dates, as applicable.
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
The Company recorded and formally documented all hedging relationships, its risk management objective and strategy upon entering into each hedging relationship. For each hedging relationship, the Company performs quarterly quantitative assessments of the hedge effectiveness to assess that the hedging relationships are highly effective in offsetting changes in fair values of hedged items and whether the relationship is expected to continue to be highly effective in the future. To the extent the changes in fair value of the derivative do not offset the changes in fair value of the hedged item, the difference is recognized. The corresponding adjustment to the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to "Derivative assets at fair value" or "Derivative liabilities at fair value", as applicable.
If a hedge relationship is de-designated or if hedge accounting is discontinued because the hedged item no longer exists, the derivative will continue to be recorded as a "Derivative asset at fair value" or "Derivative liability at fair value" in the Consolidated Statements of Assets and Liabilities at its fair value, with changes in fair value recognized in net change in unrealized appreciation (deprecation).

The following table presents the effect of hedging derivative instruments on the Consolidated Statements of Operations and the total amounts for the respective line items affected:

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
(Losses) gains on fair value hedging relationship:
Interest rate swap contract:
Interest expense recognized on derivative	$(1,017)	$(1,081)
Losses recognized on derivative	(1,128)	(1,552)
Gains recognized on hedged item	844	1,175
Net expense recognized on fair value hedge	$(1,301)	$(1,458)
The following table summarizes the carrying value of the Company's hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, as of June 30, 2024.

Description	Carrying Value	Cumulative Amount of Basis Adjustment
6.875% Unsecured Notes	$295,974	$1,175
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
The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on June 30, 2024 was $(1,552), for which Morgan Stanley Bank N.A. had posted collateral of $1,650. The Company does not have any derivatives that are not designated as hedging instruments.
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
As of June 30, 2024 and December 31, 2023, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of June 30, 2024 and December 31, 2023, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and $150,000 and $150,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

The following table summarizes the Company’s SBA-guaranteed debentures as of June 30, 2024:

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$2,021	$2,021	$4,041	$4,019
Amortization of financing costs	$250	$250	$500	$497
Weighted average interest rate	2.7%	2.7%	2.7%	2.7%
Effective interest rate	3.0%	3.0%	3.0%	3.0%
Average debt outstanding	$300,000	$300,000	$300,000	$300,000

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2024, the Company had unfunded commitments on revolving credit facilities of $140,654, no outstanding bridge financing commitments and other future funding commitments of $137,627. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $112,803, no outstanding bridge financing commitments and other future funding commitments of $43,948. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility, the Unsecured Management Company Revolver and the NMNLC Credit Facility II as of June 30, 2024 and December 31, 2023. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2024 and December 31, 2023, the Company had commitment letters to purchase investments in the aggregate par amount of $13,958 and $11,105, respectively, which could require funding in the future.

Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and six months ended June 30, 2024:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	(Losses) Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2023	102,558,859	$1,026	$1,331,269	$150,407	$(100,015)	$(62,736)	$1,319,951	$11,772	$1,331,723
Issuances of common stock	3,730,434	37	47,882	—	—	—	47,919	—	47,919
Offering costs	—	—	(81)	—	—	—	(81)	—	(81)
Distributions declared	—	—	—	(38,265)	—	—	(38,265)	(197)	(38,462)
Net increase (decrease) in net assets resulting from operations	—	—	—	37,325	(11,830)	1,913	27,408	676	28,084
Net assets at March 31, 2024	106,289,293	$1,063	$1,379,070	$149,467	$(111,845)	$(60,823)	$1,356,932	$12,251	$1,369,183
Issuances of common stock	1,562,122	16	19,756	—	—	—	19,772	—	19,772
Offering costs	—	—	(388)	—	—	—	(388)	—	(388)
Distributions declared	—	—	—	(36,669)	—	—	(36,669)	(165)	(36,834)
Net increase (decrease) in net assets resulting from operations	—	—	—	38,200	(31,166)	27,437	34,471	313	34,784
Net assets at June 30, 2024	107,851,415	$1,079	$1,398,438	$150,998	$(143,011)	$(33,386)	$1,374,118	$12,399	$1,386,517

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
On November 3, 2021, the Company entered into an equity distribution agreement, as amended on May 18, 2023, August 23, 2023 and June 27, 2024 (the “Distribution Agreement”), with B. Riley Securities, Inc. and Raymond James & Associates, Inc. (collectively, the “Agents”). The Distribution Agreement originally provided that the Company may issue and sell its shares from time to time through the Agents, up to $250,000 worth of its common stock by means of at-the-market ("ATM") offerings. As of the most recent amendment on June 27, 2024, the Company increased the maximum amount of shares to be sold through the ATM program from $250,000 to $400,000.
For the three and six months ended June 30, 2024, the Company sold 1,562,122 and 5,292,556 shares, respectively, of common stock under the Distribution Agreement. For the three and six months ended June 30, 2024, the Company received total accumulated net proceeds of approximately $19,772 and $67,691, respectively, including $5 and $12, respectively, of offering expenses, from these sales. For the three and six months ended June 30, 2023, the Company did not sell any shares of common stock under the Distribution Agreement.
The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of June 30, 2024, shares representing approximately $257,991 of its common stock remain available for issuance and sale under the Distribution Agreement.

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Earnings per share—basic
Numerator for basic earnings per share:	$34,471	$34,830	$61,879	$79,403
Denominator for basic weighted average share:	106,891,784	100,937,026	105,276,077	100,937,026
Basic earnings per share:	$0.32	$0.35	$0.59	$0.79
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$34,471	$34,830	$61,879	$79,403
Adjustment for interest on Convertible Notes and incentive fees, net	3,900	5,243	7,800	9,757
Numerator for diluted earnings per share:	$38,371	$40,073	$69,679	$89,160
Denominator for basic weighted average share	106,891,784	100,937,026	105,276,077	100,937,026
Adjustment for dilutive effect of Convertible Notes	18,867,985	26,079,884	18,825,547	24,376,608
Denominator for diluted weighted average share	125,759,769	127,016,910	124,101,624	125,313,634
Diluted earnings per share:	$0.31	$0.32	$0.56	$0.71

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and six months ended June 30, 2024 and June 30, 2023, there was no anti-dilution.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended
	June 30, 2024	June 30, 2023
Per share data(1):
Net asset value, January 1, 2024 and January 1, 2023, respectively	$12.87	$13.02
Net investment income	0.72	0.77
Net realized and unrealized (losses) gains(2)	(0.15)	0.02
Total net increase	0.57	0.79
Distributions declared to stockholders from net investment income	(0.70)	(0.67)
Net asset value, June 30, 2024 and June 30, 2023, respectively	$12.74	$13.14
Per share market value, June 30, 2024 and June 30, 2023, respectively	$12.24	$12.44
Total return based on market value(3)	1.71%	6.04%
Total return based on net asset value(4)	4.50%	6.09%
Shares outstanding at end of period	107,851,415	100,937,026
Average weighted shares outstanding for the period	105,276,077	100,937,026
Average net assets for the period	$1,349,273	1,320,680
Ratio to average net assets(5):
Net investment income	11.26%	11.88%
Total expenses, before waivers/reimbursements	16.53%	16.99%
Total expenses, net of waivers/reimbursements	16.26%	16.66%
Average debt outstanding—Unsecured Notes	$661,305	$455,091
Average debt outstanding—Holdings Credit Facility	343,570	623,325
Average debt outstanding—SBA-guaranteed debentures	300,000	300,000
Average debt outstanding—Convertible Notes	260,000	352,949
Average debt outstanding—DB Credit Facility	183,547	186,400
Average debt outstanding—NMFC Credit Facility(6)	49,430	85,148
Average debt outstanding—NMNLC Credit Facility II	2,438	2,678
Asset coverage ratio(7)	182.80%	181.68%
Portfolio turnover	14.94%	3.84%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).
(2)Includes the accretive effect of common stock issuances per share, which for the six months ended June 30, 2024 and June 30, 2023, were $(0.02) and $0.00, respectively
(3)Total return is calculated assuming a purchase of common stock at the opening of the first day of the year and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return does not reflect sales load.
(4)Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. Total return does not reflect sales load.
(5)Interim periods are annualized.
(6)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2024 and June 30, 2023, the Company had borrowings denominated in GBP of £26,650 and £22,850, respectively, and borrowings denominated in EUR of €17,400 and €700, respectively, that have been converted to U.S. dollars.

(7)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.
Note 13. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended June 30, 2024. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
Note 14. Subsequent Events
On July 23, 2024, the Company’s board of directors declared a regular third quarter 2024 distribution of $0.32 per share and a supplemental distribution related to second quarter earnings of $0.02 per share, each payable on September 30, 2024 to holders of record as of September 16, 2024.
On July 3, 2024, the Company entered into Amendment No. 7 to the Credit and Security Agreement by and among SLP III, as borrower, the Company, as collateral manager, the lenders from time to time parties thereto and Citibank, N.A., as lender and administrative agent (the "Seventh Amendment"), which amended SLP III's revolving credit facility, to, among other things, (i) extend the Facility Maturity Date (as defined in the Seventh Amendment), (ii) extend the Reinvestment Period (as defined in the Seventh Amendment) from July 8, 2024 to July 8, 2027, and (iii) increase the Facility Amount (as defined in the Seventh Amendment) from $525,000 to $600,000.
On July 29, 2024, the Company entered into Amendment No. 11 to the Loan and Security Agreement (the "Eleventh Amendment"), which amended the Third Amended and Restated Loan and Security Agreement, dated as of October 24, 2017 (together with the exhibits and schedules thereto, the "Holdings Credit Facility"), by and among the Company, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent, the lenders party thereto and Wells Fargo, as the collateral custodian. The Eleventh Amendment amended the Holdings Credit Facility to, among other things, modify (i) the applicable spread used to determine the per annum interest rate payable under the Holdings Credit Facility and (ii) the calculation of the Non-Usage Fee Rate (as defined in the Eleventh Amendment) that may be payable by the Company at various points during the term of the Holdings Credit Facility.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the "Company"), including the consolidated schedule of investments, as of June 30, 2024, and the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2024 and 2023, the consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our review we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 31, 2024

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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through June 30, 2024, we have raised approximately $1,034.6 million in net proceeds from additional offerings of our common stock.
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations.
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
Similar to us, the investment objective of SBIC I and SBIC II is to generate current income and capital appreciation under the investment criteria we use. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of June 30, 2024, our top five industry concentrations were software, business services, healthcare, investment funds (which includes our investments in our joint ventures) and consumer services.
As of June 30, 2024, our net asset value was approximately $1,374.1 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $3,213.8 million in 122 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 11.1% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 10.1%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use Sterling Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On July 23, 2024, our board of directors declared a third quarter 2024 distribution of $0.32 per share and a supplemental distribution related to second quarter earnings of $0.02 per share, each payable on September 30, 2024 to holders of record as of September 16, 2024.
On July 3, 2024, we entered into Amendment No. 7 to the Credit and Security Agreement by and among NMFC Senior Loan Program III LLC ("SLP III") as borrower, NMFC, as collateral manager, the lenders from time to time parties thereto, and Citibank, N.A., as lender and administrative agent (the "Seventh Amendment"), which amended SLP III's revolving credit facility, to, among other things, (i) extend the Facility Maturity Date (as defined in the Seventh Amendment), (ii) extend the Reinvestment Period (as defined in the Seventh Amendment) from July 8, 2024 to July 8, 2027, and (iii) increase the Facility Amount (as defined in the Seventh Amendment) from $525.0 million to $600.0 million.
On July 29, 2024, we entered into Amendment No. 11 to the Loan and Security Agreement (the "Eleventh Amendment"), which amended the Third Amended and Restated Loan and Security Agreement, dated as of October 24, 2017 (together with the exhibits and schedules thereto, the "Holdings Credit Facility"), by and among NMFC, as the collateral manager, NMF Holdings, as the borrower, Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent, the lenders party thereto and Wells Fargo, as the collateral custodian. The Eleventh Amendment amended the Holdings Credit Facility to, among other things, modify (i) the applicable spread used to determine the per annum interest rate payable under the Holdings Credit Facility and (ii) the calculation of the Non-Usage Fee Rate (as defined in the Eleventh Amendment) that may be payable by us at various points during the term of the Holdings Credit Facility.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2024.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2024.
NMFC Senior Loan Program III LLC
NMFC Senior Loan Program III LLC ("SLP III") was formed as a Delaware limited liability company and commenced operations on April 25, 2018. SLP III is structured as a private joint venture investment fund between us and SkyKnight Income II, LLC (“SkyKnight II”) and operates under a limited liability company agreement (the "SLP III Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP III, which has equal representation from us and SkyKnight II. SLP III has a five year investment period and will continue in existence until July 8, 2029. On July 3, 2024, the investment period was extended until July 8, 2027. The investment period may be extended for up to one year pursuant to certain terms of the SLP III Agreement.
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of June 30, 2024, we and SkyKnight II have committed and contributed $140.0 million and $35.0 million, respectively, of equity to SLP III. As of July 5, 2024, we and SkyKnight II have committed an additional $20.0 million and $5.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of June 30, 2024 and December 31, 2023.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A. As of the amendment on July 3, 2024, the maturity date of SLP III's revolving credit facility was extended from January 8, 2026 to January 8, 2029, and the reinvestment period was extended from July 8, 2026 to July 8, 2027. As of the amendment on July 3, 2024, during the reinvestment period, the credit facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.65%, and after the reinvestment period it will bear interest at a rate of SOFR plus 1.95%. From June 23, 2023 to July 3, 2024, during the reinvestment period, the credit facility bore interest at a rate of SOFR plus 1.80%, and after the reinvestment period it bore interest at a rate of SOFR plus 2.10%. Prior to the amendment on June 23, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum during the reinvestment period and LIBOR plus 1.90% per annum after the reinvestment period. As of June 30, 2024, SLP III's revolving credit facility has a maximum borrowing capacity of $525.0 million. As of the amendment on July 3, 2024, SLP III's revolving credit facility has a maximum borrowing capacity of $600.0 million. As of June 30, 2024 and December 31, 2023, SLP III had total investments with an aggregate fair value of approximately $681.4 million and $636.6 million, respectively, and debt outstanding under its credit facility of $492.4 million and $453.2 million, respectively. As of June 30, 2024 and December 31, 2023, none of SLP III's investments were on non-accrual. Additionally, as of June 30, 2024 and December 31, 2023, SLP III had unfunded commitments in the form of delayed draws of $1.0 million and $1.1 million, respectively.
Below is a summary of SLP III's portfolio as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
First lien investments (1)	$694,694	$657,208
Weighted average interest rate on first lien investments (2)	9.59%	9.79%
Number of portfolio companies in SLP III	89	87
Largest portfolio company investment (1)	$29,640	$17,883
Total of five largest portfolio company investments (1)	$94,870	$79,458

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP III's portfolio as of June 30, 2024 and December 31, 2023 and additional information on certain summarized financial information for SLP III as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and June 30, 2023.

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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of June 30, 2024, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of June 30, 2024 and December 31, 2023.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on March 27, 2029. As of the amendment on March 27, 2024, the facility bears interest at a rate of SOFR plus 1.90%. From April 28, 2023 to March 27, 2024, the facility bore interest at a rate of SOFR plus 1.70%. Prior to the amendment on April 28, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum. As of June 30, 2024 and December 31, 2023, SLP IV had total investments with an aggregate fair value of approximately $491.8 million and $467.9 million, respectively, and debt outstanding under its credit facility of $344.9 million and $306.5 million, respectively. As of June 30, 2024 and December 31, 2023, none of SLP IV’s investments were on non-accrual. Additionally, as of June 30, 2024 and December 31, 2023, SLP IV had unfunded commitments in the form of delayed draws of $0.8 million and $0.8 million, respectively.
Below is a summary of SLP IV's consolidated portfolio as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
First lien investments (1)	$502,983	$482,776
Weighted average interest rate on first lien investments (2)	9.62%	9.81%
Number of portfolio companies in SLP IV	82	78
Largest portfolio company investment (1)	$19,760	$17,400
Total of five largest portfolio company investments (1)	$71,969	$67,838

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2024 and December 31, 2023 and additional information on certain summarized financial information for SLP IV as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and June 30, 2023.

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of June 30, 2024.
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

Below is certain summarized property information for NMNLC as of June 30, 2024:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2024
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$103,289
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	10,544
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,754
					$123,587

Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2024 and December 31, 2023, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $13.5 million and $16.5 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of June 30, 2024 and December 31, 2023, the SPP Agreement had a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $6.5 million and $8.0 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.

Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2024 we recognized PIK and non-cash interest from investments of approximately $9.0 million and $18.7 million, respectively, and PIK and non-cash dividends from investments of approximately $7.7 million and $15.2 million, respectively. For the three and six months ended June 30, 2023, we recognized PIK and non-cash interest from investments of approximately $7.9 million and $16.9 million, respectively, and PIK and non-cash dividends from investments of approximately $6.7 million and $13.2 million, respectively.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Rating of our portfolio companies as of June 30, 2024:

(in millions)	As of June 30, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$3,078.3	95.1%	$3,130.3	97.0%
Yellow	87.0	2.7%	58.2	1.8%
Orange	59.4	1.8%	35.8	1.1%
Red	12.9	0.4%	3.0	0.1%
Total	$3,237.6	100.0%	$3,227.3	100.0%
As of June 30, 2024, all investments in our portfolio had a Green Risk Rating with the exception of four portfolio companies that had a Yellow Risk Rating, five portfolio companies that had an Orange Risk Rating and one portfolio company that had a Red Risk Rating.
During the second quarter of 2022, we placed our second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of June 30, 2024, our second lien position in National HME had an aggregate cost basis of $7.9 million, an aggregate fair value of $3.0 million and total unearned interest income of $0.5 million and $1.0 million, respectively, for the three and six months then ended. As of June 30, 2024, our investment in National HME had a Red Risk Rating.
As of June 30, 2024, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $31.4 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $13.5 million of our first lien term loans on non-accrual status. During the third quarter of 2023, we placed the remaining aggregate principal amount of $17.9 million of our first lien term loans on non-accrual status. As of June 30, 2024, our positions in AAC on non-accrual status had an aggregate cost basis of $31.4 million, an aggregate fair value of $20.0 million and total unearned interest income of $1.2 million and $2.4 million, for the three and six months then ended. As of June 30, 2024, our investment in AAC had an Orange Risk Rating.
During the first quarter of 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of June 30, 2024, our junior preferred shares of UniTek had an aggregate cost basis of $34.4 million, an aggregate fair value of $0 and total unearned dividend income of $2.1 million and $4.2 million, respectively, for the three and six months then ended. During the third quarter of 2021, we placed an aggregate principal amount of $19.8 million of our investment in our senior preferred shares of UniTek on non-accrual status. As of June 30, 2024, our senior preferred shares of UniTek had an aggregate cost basis of $19.8 million, an aggregate fair value of approximately $4.6 million and total unearned dividend income of approximately $1.6 million and $3.2 million, respectively, for the three and six months then ended. As of June 30, 2024, our investment in UniTek had a Green Risk Rating.
During the second quarter of 2024, we placed our investment in our junior preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. As of June 30, 2024, our junior preferred shares in Transcendia had an aggregate cost basis of $2.6 million, an aggregate fair value of $2.6 million and total unearned income of $0.0 million and $0.0 million, respectively, for the three and six months then ended. As of June 30, 2024, our investment in Transcendia had a Green Risk Rating.
During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual. As of June 30, 2024, our investment in this security had a Yellow Risk Rating and had an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $13.5 million.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $3,213.8 million in 122 portfolio companies at June 30, 2024 and approximately $3,011.3 million in 110 portfolio companies at December 31, 2023.

The following table shows our portfolio and investment activity for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended
(in millions)	June 30, 2024	June 30, 2023
New investments in 55 and 31 portfolio companies, respectively	$630.2	$124.6
Debt repayments in existing portfolio companies	445.2	36.0
Sales of securities in 2 and 8 portfolio companies, respectively	9.3	166.2
Change in unrealized appreciation on 68 and 68 portfolio companies, respectively	77.9	59.6
Change in unrealized depreciation on 55 and 38 portfolio companies, respectively	(44.4)	(61.1)
Recent Accounting Standards Updates
See Item 1.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended June 30, 2024 and June 30, 2023
Revenue

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Total interest income	$68,373	$74,442
Total dividend income	22,365	18,926
Other income	3,850	2,124
Total investment income	$94,588	$95,492
Our total investment income decreased by approximately $0.9 million, or 1%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. For the three months ended June 30, 2024, total investment income of approximately $94.6 million consisted of approximately $56.9 million in cash interest from investments, approximately $9.0 million in PIK and non-cash interest from investments, approximately $0.3 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $2.3 million, approximately $14.4 million in cash dividends from investments, approximately $7.8 million in PIK and non-cash dividends from investments and approximately $3.9 million in other income. The decrease in interest income of approximately $6.1 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to lower leverage, resulting in a smaller invested asset base, along with slightly lower yields on the portfolio. The increase in dividend income of approximately $3.4 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily driven by an increase in PIK dividends and a cash distribution related to our ordinary shares in OA Topco, L.P. Other income during the three months ended June 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 29 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Management fee	$11,351	$11,577
Less: management fee waiver	(861)	(1,096)
Total management fee	10,490	10,481
Incentive fee	9,550	9,982
Interest and other financing expenses	33,113	31,700
Professional fees	1,127	1,003
Administrative expenses	1,108	953
Other general and administrative expenses	527	513
Total expenses	55,915	54,632
Income tax expense	234	932
Net expenses after income taxes	$56,149	$55,564

Our total net operating expenses increased by approximately $0.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Our incentive fee decreased by approximately $0.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Our management fee, net of a management fee waiver, remained relatively flat for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Interest and other financing expenses increased by approximately $1.4 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 as a result of an increase in our cost of borrowings due to higher SOFR rates on our floating rate facilities, our 8.250% Unsecured Notes, issued on November 13, 2023, our 6.875% Unsecured Notes, issued on February 1, 2024 and a higher drawn balance on our NMFC Credit Facility, partially offset by the repayment of our 2019A Unsecured Notes on February 5, 2024, the repayment of our 2018 Convertible Notes on August 15, 2023 and a lower drawn balance on our Holdings Credit Facility. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Net realized (losses) gains on investments	$(31,166)	$2,566
Net realized gains on foreign currency	—	1
Net change in unrealized appreciation (depreciation) of investments	30,512	(7,313)
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	(3,000)	(39)
Net change in unrealized appreciation on foreign currency	129	29
Provision for taxes	(130)	(94)
Net realized and unrealized (losses)	$(3,655)	$(4,850)
Our net realized losses and unrealized gains and losses resulted in a net loss of approximately $3.7 million for the three months ended June 30, 2024 compared to net realized gains and unrealized losses resulting in a net loss of approximately $4.9 million for the same period in 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2024 was primarily driven by realized losses in New Trojan Parent, Inc. and Transcendia and unrealized depreciation in TVG-Edmentum Holdings, LLC, PPVA Fund, L.P. and Black Elk, partially offset by realized gains in Haven Midstream Holdings LLC and unrealized appreciation in New Permian Holdco, Inc., OA Topco, L.P. and UniTek. The provision for income taxes was attributable to equity investments that are held as of June 30, 2024 in eight of our corporate subsidiaries. The net loss for the three months ended June 30, 2023 was primarily driven by realized losses in ADG, LLC and unrealized losses in Ansira Holdings, Inc., New Trojan Parent, Inc. and American Achievement Corporation, partially offset by realized gains in Haven Midstream Holdings LLC and unrealized gains in MED Parentco, LP, CentralSquare Technologies, LLC, Integro Parent Inc.

and KAMC Holdings, Inc. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Total investment income	$94,588	$95,492
Net expenses after income taxes	56,149	55,564
Net investment income	38,439	39,928
Less: Net investment income related to non-controlling interest in NMNLC	239	250
Net investment income related to NMFC	$38,200	$39,678

Net change in realized (losses) gains on investments	(31,166)	2,566
Net change in realized gains on foreign currency	—	1
Less: Net change in realized gains on investments related to non-controlling interest in NMNLC	—	—
Net change in realized (losses) gains of investments related to NMFC	$(31,166)	$2,567

Net change in unrealized appreciation (depreciation) of investments	30,512	(7,313)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(3,000)	(39)
Net change in unrealized appreciation on foreign currency	129	29
Provision for taxes	(130)	(94)
Less: Net change in unrealized appreciation (depreciation) of investments related to non-controlling interest in NMNLC	74	(2)
Net change in unrealized appreciation (depreciation) of investments related to NMFC	$27,437	$(7,415)

Results of Operations for the Six Months Ended June 30, 2024 and June 30, 2023
Revenue

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Total interest income	$135,993	$145,676
Total dividend income	42,765	36,469
Other income	6,386	5,300
Total investment income	$185,144	$187,445
Our total investment income decreased by approximately $2.3 million, or 1%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, total investment income of approximately $185.1 million consisted of approximately $112.9 million in cash interest from investments, approximately $18.7 million in PIK and non-cash interest from investments, approximately $0.5 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $4.0 million, approximately $27.4 million in cash dividends from investments, approximately $15.2 million in PIK and non-cash dividends from investments and approximately $6.4 million in other income. The decrease in interest income of approximately $9.7 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to lower leverage, resulting in a smaller invested asset base, along with slightly lower yields on the portfolio. The increase in dividend income of approximately $6.3 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily driven by an increase in PIK dividends, an increase in cash dividends from our investments in SLP III and SLP IV and a cash distribution from our common shares investment in OA Topco, L.P. Other income during the six months ended June 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 46 different portfolio companies.

Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Management fee	$22,348	$23,215
Less: management fee waiver	(1,762)	(2,159)
Total management fee	20,586	21,056
Incentive fee	18,939	19,579
Interest and other financing expenses	64,129	62,496
Professional fees	2,194	1,968
Administrative expenses	2,076	2,001
Other general and administrative expenses	992	1,001
Total expenses	108,916	108,101
Income tax expense	235	1,028
Net expenses after income taxes	$109,151	$109,129

Our total net operating expenses remained relatively flat for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Our management fee, net of a management fee waiver, decreased by approximately $0.5 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to a decrease in average gross assets. Our incentive fee decreased by approximately $0.6 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease in incentive fees was attributable to a decrease in net investment income. Interest and other financing expenses increased by approximately $1.6 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 as a result of an increase in our cost of borrowings due to higher SOFR rates on our floating rate facilities, our 8.250% Unsecured Notes, issued on November 13, 2023, our 6.875% Unsecured Notes, issued on February 1, 2024 and a higher drawn balance on our NMFC Credit Facility, partially offset by the repayment of our 2019A Unsecured Notes on February 5, 2024, the repayment of our 2018 Convertible Notes on August 15, 2023 and a lower drawn balance on our Holdings Credit Facility. Our total professional fees, administrative expenses and total other general and administrative expenses for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Net realized (losses) gains on investments	$(42,993)	$3,231
Net realized gains on foreign currency	—	13
Net change in unrealized appreciation (depreciation) of investments	33,529	(1,461)
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	(3,000)	(39)
Net change in unrealized appreciation on foreign currency	106	55
Provision for taxes	(767)	(225)
Net realized and unrealized (losses) gains	$(13,125)	$1,574
Our net realized losses and unrealized gains and losses resulted in a net loss of approximately $13.1 million for the six months ended June 30, 2024 compared to net realized gains and unrealized losses resulting in a net gain of approximately $1.6 million for the same period in 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the six months ended June 30, 2024 was primarily driven by realized losses in New Trojan Parent, Inc., TMK Hawk Parent, Corp., and Transcendia and unrealized depreciation in TVG-Edmentum Holdings, LLC, New Benevis Topco, LLC, PPVA Fund, L.P. and Black Elk, partially offset by realized gains in Haven Midstream Holdings LLC and unrealized appreciation in NM GP Holdco, LLC, UniTek, CentralSquare Technologies, LLC and New Permian Holdco, Inc. The provision for income taxes was attributable to equity investments that are held as of June 30, 2024 in eight of our corporate subsidiaries. The net gain for the six months ended

June 30, 2023 was primarily driven by realized gains in Haven Midstream Holdings LLC and unrealized gains in UniTek, partially offset by realized losses in National HME and ADG, LLC and unrealized losses in Ansira Holding, Inc. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Total investment income	$185,144	$187,445
Net expenses after income taxes	109,151	109,129
Net investment income	75,993	78,316
Less: Net investment income related to non-controlling interest in NMNLC	468	525
Net investment income related to NMFC	$75,525	$77,791

Net change in realized (losses) gains on investments	(42,993)	3,231
Net change in realized gains on foreign currency	—	13
Less: Net change in realized gains on investments related to non-controlling interest in NMNLC	3	—
Net change in realized (losses) gains of investments related to NMFC	$(42,996)	$3,244

Net change in unrealized appreciation (depreciation) of investments	33,529	(1,461)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(3,000)	(39)
Net change in unrealized appreciation on foreign currency	106	55
Provision for taxes	(767)	(225)
Less: Net change in unrealized appreciation (depreciation) of investments related to non-controlling interest in NMNLC	518	(38)
Net change in unrealized appreciation (depreciation) of investments related to NMFC	$29,350	$(1,632)
Liquidity, Capital Resources, Off-Balance Sheet Arrangements and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through June 30, 2024, we have raised approximately $1,034.6 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0% as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude the SBA-guaranteed debentures held by SBIC I and SBIC II from the 150.0% asset coverage ratio that we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes and certain of the Unsecured Notes (as defined in Item 1— Financial Statements—Note 7. Borrowings) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of June 30, 2024, our asset coverage ratio was 182.8%.

As of June 30, 2024 and December 31, 2023, our borrowings consisted of the 2019A Unsecured Notes (repaid on February 5, 2024), 2021A Unsecured Notes, 2022A Unsecured Notes, 8.250% Unsecured Notes, 6.875% Unsecured Notes (issued on February 1, 2024), SBA-guaranteed debentures, Holding Credit Facility, 2022 Convertible Notes, DB Credit Facility, NMFC Credit Facility, NMNLC Credit Facility II and Unsecured Management Company Revolver. See Item 1—Financial Statements —Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information.
At June 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $119.6 million and $70.1 million, respectively. Our cash (used in) provided by operating activities during the six months ended June 30, 2024 and June 30, 2023 was approximately $(91.6) million and $119.9 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
On November 3, 2021, we entered into an equity distribution agreement, as amended on May 18, 2023, August 23, 2023 and June 27, 2024 (the “Distribution Agreement”) with B. Riley Securities, Inc. and Raymond James & Associates, Inc. (collectively, the “Agents”). The Distribution Agreement originally provided that we may issue and sell our shares from time to time through the Agents, up to $250.0 million worth of our common stock by means of at-the-market ("ATM") offerings. As of the amendment on June 27, 2024, we increased the maximum amount of shares to be sold through the ATM program from $250.0 million to $400.0 million.
For the three and six months ended June 30, 2024, we sold 1,562,122 and 5,292,556 shares, respectively, of common stock, under the Distribution Agreement and received total accumulated net proceeds of approximately $19.8 million and $67.7 million, respectively, including $0.0 million and $0.0 million of offering expenses, from these sales. For the three and six months ended June 30, 2023, we did not sell any shares of common stock under the Distribution Agreement.
We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of June 30, 2024, shares representing approximately $258.0 million of our common stock remain available for issuance and sale under the Distribution Agreement.
Off-Balance Sheet Agreements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $278.3 million and $156.8 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2024 and December 31, 2023, we had commitment letters to purchase investments in an aggregate par amount of $14.0 million and $11.1 million, respectively. As of June 30, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2024 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes(1)	$690.0	$—	$275.0	$415.0	$—
Holdings Credit Facility(2)	386.6	—	—	386.6	—
SBA-guaranteed debentures(3)	300.0	37.5	84.2	43.3	135.0
2022 Convertible Notes(4)	260.0	—	260.0	—	—
DB Credit Facility(5)	182.0	—	182.0	—	—
NMFC Credit Facility(6)	141.8	—	141.8	—	—
NMNLC Credit Facility II(7)	2.9	2.9	—	—	—
Total Contractual Obligations	$1,963.3	$40.4	$943.0	$844.9	$135.0

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

(2)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($386.6 million as of June 30, 2024) must be repaid on or before October 26, 2028. As of June 30, 2024, there was approximately $343.4 million of available capacity remaining, subject to borrowing base limitations, under the Holdings Credit Facility.
(3)The SBA-guaranteed debentures held by SBIC I and SBIC II will begin to mature on March 1, 2025.
(4)The 2022 Convertible Notes will mature on October 15, 2025 unless earlier converted or purchased at the holder's option or redeemed by us.
(5)Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($182.0 million as of June 30, 2024) must be repaid on or before March 25, 2027. As of June 30, 2024, there was approximately $98.0 million of available capacity remaining, subject to borrowing base limitations, under the DB Credit Facility.
(6)Under the terms of the $198.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($141.8 million, which included £26.7 million denominated in GBP and €17.4 million denominated in EUR that have been converted to U.S. dollars as of June 30, 2024) must be repaid on or before June 4, 2026. As of June 30, 2024, there was approximately $56.7 million of available capacity remaining, subject to borrowing base limitations, under the NMFC Credit Facility.
(7)Under the terms of the NMNLC Credit Facility II, all outstanding borrowings under that facility must be repaid on or before November 1, 2024. As of June 30, 2024, the outstanding borrowings under the NMNLC Credit Facility II for all borrowers was $25.5 million, of which $2.9 million was outstanding for NMNLC.

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

Distributions and Dividends
Distributions declared and paid to stockholders for the six months ended June 30, 2024 totaled approximately $74.9 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recently completed fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2024
Second Quarter	April 18, 2024	June 14, 2024	June 28, 2024	$0.34	(2)
First Quarter	January 30, 2024	March 15, 2024	March 29, 2024	0.36	(3)
				$0.70
December 31, 2023
Fourth Quarter	December 8, 2023	December 22, 2023	December 29, 2023	$0.10	(4)
Fourth Quarter	October 24, 2023	December 15, 2023	December 29, 2023	0.36	(5)
Third Quarter	July 27, 2023	September 15, 2023	September 29, 2023	0.36	(6)
Second Quarter	April 25, 2023	June 16, 2023	June 30, 2023	0.35	(7)
First Quarter	January 24, 2023	March 17, 2023	March 31, 2023	0.32
				$1.49
December 31, 2022
Fourth Quarter	November 2, 2022	December 16, 2022	December 30, 2022	$0.32
Third Quarter	August 3, 2022	September 16, 2022	September 30, 2022	0.30
Second Quarter	May 3, 2022	June 16, 2022	June 30, 2022	0.30
First Quarter	February 23, 2022	March 17, 2022	March 31, 2022	0.30
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
(2)Includes a regular quarterly distribution of $0.32 per share and a supplemental distribution related to first quarter 2024 earnings of $0.02 per share.
(3)Includes a regular quarterly distribution of $0.32 per share and a supplemental distribution related to fourth quarter 2023 earnings of $0.04 per share.
(4)Special distribution of excess undistributed taxable income, driven primarily from the gain realized on our investment in Haven Midstream Holdings LLC.
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
We maintain an "opt out" dividend reinvestment plan on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of our common stock, unless the stockholder elects to receive cash. See Item 1— Financial Statements—Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for additional details regarding our dividend reinvestment plan.

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
•We have entered into a fee waiver agreement (the "Fee Waiver Agreement") with the Investment Adviser, pursuant to which the Investment Adviser agreed to voluntarily reduce the base management fees payable to the Investment Adviser by us under the Investment Management Agreement beginning with the quarter ended March 31, 2021 through the quarter ending December 31, 2024. See Item 1— Financial Statements—Note 5. Agreements in this Quarterly Report on Form 10-Q for details.
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2024 approximately $0.6 million and $1.2 million, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of June 30, 2024, approximately $0.6 million of indirect administrative expenses were included in payable to affiliates. For the three and six months ended June 30, 2024, the reimbursement to the Administrator represented approximately 0.02% and 0.03%, respectively, of our gross assets.
•We, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant us, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the name "New Mountain" and "New Mountain Finance", as well as the NMF logo.
In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors, which is available on our website at www.newmountainfinance.com. These officers and directors also remain subject to the duties imposed by the 1940 Act and the Delaware General Corporation Law.
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
On March 30, 2020, we entered into the Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $30.0 million maximum amount of revolver borrowings available and a maturity date of December 31, 2022. On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. On December 17, 2021, we entered into Amendment No. 1 to the Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which lowered the interest rate and extended the maturity date from December 31, 2022 to December 31, 2024. On October 31, 2023, we entered into the Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amount of revolving borrowings thereunder from $50.0 million to $100.0 million, extended the maturity date from December 31, 2024 to December 31, 2027 and changed the interest rate to the Applicable Federal Rate. Refer to Item 1 — Financial Statements — Note 7. Borrowings for discussion of the Unsecured Management Company Revolver.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been raising interest rates. The Federal Reserve left its benchmark rates steady in the first quarter of 2024, and it has indicated that any cuts to benchmark rates in the future will depend on better inflation reports. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA or SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2024, certain of the loans held in our portfolio had floating SOFR, SONIA, EURIBOR or Prime interest rates. As of June 30, 2024, approximately 84.34% of our investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR, SONIA or EURIBOR floor (includes investments bearing prime interest rate contracts) and approximately 15.66% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR, SONIA or EURIBOR rates.
The following table estimates the potential changes in interest income, net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2024. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our credit facilities, we use the outstanding balance as of June 30, 2024. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(1.78)%
Base Interest Rate	—%
+100 Basis Points	7.10%
+200 Basis Points	14.20%
+300 Basis Points	21.30%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of June 30, 2024. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, other than those set forth below:
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the three and six months ended June 30, 2024.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the six months ended June 30, 2024, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 297,056 shares of our common stock for approximately $3.8 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the six months ended June 30, 2024.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2024	161,815	$12.86	—	$—
February 2024	—	—	—	—
March 2024	—	—	—	—
April 2024	135,241	12.63	—	—
May 2024	—	—	—	—
June 2024	—	—	—	—
Total	297,056	$12.75	—	$—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated, to repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 8, 2023, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2024 or until $50.0 million of outstanding shares of common stock have been repurchased. To date, approximately $2.9 million of common stock has been repurchased by us under the Repurchase Program. We did not repurchase any shares of our common stock under the Repurchase Program during the three and six months ended June 30, 2024.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)Item 1.01 Entry into a Material Definitive Agreement
On July 29, 2024, we entered into Amendment No. 11 to the Loan and Security Agreement (the "Eleventh     Amendment"), which amended the Third Amended and Restated Loan and Security Agreement, dated as of October 24, 2017 (together with the exhibits and schedules thereto, the "Holdings Credit Facility"), by and among by and among the Company, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent, the lenders party thereto and Wells Fargo, as the collateral custodian. The Eleventh Amendment amended the Holdings Credit Facility to, among other things, modify (i) the applicable spread used to determine the per annum interest rate payable under the Holdings Credit Facility and (ii) the calculation of the Non-Usage Fee Rate (as defined in the Eleventh Amendment) that may be payable by the Company at various points during the term of the Holdings Credit Facility.

The description above is qualified in its entirety by reference to the copy of the Eleventh Amendment, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
    The disclosure set forth above under Item 1.01 is incorporated by reference herein.
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

10.1
Amendment No. 2 to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 5, 2024, among New Mountain Finance Corporation, as borrower, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and syndication agent*

10.2
Amendment No.3, dated June 27, 2024, to Equity Distribution Agreement, dated November 3, 2021, between New Mountain Finance Corporation and B. Riley Securities, Inc. and Raymond James & Associates, Inc.(5)

10.3
Amendment No. 7 to the Credit and Security Agreement, dated as of July 3, 2024, by and among NMFC Senior Loan Program III LLC, as borrower, New Mountain Finance Corporation, as collateral manager, the lenders parties thereto, and Citibank, N.A. as lender and administrative agent*

10.4
Amendment No. 11 to the Loan and Security Agreement, dated as of July 29, 2024, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian*

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
(4)Previously filed in connection with New Mountain Finance Corporation's Current Report on Form 8-K filed on April 3, 2019.
(5)Previously filed in connection with New Mountain Finance Corporation's Current Report on Form 8-K filed on June 27, 2024.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2024.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ JOHN R. KLINE
John R. Kline
President, Chief Executive Officer
(Principal Executive Officer) and Director

By:	/s/ KRIS CORBETT
Kris Corbett
Chief Financial Officer and Treasurer (Principal
Financial and Accounting Officer)