Form 10-Q
period 2024-09-30
New Mountain Finance Corp
filed 2024-10-30
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	Shares as of October 30, 2024
Common stock, par value $0.01 per share	107,851,415

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,459,913 and $2,283,490, respectively)	$2,446,773	$2,209,867
Non-controlled/affiliated investments (cost of $121,649 and $107,895, respectively)	113,017	133,659
Controlled investments (cost of $684,751 and $646,823, respectively)	705,481	667,796
Total investments at fair value (cost of $3,266,313 and $3,038,208, respectively)	3,265,271	3,011,322
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	13,500	16,500
Cash and cash equivalents	61,943	70,090
Interest and dividend receivable	45,905	44,107
Derivative asset at fair value	8,320	—
Receivable from affiliates	139	82
Deferred tax asset	—	594
Other assets	19,178	16,519
Total assets	$3,414,256	$3,159,214
Liabilities
Borrowings
Unsecured Notes	$993,577	$506,500
Holdings Credit Facility	407,563	515,063
SBA-guaranteed debentures	300,000	300,000
Convertible Notes	260,120	260,207
NMFC Credit Facility	55,031	36,813
NMNLC Credit Facility II	2,908	2,853
DB Credit Facility	—	186,400
Deferred financing costs (net of accumulated amortization of $61,723 and $54,263, respectively)	(26,229)	(22,387)
Net borrowings	1,992,970	1,785,449
Interest payable	18,485	20,440
Management fee payable	10,730	10,116
Payable to broker	10,370	—
Incentive fee payable	8,821	8,555
Deferred tax liability	1,100	—
Derivative liability at fair value	781	—
Other liabilities	3,420	2,931
Total liabilities	2,046,677	1,827,491
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, and 107,851,415 and 102,558,859 shares issued and outstanding, respectively	1,079	1,026
Paid in capital in excess of par	1,398,395	1,331,269
Accumulated undistributed earnings	(38,178)	(12,344)
Total net assets of New Mountain Finance Corporation	$1,361,296	$1,319,951
Non-controlling interest in New Mountain Net Lease Corporation	6,283	11,772
Total net assets	$1,367,579	$1,331,723
Total liabilities and net assets	$3,414,256	$3,159,214
Number of shares outstanding	107,851,415	102,558,859
Net asset value per share of New Mountain Finance Corporation	$12.62	$12.87
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$61,788	$63,892	$175,608	$189,299
PIK interest income	4,340	4,061	13,460	11,772
Dividend income	185	49	2,762	143
Non-cash dividend income	5,077	4,458	14,558	12,929
Other income	1,454	791	6,345	3,395
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	349	884	1,093	1,576
PIK interest income	971	265	2,680	1,370
Non-cash dividend income	1,593	1,173	4,211	3,417
Other income	63	63	188	189
From controlled investments:
Interest income (excluding PIK interest income)	1,651	1,351	4,395	4,038
PIK interest income	3,739	3,591	11,595	11,665
Dividend income	11,789	11,041	36,812	34,179
Non-cash dividend income	1,649	1,357	4,715	3,879
Other income	679	1,373	2,049	3,943
Total investment income	95,327	94,349	280,471	281,794
Expenses
Interest and other financing expenses	37,661	31,425	101,790	93,921
Management fee	11,700	11,334	34,048	34,549
Incentive fee	8,821	10,169	27,760	29,748
Administrative expenses	1,059	995	3,135	2,996
Professional fees	1,019	850	3,213	2,818
Other general and administrative expenses	531	542	1,523	1,543
Total expenses	60,791	55,315	171,469	165,575
Less: management fee waived (See Note 5)	(970)	(1,013)	(2,732)	(3,172)
Net expenses	59,821	54,302	168,737	162,403
Net investment income before income taxes	35,506	40,047	111,734	119,391
Income tax expense (benefit)	118	(627)	353	401
Net investment income	35,388	40,674	111,381	118,990
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(75)	113	(46,899)	(8,509)
Controlled investments	(456)	4,560	3,375	16,413
Foreign currency	(1,455)	—	(1,455)	13
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	419	12,419	56,474	11,664
Non-controlled/affiliated investments	(7,853)	(14,815)	(34,396)	(14,830)
Controlled investments	(4,260)	(14,483)	(243)	(15,174)
Securities purchased under collateralized agreements to resell	—	—	(3,000)	(39)
New Mountain Net Lease Corporation	1,533	—	1,533	—
Foreign currency	1,690	(60)	1,796	(5)
(Provision) benefit for taxes	(1,037)	291	(1,804)	66
Net realized and unrealized losses	(11,494)	(11,975)	(24,619)	(10,401)
Net increase in net assets resulting from operations	23,894	28,699	86,762	108,589
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(5)	(3)	(994)	(490)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	$23,889	$28,696	$85,768	$108,099
Basic earnings per share	$0.22	$0.28	$0.81	$1.07
Weighted average shares of common stock outstanding - basic (See Note 11)	107,851,415	100,954,898	106,140,789	100,943,049
Diluted earnings per share	$0.22	$0.27	$0.78	$0.98
Weighted average shares of common stock outstanding - diluted (See Note 11)	126,779,819	123,183,269	125,000,872	124,595,709
Distributions declared and paid per share	$0.34	$0.36	$1.04	$1.03
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$35,388	$40,674	$111,381	$118,990
Net realized (losses) gains on investments and foreign currency	(1,986)	4,673	(44,979)	7,917
Net change in unrealized (depreciation) appreciation of investments, foreign currency and New Mountain Net Lease Corporation	(8,471)	(16,939)	25,164	(18,345)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	—	(3,000)	(39)
(Provision) benefit for taxes	(1,037)	291	(1,804)	66
Net increase in net assets resulting from operations	23,894	28,699	86,762	108,589
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation ("NMNLC")	(5)	(3)	(994)	(490)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	23,889	28,696	85,768	108,099
Capital transactions
Net proceeds from shares sold	—	6,625	67,691	6,625
Offering costs	(43)	(66)	(512)	(213)
Distributions declared to stockholders from net investment income	(36,668)	(36,338)	(111,602)	(103,966)
Total net decrease in net assets resulting from capital transactions	(36,711)	(29,779)	(44,423)	(97,554)
Net (decrease) increase in net assets	(12,822)	(1,083)	41,345	10,545
New Mountain Finance Corporation net assets at the beginning of the period	1,374,118	1,326,101	1,319,951	1,314,473
New Mountain Finance Corporation net assets at the end of the period	1,361,296	1,325,018	1,361,296	1,325,018
Non-controlling interest in NMNLC	6,283	11,676	6,283	11,676
Net assets at the end of the period	$1,367,579	$1,336,694	$1,367,579	$1,336,694

Capital share activity
Shares sold	—	502,623	5,292,556	502,623
Net increase in shares outstanding	—	502,623	5,292,556	502,623

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$86,762	$108,589
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized losses (gains) on investments	43,524	(7,904)
Net realized losses (gains) on translation of assets and liabilities in foreign currencies	1,455	(13)
Net change in unrealized (appreciation) depreciation of investments and New Mountain Net Lease Corporation	(23,368)	18,340
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(1,796)	5
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	3,000	39
Amortization of purchase discount	(5,774)	(4,082)
Amortization of deferred financing costs	7,502	5,002
Amortization of premium on Convertible Notes	(87)	(101)
Amortization of discount on 6.875% and 6.200% Unsecured Notes	422	—
Net change due to hedging activity	635	—
Non-cash investment income	(47,921)	(42,456)
(Increase) decrease in operating assets:
Cash paid for purchase of non-controlling interest in New Mountain Net Lease Corporation	(4,666)	—
Cash distribution received for purchase of non-controlling interest in New Mountain Net Lease Corporation	244	—
Purchase of investments and delayed draw facilities	(772,915)	(140,568)
Proceeds from sales and paydowns of investments	557,709	282,741
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	447	110
Cash paid for purchase of drawn portion of revolving credit facilities	(48)	—
Cash paid on drawn revolvers	(29,475)	(20,865)
Cash repayments on drawn revolvers	24,893	24,270
Deferred tax asset	594	—
Interest and dividend receivable	(1,809)	(9,429)
Receivable from affiliates	(57)	—
Other assets	(2,832)	(12,408)
(Decrease) increase in operating liabilities:
Management fee payable	614	(203)
Incentive fee payable	266	3,873
Payable for unsettled securities purchased	—	4,678
Interest payable	(1,953)	3,575
Payable to affiliates	—	178
Deferred tax liability	1,100	(5,697)
Payable to broker	10,370	—
Other liabilities	(20)	(628)
Net cash flows (used in) provided by operating activities	(153,184)	207,046
Cash flows from financing activities
Net proceeds from shares sold	67,691	6,625
Offering costs paid	(336)	(306)
Distributions paid	(111,602)	(103,966)
Proceeds from Holdings Credit Facility	558,400	109,600
Repayment of Holdings Credit Facility	(665,900)	(159,000)
Proceeds from Convertible Notes	—	60,300
Repayment of Convertible Notes	—	(116,816)
Proceeds from Unsecured Notes	594,981	—
Repayment of Unsecured Notes	(116,500)	(140,000)
Proceeds from NMFC Credit Facility	112,386	348,500
Repayment of NMFC Credit Facility	(96,450)	(197,000)
Proceeds from DB Credit Facility	—	8,000
Repayment of DB Credit Facility	(186,400)	(8,000)
Proceeds from NMNLC Credit Facility II	7,710	5,750
Repayment of NMNLC Credit Facility II	(7,655)	(6,677)
Distributions related to non-controlling interest in NMNLC	(528)	(532)
Deferred financing costs paid	(10,832)	(1,450)
Net cash flows provided by (used in) financing activities	144,965	(194,972)
Net (decrease) increase in cash and cash equivalents	(8,219)	12,074
Effect of foreign exchange rate changes on cash and cash equivalents	72	1
Cash and cash equivalents at the beginning of the period	70,090	71,190
Cash and cash equivalents at the end of the period	$61,943	$83,265
Supplemental disclosure of cash flow information
Cash interest paid	$93,432	$84,116
Income taxes paid	142	6,808
Non-cash operating activities:
Non-cash activity on investments	$26,350	$15,772
Non-cash financing activities:
Accrual for offering costs	$159	$104
Accrual for deferred financing costs	708	2

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(14)(15)	SOFR(M)	5.25%	10.22%	12/2021	12/2027	$22,791	$22,630	$22,791
	First lien (3)(13)(15)	SOFR(M)	5.25%	10.20%	12/2021	12/2027	20,270	20,147	20,270
	First lien (4)(15)	SOFR(M)	5.25%	10.20%	01/2022	12/2027	9,624	9,565	9,623
	First lien (4)(15)	SOFR(M)	5.25%	10.22%	12/2021	12/2027	7,394	7,342	7,394
	Subordinated (3)(13)(15)	FIXED(Q)*	11.50%/PIK	11.50%	12/2021	12/2031	15,283	15,145	15,031
	Subordinated (4)(15)	FIXED(Q)*	11.50%/PIK	11.50%	01/2022	12/2031	5,994	5,940	5,895
								80,769	81,004	5.92%
Knockout Intermediate Holdings I Inc.(33)
Kaseya Inc.
Software	First lien (2)(14)(15)	SOFR(Q)	5.50%	10.75%	06/2022	06/2029	64,282	63,928	64,282
	First lien (3)(13)(15)(18) - Drawn	SOFR(Q)	5.50%	10.10%	06/2022	06/2029	973	966	973
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.50%	10.78%	06/2022	06/2029	751	747	751
	First lien (3)(13)(15)	SOFR(Q)	5.50%	10.75%	06/2022	06/2029	238	237	238
								65,878	66,244	4.84%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(14)	SOFR(M)	5.25%	10.20%	08/2021	08/2029	39,966	39,734	39,966
	First lien (5)	SOFR(M)	5.25%	10.20%	08/2021	08/2029	21,502	21,436	21,502
	First lien (2)(14)	SOFR(M)	5.25%	10.20%	10/2019	08/2029	447	444	447
								61,614	61,915	4.53%
OA Topco, L.P.(32)
OA Buyer, Inc.
Healthcare	First lien (2)(14)(15)	SOFR(M)	5.00%	9.85%	06/2024	12/2028	31,592	31,517	31,592
	First lien (2)(14)(15)	SOFR(M)	5.00%	9.85%	12/2021	12/2028	27,496	27,309	27,497
	First lien (2)(14)(15)	SOFR(M)	5.00%	9.85%	05/2022	12/2028	1,741	1,728	1,741
								60,554	60,830	4.45%
Associations Finance, Inc.
Associations, Inc.
Business Services	First lien (3)(13)(15)	SOFR(Q)	6.50%	12.00%	05/2024	07/2028	49,555	49,531	49,530
	Subordinated (3)(15)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	7,680	7,662	7,725
	Subordinated (3)(15)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	2,933	2,926	2,950
								60,119	60,205	4.40%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

GS Acquisitionco, Inc.
Software	First lien (2)(14)(15)	SOFR(Q)	5.25%	9.85%	08/2019	05/2028	$34,811	$34,751	$34,811
	First lien (5)(15)	SOFR(Q)	5.25%	9.85%	08/2019	05/2028	21,353	21,316	21,353
	First lien (3)(13)(15)	SOFR(Q)	5.25%	9.85%	08/2019	05/2028	2,917	2,910	2,917
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.25%	9.85%	08/2019	05/2028	625	625	625
								59,602	59,706	4.37%
iCIMS, Inc.
Software	First lien (2)(14)(15)	SOFR(M)	5.75%	10.67%	09/2023	08/2028	44,708	44,490	44,373
	First lien (2)(14)(15)	SOFR(M)	6.25%	11.17%	10/2022	08/2028	7,366	7,318	7,366
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.75%	10.62%	08/2022	08/2028	1,059	1,055	1,051
								52,863	52,790	3.86%
OEConnection LLC
Software	First lien (2)(14)(15)	SOFR(M)	5.25%	10.10%	04/2024	04/2031	46,547	46,324	46,547	3.40%
Model N, Inc.
Software	First lien (2)(14)(15)	SOFR(Q)	5.00%	9.64%	06/2024	06/2031	44,329	44,113	44,107	3.23%
Recorded Future, Inc.
Software	First lien (3)(13)	SOFR(M)	5.75%	10.60%	06/2024	06/2030	41,688	41,486	41,688
	First lien (3)(18) - Drawn	SOFR(Q)	5.75%	10.88%	06/2024	06/2030	2,356	2,345	2,356
								43,831	44,044	3.22%
IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(14)(15)	SOFR(M)	5.75%	10.70%	07/2021	07/2028	18,372	18,286	18,372
	First lien (3)(13)(15)	SOFR(M)	5.75%	10.70%	07/2022	07/2028	7,784	7,730	7,784
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.75%	10.95%	07/2021	07/2026	703	698	703
	Subordinated (3)(15)	SOFR(Q)	7.50%	12.20%	07/2022	07/2029	16,953	16,789	16,953
								43,503	43,812	3.20%
Deca Dental Holdings LLC
Healthcare	First lien (2)(14)(15)	SOFR(Q)	5.75%	10.45%	08/2021	08/2028	37,189	36,954	36,699
	First lien (3)(13)(15)	SOFR(Q)	5.75%	10.45%	08/2021	08/2028	3,915	3,889	3,863
	First lien (3)(13)(15)(18) - Drawn	SOFR(Q)	5.75%	10.46%	08/2021	08/2027	3,027	2,997	2,987
								43,840	43,549	3.18%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Sierra Enterprises, LLC
Food & Beverage	First lien (3)(13)	SOFR(Q)	6.75%	12.00%	06/2023	05/2027	$42,554	$38,612	$40,852	2.99%
RealPage, Inc.
Software	Second lien (2)(14)	SOFR(M)	6.50%	11.46%	03/2024	04/2029	41,887	41,689	40,394	2.95%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First lien (2)(14)(15)	SOFR(Q)	5.50%	10.69%	05/2022	10/2027	15,632	15,602	15,632
	First lien (3)(13)(15)	SOFR(Q)	5.50%	10.68%	08/2021	10/2027	11,939	11,907	11,939
	First lien (2)(14)(15)	SOFR(Q)	5.50%	10.68%	08/2021	10/2027	6,676	6,660	6,675
	First lien (3)(13)(15)	SOFR(Q)	5.50%	10.52%	01/2022	10/2027	1,231	1,220	1,231
	First lien (3)(13)(15)	SOFR(Q)	5.50%	10.70%	01/2022	10/2027	826	818	826
	Subordinated (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	05/2023	05/2033	3,927	3,881	3,927
								40,088	40,230	2.94%
YLG Holdings, Inc.
Business Services	First lien (5)(15)	SOFR(Q)	5.00%	10.25%	11/2019	10/2026	17,540	17,518	17,540
	First lien (2)(14)(15)	SOFR(Q)	5.00%	10.25%	06/2024	10/2026	8,369	8,369	8,369
	First lien (2)(14)(15)	SOFR(Q)	5.00%	10.26%	06/2024	10/2026	3,505	3,505	3,505
	First lien (2)(14)(15)	SOFR(Q)	5.00%	10.20%	06/2024	10/2026	2,531	2,531	2,531
	First lien (5)(15)	SOFR(Q)	5.00%	10.25%	11/2019	10/2026	2,284	2,281	2,284
	First lien (2)(14)(15)	SOFR(Q)	5.00%	10.25%	06/2024	10/2026	1,318	1,318	1,318
	First lien (5)(15)	SOFR(Q)	5.00%	10.26%	10/2021	10/2026	1,195	1,190	1,195
	First lien (5)(15)	SOFR(Q)	5.00%	10.20%	10/2021	10/2026	863	863	863
	First lien (2)(14)(15)	SOFR(Q)	5.00%	10.25%	06/2024	10/2026	843	843	843
								38,418	38,448	2.81%
MRI Software LLC
Software	First lien (5)(15)	SOFR(Q)	4.75%	9.35%	01/2020	02/2027	21,486	21,451	21,486
	First lien (3)(13)(15)	SOFR(Q)	4.75%	9.35%	03/2021	02/2027	7,611	7,599	7,611
	First lien (2)(14)(15)	SOFR(Q)	4.75%	9.35%	03/2021	02/2027	4,533	4,527	4,533
	First lien (2)(14)(15)	SOFR(Q)	4.75%	9.35%	01/2020	02/2027	3,115	3,110	3,115
	First lien (3)(13)(15)	SOFR(Q)	4.75%	9.35%	01/2020	02/2027	795	793	795
								37,480	37,540	2.74%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Foreside Financial Group, LLC
Business Services	First lien (2)(14)(15)	SOFR(Q)	5.25%	10.00%	05/2022	09/2027	$33,441	$33,232	$33,441
	First lien (3)(13)(15)	SOFR(Q)	5.25%	10.00%	05/2022	09/2027	2,980	2,955	2,980
								36,187	36,421	2.66%
CentralSquare Technologies, LLC
Software	First lien (2)(14)(15)	SOFR(M)*	3.00% + 3.50%/PIK	11.60%	04/2024	04/2030	35,564	35,151	35,564	2.60%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (3)(13)(15)	SOFR(S)	5.75%	10.94%	10/2021	10/2028	21,680	21,539	21,192
	First lien (2)(14)(15)	SOFR(S)	5.75%	10.94%	10/2021	10/2028	14,662	14,566	14,332
								36,105	35,524	2.60%
IG Investments Holdings, LLC
Business Services	First lien (2)(14)(15)	SOFR(Q)	6.00%	11.35%	09/2021	09/2028	28,617	28,432	28,617
	First lien (2)(14)(15)	SOFR(Q)	6.00%	11.35%	02/2022	09/2028	4,181	4,167	4,181
	First lien (3)(13)(15)	SOFR(Q)	6.00%	11.35%	03/2024	09/2028	1,686	1,686	1,686
	First lien (3)(13)(15)	SOFR(Q)	6.00%	11.25%	04/2024	09/2028	634	631	634
	First lien (3)(13)(15)	SOFR(Q)	6.00%	11.35%	03/2024	09/2028	222	222	222
								35,138	35,340	2.58%
TigerConnect, Inc.
Healthcare	First lien (2)(14)(15)	SOFR(Q)*	3.38% +3.38%/PIK	12.15%	02/2022	02/2028	29,868	29,677	29,868
	First lien (2)(15)(18) - Drawn	SOFR(Q)*	3.38% +3.38%/PIK	12.15%	02/2022	02/2028	2,163	2,163	2,163
								31,840	32,031	2.34%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (4)(15)	SOFR(Q)	5.75%	10.81%	08/2022	08/2029	22,444	22,386	22,444
	First lien (2)(14)(15)	SOFR(Q)	5.75%	10.81%	06/2024	08/2029	8,279	8,279	8,279
								30,665	30,723	2.25%
Fortis Solutions Group, LLC
Packaging	First lien (2)(14)(15)	SOFR(Q)	5.50%	10.20%	10/2021	10/2028	17,220	17,104	17,220
	First lien (3)(13)(15)	SOFR(Q)	5.50%	10.20%	10/2021	10/2028	12,051	11,971	12,051
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.50%	10.20%	10/2021	10/2027	763	755	763
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.50%	10.20%	06/2022	10/2028	114	113	114
	First lien (3)(15)	SOFR(Q)	5.50%	10.20%	10/2021	10/2028	80	79	80
								30,022	30,228	2.21%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Bullhorn, Inc.
Software	First lien (2)(14)(15)	SOFR(M)	5.00%	9.85%	09/2019	10/2029	$16,444	$16,398	$16,444
	First lien (2)(14)(15)	SOFR(M)	5.00%	9.85%	10/2021	10/2029	3,398	3,394	3,398
	First lien (3)(13)(15)(18) - Drawn	SOFR(M)	5.00%	9.85%	05/2024	10/2029	8,462	8,441	8,462
	First lien (2)(14)(15)	SOFR(M)	5.00%	9.85%	09/2019	10/2029	761	758	761
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.00%	10.02%	05/2024	10/2029	417	417	417
	First lien (2)(14)(15)	SOFR(M)	5.00%	9.85%	09/2019	10/2029	341	340	341
	First lien (2)(14)(15)	SOFR(M)	5.00%	9.85%	09/2019	10/2029	272	271	272
								30,019	30,095	2.20%
ACI Parent Inc.(29)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(14)(15)	SOFR(M)	5.50%	10.45%	08/2021	08/2028	21,857	21,722	21,214
	First lien (3)(13)(15)	SOFR(M)	5.50%	10.45%	08/2021	08/2028	3,874	3,846	3,760
	First lien (3)(13)(15)	SOFR(M)	5.50%	10.45%	08/2021	08/2028	4,196	4,158	4,072
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.50%	10.45%	08/2021	08/2027	1,059	1,049	1,028
								30,775	30,074	2.20%
Brave Parent Holdings, Inc.
Software	First lien (5)(15)	SOFR(Q)	5.00%	10.25%	11/2023	11/2030	20,070	19,978	20,070
	First lien (2)(14)(15)	SOFR(Q)	5.00%	10.25%	05/2024	11/2030	7,847	7,847	7,847
	First lien (5)(15)(18) - Drawn	SOFR(Q)	5.00%	10.25%	11/2023	11/2030	1,323	1,319	1,323
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.00%	10.25%	05/2024	11/2030	517	517	517
								29,661	29,757	2.18%
Foundational Education Group, Inc.
Education	Second lien (5)(15)	SOFR(Q)	6.50%	12.01%	08/2021	08/2029	22,500	22,420	22,500
	Second lien (2)(14)(15)	SOFR(Q)	6.50%	12.01%	08/2021	08/2029	7,009	6,991	7,009
								29,411	29,509	2.16%
NMC Crimson Holdings, Inc.
Healthcare	First lien (3)(13)(15)	SOFR(Q)	6.09%	11.56%	03/2021	03/2028	19,259	19,095	19,259
	First lien (3)(13)(15)	SOFR(Q)	6.09%	11.26%	03/2021	03/2028	5,012	4,995	5,012
	First lien (2)(14)(15)	SOFR(Q)	6.09%	11.56%	03/2021	03/2028	4,913	4,871	4,913
								28,961	29,184	2.13%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Nelipak Holding Company
Packaging	First lien (3)(13)(15)(16)	EURIBOR(M)	5.50%	8.88%	03/2024	03/2031	€16,565	$17,861	$18,442
	First lien (2)(14)(15)	SOFR(M)	5.50%	10.35%	03/2024	03/2031	$9,046	8,983	9,046
	First lien (3)(13)(15)(16)(18) - Drawn	SOFR(M)	5.50%	10.35%	03/2024	03/2031	$993	985	993
								27,829	28,481	2.08%
PetVet Care Centers, LLC
Consumer Services	First lien (2)(14)(15)	SOFR(M)	6.00%	10.85%	10/2023	11/2030	28,217	27,958	28,217	2.06%
Syndigo LLC
Software	Second lien (4)(15)	SOFR(M)	8.00%	13.03%	12/2020	12/2028	22,500	22,392	22,500
	Second lien (2)(14)(15)	SOFR(M)	8.00%	13.03%	02/2022	12/2028	5,697	5,707	5,697
								28,099	28,197	2.06%
Pioneer Topco I, L.P.(31)
Pioneer Buyer I, LLC
Software	First lien (3)(13)(15)	SOFR(Q)	6.50%	11.10%	03/2024	11/2028	23,089	22,992	23,089
	First lien (3)(13)(15)	SOFR(Q)	6.50%	11.10%	03/2022	11/2028	2,374	2,361	2,374
								25,353	25,463	1.86%
DOCS, MSO, LLC
Healthcare	First lien (3)(13)(15)	SOFR(M)	5.75%	11.05%	06/2022	06/2028	18,384	18,384	18,283
	First lien (4)(15)	SOFR(M)	5.75%	11.05%	06/2022	06/2028	6,885	6,885	6,847
								25,269	25,130	1.84%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (2)(14)(15)	SOFR(S)	5.25%	9.75%	02/2022	02/2028	19,013	18,952	19,013
	First lien (2)(14)(15)	SOFR(S)	5.25%	9.75%	02/2022	02/2028	5,291	5,272	5,291
	First lien (3)(13)(15)	SOFR(S)	5.25%	9.75%	02/2022	02/2028	695	692	695
								24,916	24,999	1.83%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)(15)	SOFR(M)	6.75%	11.70%	11/2019	11/2027	22,500	22,440	19,605
	Second lien (2)(14)(15)	SOFR(M)	6.75%	11.70%	11/2019	11/2027	4,208	4,187	3,666
								26,627	23,271	1.70%
Diamond Parent Holdings Corp. (28)
Diligent Corporation
Software	First lien (2)(14)(15)	SOFR(S)	5.00%	10.09%	04/2024	08/2030	19,821	19,751	19,748
	First lien (3)(13)(15)	SOFR(S)	5.00%	10.09%	04/2024	08/2030	3,398	3,386	3,385
								23,137	23,133	1.69%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

FS WhiteWater Holdings, LLC(30)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(15)	SOFR(Q)	5.75%	10.50%	12/2021	12/2027	$10,211	$10,149	$10,211
	First lien (3)(13)(15)	SOFR(Q)	6.00%	10.75%	07/2022	12/2027	5,691	5,647	5,691
	First lien (5)(15)	SOFR(Q)	5.75%	10.50%	12/2021	12/2027	3,428	3,405	3,428
	First lien (5)(15)	SOFR(Q)	5.75%	10.50%	12/2021	12/2027	3,406	3,385	3,406
								22,586	22,736	1.66%
Xactly Corporation
Software	First lien (4)(15)	SOFR(Q)	6.25%	11.41%	07/2017	07/2027	22,500	22,482	22,500	1.65%
Power Grid Holdings, Inc.
Business Products	First lien (4)(15)	SOFR(Q)	4.75%	10.00%	11/2023	12/2030	18,091	17,926	17,910
	First lien (4)(15)	SOFR(Q)	4.75%	10.00%	07/2024	12/2030	4,352	4,352	4,309
								22,278	22,219	1.62%
Ambrosia Holdco Corp(35)
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(15)	SOFR(M)*	5.25%/PIK	10.17%	01/2024	06/2029	12,011	11,445	10,135
	First lien (3)(13)(15)	SOFR(M)*	5.25%/PIK	10.17%	01/2024	06/2029	9,670	9,564	8,159
	First lien (3)(13)(15)	SOFR(M)*	2.00%/PIK + 1.00%	7.92%	03/2024	06/2029	2,829	2,280	2,339
	Subordinated (2)(15)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	294	294	294
	Subordinated (3)(15)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	283	283	283
								23,866	21,210	1.55%
Oranje Holdco, Inc.
Education	First lien (3)(13)(15)	SOFR(Q)	7.50%	12.75%	02/2023	02/2029	7,440	7,366	7,440
	First lien (2)(14)(15)	SOFR(Q)	7.50%	12.75%	02/2023	02/2029	7,440	7,366	7,440
	First lien (3)(13)(15)	SOFR(Q)	7.25%	12.50%	04/2024	02/2029	5,454	5,402	5,454
								20,134	20,334	1.49%
Cardinal Parent, Inc.
Software	First lien (4)	SOFR(Q)	4.50%	9.25%	10/2020	11/2027	11,761	11,716	11,016
	Second lien (4)(15)	SOFR(Q)	7.75%	12.52%	11/2020	11/2028	9,767	9,706	9,309
								21,422	20,325	1.49%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(14)(15)	SOFR(S)	5.25%	10.66%	06/2021	06/2028	15,382	15,299	15,382
	First lien (2)(14)(15)(18) - Drawn	SOFR(S)	5.25%	10.41%	06/2021	06/2028	4,467	4,436	4,467
								19,735	19,849	1.45%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Groundworks, LLC
Business Services	First lien (4)	SOFR(M)	3.50%	8.60%	03/2024	03/2031	$18,955	$18,776	$18,848
	First lien (4)(18) - Drawn	SOFR(M)	3.50%	8.60%	03/2024	03/2031	558	553	555
								19,329	19,403	1.42%
Notorious Topco, LLC
Consumer Products	First lien (3)(13)(15)	SOFR(Q)*	4.75% +2.50%/PIK	12.65%	11/2021	11/2027	9,999	9,955	9,274
	First lien (3)(13)(15)	SOFR(Q)*	4.75% +2.50%/PIK	12.65%	05/2022	11/2027	9,874	9,827	9,159
	First lien (3)(13)(15)	SOFR(Q)*	4.75% + 2.50%/PIK	12.65%	11/2021	11/2027	871	864	808
								20,646	19,241	1.41%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)(13)	SOFR(M)	6.75%	11.71%	03/2021	03/2029	20,313	20,279	19,145	1.40%
GraphPAD Software, LLC
Healthcare	First lien (2)(14)(15)	SOFR(Q)	4.75%	9.35%	06/2024	06/2031	17,946	17,902	17,901
	First lien (3)(15)(18) - Drawn	SOFR(Q)	4.75%	9.35%	06/2024	06/2031	449	446	448
								18,348	18,349	1.34%
PDI TA Holdings, Inc.
Software	First lien (4)(15)	SOFR(Q)	5.25%	10.46%	01/2024	02/2031	18,207	18,121	18,207	1.33%
AAC Lender Holdings, LLC(27)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(15)	SOFR(M)(20)*	6.75%/PIK + 0.50%	12.55%	09/2015	09/2026	29,879	29,843	17,999
	First lien (3)(15)	SOFR(M)(20)*	14.50%/PIK + 0.50%	20.30%	06/2021	09/2026	1,527	1,527	—
	Subordinated (3)(15)	SOFR(Q)(20)*	1.00%/PIK	6.48%	03/2021	09/2026	5,230	—	—
								31,370	17,999	1.32%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(15)	SOFR(M)	5.25%	10.27%	02/2020	02/2026	14,675	14,654	14,675
	First lien (5)(15)	SOFR(M)	5.25%	10.27%	02/2024	02/2026	2,649	2,635	2,649
	First lien (3)(13)(15)(18) - Drawn	SOFR(M)	5.25%	10.27%	02/2020	02/2026	139	139	139
								17,428	17,463	1.28%
Avalara, Inc.
Software	First lien (3)(13)(15)	SOFR(Q)	6.25%	10.85%	10/2022	10/2028	17,198	17,037	17,198	1.26%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Idera, Inc.
Software	Second lien (4)(15)	SOFR(Q)	6.75%	12.15%	06/2019	03/2029	$15,091	$14,955	$15,091
	Second lien (3)(13)(15)	SOFR(Q)	6.75%	12.15%	04/2021	03/2029	2,012	2,006	2,012
								16,961	17,103	1.25%
Coupa Holdings, LLC
Software	First lien (3)(13)(15)	SOFR(Q)	5.50%	10.75%	02/2023	02/2030	14,424	14,273	14,424	1.05%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(14)(15)	SOFR(A)	5.50%	9.86%	05/2022	05/2029	12,747	12,653	12,747
	First lien (3)(13)(15)	SOFR(A)	5.50%	10.09%	05/2022	05/2029	1,629	1,615	1,629
								14,268	14,376	1.05%
Houghton Mifflin Harcourt Company
Education	First lien (3)(13)	SOFR(M)	5.25%	10.20%	10/2023	04/2029	14,521	14,123	14,163	1.04%
Daxko Acquisition Corporation
Software	First lien (3)(13)(15)	SOFR(M)	5.00%	9.85%	10/2021	10/2028	12,912	12,828	12,912
	First lien (2)(14)(15)	SOFR(M)	5.00%	9.85%	10/2021	10/2028	1,088	1,080	1,088
	First lien (3)(15)	SOFR(M)	5.00%	9.85%	10/2021	10/2028	65	65	65
	First lien (3)(15)(18) - Drawn	P(Q)	4.00%	12.00%	10/2021	10/2027	62	61	62
								14,034	14,127	1.03%
Calabrio, Inc.
Software	First lien (5)(15)	SOFR(Q)	5.50%	10.56%	04/2021	04/2027	12,316	12,270	12,316
	First lien (5)(15)	SOFR(Q)	5.50%	10.56%	01/2024	04/2027	1,578	1,565	1,578
								13,835	13,894	1.02%
Convey Health Solutions, Inc.
Healthcare	First lien (3)(13)(15)	SOFR(Q)*	1.00% +4.25%/PIK	9.95%	09/2019	07/2029	13,058	13,005	11,823
	First lien (3)(13)(15)	SOFR(Q)*	1.00% + 4.25%/PIK	9.95%	02/2022	07/2029	2,180	2,164	1,974
								15,169	13,797	1.01%
Baker Tilly Advisory Group, LP
Financial Services	First lien (3)(13)(15)	SOFR(M)	5.00%	9.85%	05/2024	06/2031	13,721	13,622	13,618	1.00%
CFS Management, LLC
Healthcare	First lien (2)(14)(15)	SOFR(Q)*	6.25% + 2.75%/PIK	13.87%	08/2019	07/2024	11,323	11,323	10,047
	First lien (2)(14)(15)	SOFR(Q)*	6.25% + 2.75%/PIK	13.87%	08/2019	07/2024	3,373	3,373	2,993
								14,696	13,040	0.95%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

USRP Holdings, Inc.
Business Services	First lien (3)(13)(15)	SOFR(M)	5.00%	9.85%	07/2021	12/2029	$7,002	$6,940	$7,002
	First lien (2)(14)(15)	SOFR(M)	5.00%	9.85%	07/2021	12/2029	5,556	5,525	5,556
								12,465	12,558	0.92%
Anaplan, Inc.
Software	First lien (3)(13)(15)	SOFR(Q)	5.25%	9.85%	06/2022	06/2029	10,618	10,545	10,618	0.78%
Project Accelerate Parent, LLC
Software	First lien (5)(15)	SOFR(S)	5.25%	10.54%	02/2024	02/2031	10,545	10,496	10,545	0.77%
Virtusa Corporation
Business Services	Subordinated (3)(13)	FIXED(S)	7.13%	7.13%	10/2022	12/2028	11,001	9,226	10,425	0.76%
Specialtycare, Inc.
Healthcare	First lien (2)(14)(15)	SOFR(Q)	5.75%	11.34%	06/2021	06/2028	10,273	10,188	9,978
	First lien (3)(13)(15)(18) - Drawn	SOFR(M)	4.00%	9.76%	06/2021	06/2026	212	209	206
	First lien (3)(13)(15)	SOFR(Q)	5.75%	11.30%	06/2021	06/2028	77	76	75
								10,473	10,259	0.75%
Ciklum Inc.**
Business Services	First lien (2)(14)(15)	SOFR(Q)	7.00%	12.35%	02/2024	02/2030	9,560	9,450	9,560	0.70%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(14)(15)	SOFR(Q)*	6.75% + 2.00%/PIK	13.35%	07/2021	07/2027	8,470	8,420	8,427
	First lien (3)(13)(15)(18) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	13.60%	07/2021	07/2026	950	940	945
								9,360	9,372	0.69%
Planview Parent, Inc.
Software	Second lien (2)(14)(15)	SOFR(Q)	6.00%	10.60%	06/2024	12/2028	9,231	9,209	9,208	0.67%
Safety Borrower Holdings LLC
Software	First lien (2)(14)(15)	SOFR(M)	5.25%	10.21%	09/2021	09/2027	7,465	7,443	7,465
	First lien (3)(13)(15)	SOFR(M)	5.25%	10.21%	09/2021	09/2027	1,527	1,527	1,527
	First lien (3)(15)(18) - Drawn	P(Q)	4.25%	12.25%	09/2021	09/2027	192	191	192
								9,161	9,184	0.67%
Icefall Parent, Inc.
Software	First lien (3)(13)(15)	SOFR(M)	6.50%	11.35%	01/2024	01/2030	8,696	8,616	8,696	0.64%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

KPSKY Acquisition Inc.
Business Services	First lien (3)(13)(15)	SOFR(Q)	5.50%	10.85%	10/2021	10/2028	$6,845	$6,800	$6,588
	First lien (3)(13)(15)	SOFR(Q)	5.50%	10.74%	06/2022	10/2028	1,152	1,142	1,109
	First lien (3)(13)(15)	SOFR(Q)	5.50%	10.90%	10/2021	10/2028	784	779	755
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.75%	10.91%	11/2023	10/2028	19	19	18
								8,740	8,470	0.62%
Park Place Technologies, LLC
Business Services	First lien (2)(14)(15)	SOFR(Q)	5.25%	9.85%	07/2024	03/2031	7,673	7,654	7,654
	First lien (3)(13)(15)(18) - Drawn	SOFR(M)	5.25%	10.23%	07/2024	03/2030	144	144	144
								7,798	7,798	0.57%
Eclipse Topco, Inc. (36)
Eclipse Buyer Inc.
Software	First lien (4)	SOFR(Q)	4.75%	9.74%	09/2024	09/2031	7,113	7,077	7,077	0.52%
CRCI Longhorn Holdings, Inc.
Business Services	First lien (2)(14)(15)	SOFR(M)	5.00%	9.85%	08/2024	08/2031	6,516	6,484	6,483
	First lien (3)(13)(15)(18) - Drawn	SOFR(M)	5.00%	9.85%	08/2024	08/2031	543	540	540
								7,024	7,023	0.51%
Alegeus Technologies Holdings Corp.
Healthcare	First lien (3)(13)	SOFR(Q)	8.25%	13.46%	09/2018	09/2026	6,763	6,763	6,763	0.49%
Sun Acquirer Corp.
Consumer Services	First lien (2)(14)(15)	SOFR(M)	5.75%	10.71%	09/2021	09/2028	3,914	3,894	3,914
	First lien (2)(14)(15)	SOFR(M)	5.75%	10.71%	09/2021	09/2028	2,767	2,739	2,767
								6,633	6,681	0.49%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(15)	—	—	—	05/2013	—	14,500	14,500	6,525	0.48%
Greenway Health, LLC
Healthcare	First lien (3)(13)(15)	SOFR(S)	6.75%	12.01%	12/2023	04/2029	6,317	6,233	6,317	0.46%
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.) (23)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First lien (3)(13)(15)	SOFR(S)	7.00%	12.08%	05/2021	05/2027	6,133	6,102	6,133
	First lien (3)(15)(18) - Drawn	SOFR(S)	7.00%	12.09%	05/2021	05/2027	21	21	21
								6,123	6,154	0.45%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Legends Hospitality Holding Company, LLC
Business Services	First lien (5)(15)	SOFR(Q)	5.00%	10.13%	08/2024	08/2031	$6,081	$6,021	$6,020	0.44%
NC Topco, LLC
Software	First lien (2)(14)(15)	SOFR(M)*	2.50% + 2.75%/PIK	10.10%	08/2024	09/2031	5,812	5,783	5,783	0.42%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (3)(13)(15)	SOFR(M)	4.50%	9.35%	03/2024	11/2028	3,817	3,817	3,817
	First lien (3)(15)(18) - Drawn	SOFR(M)	4.75%	9.60%	03/2024	11/2028	1,392	1,386	1,392
								5,203	5,209	0.38%
Healthspan Buyer, LLC
Healthcare	First lien (3)(13)(15)	SOFR(M)	5.50%	10.35%	10/2023	10/2030	5,082	5,036	5,082	0.37%
Michael Baker International, LLC
Business Services	First lien (3)(13)	SOFR(M)	4.75%	9.60%	05/2024	12/2028	4,904	4,879	4,935	0.36%
Adelaide Borrower, LLC**
Software	First lien (3)(13)(15)	SOFR(Q)*	3.38% + 3.38%/PIK	11.35%	05/2024	05/2030	4,698	4,654	4,698	0.34%
Cube Industrials Buyer Inc.
Business Products	First lien (3)(13)	SOFR(Q)	6.00%	11.25%	10/2023	10/2030	4,472	4,441	4,516	0.33%
Logrhythm, Inc.
Software	First lien (3)(13)(15)	SOFR(Q)	7.50%	12.10%	07/2024	07/2029	4,196	4,133	4,196	0.31%
RLG Holdings, LLC
Packaging	First lien (2)(14)	SOFR(M)	5.00%	9.85%	06/2024	07/2028	3,980	3,980	3,922	0.29%
CommerceHub, Inc.
Software	First lien (3)(13)(15)	SOFR(M)	6.25%	11.35%	06/2023	12/2027	3,930	3,596	3,930	0.29%
Project Power Buyer, LLC
Software	First lien (2)(14)	SOFR(Q)	6.75%	11.35%	01/2023	05/2026	3,526	3,498	3,526	0.26%
Kene Acquisition, Inc.
Business Services	First lien (2)(14)(15)	SOFR(M)	5.25%	10.10%	02/2024	02/2031	3,518	3,485	3,518	0.26%
Next Holdco, LLC
Healthcare	First lien (2)(14)(15)	SOFR(Q)	6.00%	11.06%	11/2023	11/2030	3,503	3,479	3,503	0.26%
CB Buyer, Inc.
Software	First lien (2)(14)(15)	SOFR(Q)	5.25%	9.85%	07/2024	07/2031	3,317	3,300	3,300	0.24%
Geo Parent Corporation
Business Services	First lien (2)(14)(15)	SOFR(Q)	5.25%	10.60%	12/2018	12/2028	3,291	3,291	3,291	0.24%
AI Altius US Bidco, Inc.
Business Services	First lien (3)(13)(15)	SOFR(S)	4.75%	10.03%	05/2024	12/2028	3,062	3,047	3,062	0.22%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

DCA Investment Holding, LLC
Healthcare	First lien (2)(14)(15)	SOFR(Q)	6.41%	11.01%	03/2021	04/2028	$1,809	$1,802	$1,763
	First lien (3)(13)(15)	SOFR(Q)	6.50%	11.10%	12/2022	04/2028	1,013	1,002	989
								2,804	2,752	0.20%
Galway Borrower LLC
Business Services	First lien (2)(14)(15)	SOFR(Q)	4.50%	9.10%	04/2024	09/2028	1,094	1,086	1,083
	First lien (3)(15)(18) - Drawn	SOFR(Q)	4.50%	9.10%	04/2024	09/2028	1,674	1,649	1,657
								2,735	2,740	0.20%
Compsych Investments Corp.
Business Services	First lien (2)(14)(15)	SOFR(Q)	4.75%	10.03%	07/2024	07/2031	1,164	1,162	1,162	0.08%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(13)(15)	SOFR(M)	5.25%	10.10%	05/2024	10/2029	1,052	1,047	1,052	0.08%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(2)(15)	—	—	—	06/2024	06/2029	152	152	152
	Trust Claim(3)(15)	—	—	—	06/2024	06/2029	52	52	52
								204	204	0.01%
Beacon Pointe Harmony, LLC
Financial Services	First lien (3)(15)(18) - Drawn	SOFR(S)	4.75%	9.04%	06/2024	12/2028	56	55	56	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (20)(21)	—	—	—	11/2014	—	—	—	—	—%
Total Funded Debt Investments - United States								$2,144,187	$2,117,968	154.85%
Funded Debt Investments - Jersey
Tennessee Bidco Limited **
Business Services	First lien (3)(13)(15)	SONIA(D)	5.25%	10.45%	07/2024	07/2031	£30,123	$37,920	$40,102
	First lien (3)(13)(15)	SOFR(S)	5.25%	10.51%	07/2024	07/2031	$19,418	19,323	19,321
	First lien (3)(13)(15)	EURIBOR(S)	5.25%	8.93%	07/2024	07/2031	£897	958	993
								58,201	60,416	4.42%
Total Funded Debt Investments - Jersey								$58,201	$60,416	4.42%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (3)(13)(15)	SOFR(M)	8.25%	13.21%	10/2019	10/2027	$34,459	$34,326	$34,459	2.52%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Integro Parent Inc.**
Business Services	First lien (2)(15)	SOFR(Q)*	12.25%/PIK	16.85%	10/2015	10/2024	$4,549	$4,548	$4,549
	First lien (3)(15)	SOFR(Q)*	12.25%/PIK	16.85%	6/8/2018	10/2024	898	896	898
	Second lien (3)(13)(15)	SOFR(Q)*	12.25%/PIK	16.85%	10/2015	07/2025	15,581	14,815	15,581
								20,259	21,028	1.54%
Total Funded Debt Investments - United Kingdom								$54,585	$55,487	4.06%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(13)(15)	SOFR(Q)	5.75%	11.03%	12/2022	12/2029	$3,454	$3,412	$3,454
	First lien (3)(13)(15)	SOFR(Q)	5.75%	11.03%	12/2023	12/2029	1,345	1,333	1,345
								4,745	4,799	0.35%
Total Funded Debt Investments - Australia								$4,745	$4,799	0.35%
Total Funded Debt Investments								$2,261,718	$2,238,670	163.68%
Equity - United States
Dealer Tire Holdings, LLC
Distribution & Logistics	Preferred shares (3)(13)(15)	FIXED(S)*	7.00%/PIK	7.00%	09/2021	—	56,271	$70,384	$74,040	5.41%
Symplr Software Intermediate Holdings, Inc.
Healthcare	Preferred shares (4)(15)	SOFR(Q)*	10.50%/PIK	15.20%	11/2018	—	7,500	15,757	15,773
	Preferred shares (3)(13)(15)	SOFR(Q)*	10.50%/PIK	15.20%	11/2018	—	2,586	5,432	5,438
								21,189	21,211	1.55%
Knockout Intermediate Holdings I Inc.(33)
Software	Preferred shares (3)(15)	SOFR(S)*	10.75%/PIK	16.01%	06/2022	—	15,150	19,270	19,454	1.42%
ACI Parent Inc.(29)
Healthcare	Preferred shares (3)(15)	FIXED(Q)*	11.75%/PIK	11.75%	08/2021	—	12,500	17,912	15,947	1.17%
Project Essential Super Parent, Inc.
Software	Preferred shares (3)(15)	SOFR(Q)*	9.50%/PIK	14.10%	04/2021	—	10,000	15,376	14,323	1.05%
Diamond Parent Holdings Corp. (28)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(15)	FIXED(S)*	10.50%/PIK	10.50%	04/2021	—	10,000	14,162	13,746	1.01%
HB Wealth Management, LLC
Financial Services	Preferred shares (10)(15)	FIXED(Q)	4.00%	4.00%	09/2021	—	48,303	4,728	9,512	0.70%
OA Topco, L.P.(32)
Healthcare	Ordinary shares (3)(15)	—	—	—	12/2021	—	2,000,000	2,000	6,182	0.45%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.)
Packaging	Preferred shares (3)(15)	FIXED(S)*	15.00%/PIK	15.00%	05/2024	—	2,900	$2,900	$2,900
	Preferred shares (3)(15)	FIXED(S)(20)*	11.50%/PIK	11.50%	05/2024	—	3,691	2,565	2,702
	Ordinary shares (3)(15)	—	—	—	05/2024	—	290	145	305
								5,610	5,907	0.43%
FS WhiteWater Holdings, LLC(30)
Consumer Services	Ordinary shares (5)(15)	—	—	—	12/2021	—	50,000	5,000	4,508	0.33%
Appriss Health Holdings, Inc. (23)
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.)(23)
Healthcare	Preferred shares (3)(15)	FIXED(Q)*	11.00%/PIK	11.00%	05/2021	—	2,333	3,249	3,201	0.23%
Ambrosia Holdco Corp. (35)
Distribution & Logistics	Ordinary shares (2)(15)	—	—	—	01/2024	—	126,536	1,348	1,348
	Ordinary shares (3)(15)	—	—	—	01/2024	—	122,044	1,300	1,300
								2,648	2,648	0.19%
Pioneer Topco I, L.P.(31)
Software	Ordinary shares (11)(15)	—	—	—	11/2021	—	199,980	2,000	2,000	0.15%
Eclipse Topco, Inc. (36)
Software	Preferred shares (4)	FIXED(Q)*	12.50%/PIK	12.50%	09/2024	—	190	1,877	1,877	0.14%
GEDC Equity, LLC
Healthcare	Ordinary shares (3)(15)	—	—	—	06/2023	—	190,000	190	100	0.01%
Ancora Acquisition LLC
Education	Preferred shares (8)(15)	—	—	—	08/2013	—	372,000	83	—	—%
AAC Lender Holdings, LLC(27)
Education	Ordinary shares (3)(15)	—	—	—	03/2021	—	758	—	—	—%
Total Shares - United States								$185,678	$194,656	14.23%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(13)(15)	FIXED(Q)*	12.25%/PIK	12.25%	09/2017	—	134,468	$13,367	$13,447	0.98%
Total Shares - Hong Kong								$13,367	$13,447	0.98%
Total Shares								$199,045	$208,103	15.21%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants (2)(15)	—	—	—	06/2024	—	138,622	$182	$327
	Warrants (3)(15)	—	—	—	06/2024	—	47,459	62	112
								244	439	15.21%
Total Warrants - United States								$244	$439	—
Total Funded Investments								$2,461,007	$2,447,212	—
Unfunded Debt Investments - United States
Compsych Investments Corp.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2024	07/2027	$333	$—	$—	—%
Beacon Pointe Harmony, LLC
Financial Services	First lien (3)(15)(18) - Undrawn	—	—	—	06/2024	12/2025	2,098	—	—	—%
AAC Lender Holdings, LLC(27)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(15)(18) - Undrawn	—	—	—	01/2021	09/2026	2,652	—	—	—%
DOXA Insurance Holdings LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	05/2024	05/2026	3,046	—	—	—%
AI Altius US Bidco, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	05/2024	05/2026	3,077	—	—	—%
Riskonnect Parent, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	03/2024	03/2026	6,349	—	—	—%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	03/2024	03/2026	6,602	—	—	—%
Safety Borrower Holdings LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	320	(2)	—	—%
Project Power Buyer, LLC
Software	First lien (3)(18) - Undrawn	—	—	—	01/2023	05/2025	184	(3)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	05/2024	05/2026	578	(3)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Next Holdco, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	11/2023	11/2025	$903	$—	$—
	First lien (3)(15)(18) - Undrawn	—	—	—	11/2023	11/2029	339	(3)	—
								(3)	—	—%
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.)( (23)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	05/2021	05/2027	396	(4)	—	—%
Cube Industrials Buyer Inc.
Business Products	First lien (3)(18) - Undrawn	—	—	—	10/2023	10/2029	517	(4)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	08/2022	08/2029	486	(5)	—	—%
Sun Acquirer Corp.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	559	(5)	—	—%
Kene Acquisition, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	02/2024	02/2026	1,561	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2024	02/2031	468	(5)	—
								(5)	—	—%
Logrhythm, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	07/2024	07/2029	420	(6)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	10/2027	2,040	(6)	—	—%
Adelaide Borrower, LLC**
Software	First lien (3)(15)(18) - Undrawn	—	—	—	05/2024	05/2026	1,048	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	05/2024	05/2030	667	(7)	—
								(7)	—	—%
Icefall Parent, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2024	01/2030	828	(8)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(15)(18) - Undrawn	—	—	—	02/2020	02/2026	$1,660	$(8)	$—	—%
Project Accelerate Parent, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	02/2024	02/2031	1,510	(8)	—	—%
Bullhorn, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	05/2024	05/2026	1,847	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	09/2019	10/2029	1,447	(8)	—
								(8)	—	—%
USRP Holdings, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	12/2029	893	(9)	—	—%
Daxko Acquisition Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2027	924	(9)	—	—%
PDI TA Holdings, Inc.
Software	First lien (4)(15)(18) - Undrawn	—	—	—	01/2024	02/2026	4,225	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	01/2024	02/2031	1,830	(9)	—
								(9)	—	—%
Xactly Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	07/2017	07/2027	992	(10)	—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	1,969	(10)	—	—%
MRI Software LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2020	02/2027	2,002	(10)	—	—%
Calabrio, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	04/2021	04/2027	1,487	(11)	—	—%
Healthspan Buyer, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	10/2023	10/2030	1,229	(12)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Coupa Holdings, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	02/2023	08/2025	$1,291	$—	$—
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2023	02/2029	989	(12)	—
								(12)	—	—%
Brave Parent Holdings, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	05/2024	05/2025	376	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	11/2023	11/2030	1,594	(6)	—
	First lien (5)(15)(18) - Undrawn	—	—	—	11/2023	05/2025	963	(7)	—
								(13)	—	—%
FS WhiteWater Holdings, LLC(30)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2027	1,400	(14)	—	—%
IMO Investor Holdings, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2028	1,548	(15)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(14)(15)(18) - Undrawn	—	—	—	06/2021	12/2024	785	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2021	06/2028	1,501	(15)	—
								(15)	—	—%
YLG Holdings, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	11/2019	10/2026	5,433	(20)	—	—%
Avalara, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	10/2022	10/2028	1,720	(21)	—	—%
Fortis Solutions Group, LLC
Packaging	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2025	3,588	—	—
	First lien (3)(13)(15)(18) - Undrawn	—	—	—	10/2021	10/2027	2,098	(21)	—
								(21)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Foreside Financial Group, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	11/2024	$1,903	$—	$—
	First lien (3)(15)(18) - Undrawn	—	—	—	03/2024	03/2026	3,474	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	09/2027	2,095	(21)	—
								(21)	—	—%
Nelipak Holding Company
Packaging	First lien (3)(15)(18) - Undrawn	—	—	—	03/2024	03/2027	3,501	—	—
	First lien (3)(13)(15)(16)(18) - Undrawn	—	—	—	03/2024	03/2027	6,411	—	—
	First lien (3)(13)(15)(16)(18) - Undrawn	—	—	—	03/2024	03/2031	1,196	(10)	—
	First lien (3)(15)(18) - Undrawn	—	—	—	03/2024	03/2031	1,620	(12)	—
								(22)	—	—%
Knockout Intermediate Holdings I Inc.(33)
Kaseya Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2025	2,865	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2029	2,888	(22)	—
								(22)	—	—%
Oranje Holdco, Inc.
Education	First lien (3)(15)(18) - Undrawn	—	—	—	02/2023	02/2029	1,860	(23)	—	—%
Infogain Corporation
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2026	3,124	(23)	—	—%
OEConnection LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	04/2024	04/2026	8,101	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	04/2024	04/2031	5,063	(25)	—
								(25)	—	—%
Pioneer Topco I, L.P.(31)
Pioneer Buyer I, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	11/2027	3,284	(26)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

GS Acquisitionco, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	03/2024	03/2026	$1,440	$—	$—
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2019	05/2028	4,196	(26)	—
								(26)	—	—%
GC Waves Holdings, Inc.
Financial Services	First lien (3)(18) - Undrawn	—	—	—	10/2019	10/2030	3,951	(30)	—	—%
OA Topco, L.P.(32)
OA Buyer, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2028	3,600	(36)	—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2027	3,659	(37)	—	—%
PetVet Care Centers, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	10/2023	11/2025	3,708	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	10/2023	11/2029	3,708	(37)	—
								(37)	—	—%
Ciklum Inc.**
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	02/2024	08/2025	11,955	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2024	02/2030	2,989	(37)	—
								(37)	—	—%
IG Investments Holdings, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	3,780	(38)	—	—%
TigerConnect, Inc.
Healthcare	First lien (2)(15)(18) - Undrawn	—	—	—	02/2022	02/2025	76	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	4,267	(43)	—
								(43)	—	—%
CentralSquare Technologies, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	04/2024	04/2030	3,980	(50)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Recorded Future, Inc.
Software	First lien (3)(18) - Undrawn	—	—	—	06/2024	06/2030	$4,531	$(23)	$—
	First lien (3)(18) - Undrawn	—	—	—	06/2024	06/2026	7,311	(37)	—
								(60)	—	—%
Galway Borrower LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	04/2024	10/2025	136	(1)	(1)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(1)	(0.00)%
CB Buyer, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	07/2024	07/2026	934	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	07/2024	07/2031	364	(2)	(2)
								(2)	(2)	(0.00)%
CRCI Longhorn Holdings, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	08/2024	08/2026	1,629	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2024	08/2031	543	(3)	(3)
								(3)	(3)	(0.00)%
NC Topco, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	08/2024	08/2026	1,672	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2024	09/2031	669	(3)	(3)
								(3)	(3)	(0.00)%
Associations, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	05/2024	07/2028	3,840	(2)	(2)
	First lien (3)(15)(18) - Undrawn	—	—	—	05/2024	07/2028	3,077	(2)	(2)
								(4)	(4)	(0.00)%
Park Place Technologies, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2024	03/2030	757	(2)	(2)
	First lien (3)(15)(18) - Undrawn	—	—	—	07/2024	09/2025	1,201	(3)	(3)
								(5)	(5)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Legends Hospitality Holding Company, LLC
Business Services	First lien (5)(15)(18) - Undrawn	—	—	—	08/2024	08/2026	$358	$—	$—
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2024	08/2030	715	(7)	(7)
								(7)	(7)	(0.00)%
Specialtycare, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	06/2021	06/2026	347	(5)	(10)	(0.00)%
DOCS, MSO, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2028	2,405	—	(13)	(0.00)%
GraphPAD Software, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	06/2024	06/2031	1,682	(4)	(4)
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2024	06/2026	4,038	(10)	(10)
								(14)	(14)	(0.00)%
Groundworks, LLC
Business Services	First lien (4)(18) - Undrawn	—	—	—	03/2024	03/2026	2,938	(15)	(17)	(0.00)%
iCIMS, Inc.
Software	First lien (2)(15)(18) - Undrawn	—	—	—	09/2023	08/2028	7,403	(2)	—
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2022	08/2028	2,471	(22)	(19)
								(24)	(19)	(0.00)%
Eclipse Topco, Inc. (36)
Eclipse Buyer Inc.
Software	First lien (4)(18) - Undrawn	—	—	—	09/2024	09/2026	1,206	—	—
	First lien (3)(18) - Undrawn	—	—	—	09/2024	09/2031	4,190	(21)	(21)
								(21)	(21)	(0.00)%
Diamond Parent Holdings Corp. (28)
Diligent Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	04/2024	08/2030	2,265	(8)	(8)
	First lien (3)(15)(18) - Undrawn	—	—	—	04/2024	04/2026	3,398	(13)	(13)
								(21)	(21)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Baker Tilly Advisory Group, LP
Financial Services	First lien (3)(15)(18) - Undrawn	—	—	—	05/2024	06/2026	$2,065	$—	$(15)
	First lien (3)(15)(18) - Undrawn	—	—	—	05/2024	06/2030	2,894	(22)	(22)
								(22)	(37)	(0.00)%
ACI Parent Inc.(29)
ACI Group Holdings, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2027	1,295	(13)	(38)	(0.00)%
Power Grid Holdings, Inc.
Business Products	First lien (3)(15)(18) - Undrawn	—	—	—	11/2023	12/2030	4,289	(43)	(43)	(0.00)%
KPSKY Acquisition Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	11/2023	11/2025	1,568	—	(47)	(0.00)%
Notorious Topco, LLC
Consumer Products	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	05/2027	880	(7)	(64)	(0.00)%
Model N, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	06/2024	06/2031	4,825	(24)	(24)
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2024	06/2026	9,047	—	(45)
								(24)	(69)	(0.01)%
Total Unfunded Debt Investments - United States								$(1,089)	$(439)	(0.01)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	12/2022	12/2028	$320	$(5)	$—
Total Unfunded Debt Investments - Australia								$(5)	$—	—%
Total Unfunded Debt Investments								$(1,094)	$(439)	(0.03)%
Total Non-Controlled/Non-Affiliated Investments								$2,459,913	$2,446,773	178.86%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Affiliated Investments (37)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (24)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(15)	SOFR(Q)*	13.00%/PIK	17.60%	12/2020	01/2027	$21,323	$21,250	$21,323	1.56%
Eagle Infrastructure Super HoldCo, LLC (34)
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.)
Business Services	First lien (2)(14)(15)	SOFR(Q)	7.50%	12.25%	03/2023	04/2028	10,628	10,628	10,628
	First lien (3)(15)	SOFR(Q)	7.50%	12.25%	03/2023	04/2028	340	340	341
								10,968	10,969	0.80%
Permian Holdco 3, Inc.
Permian Trust
Energy	Trust Claim(9)(15)	FIXED(Q)(20)*	10.00%/PIK	10.00%	03/2021	—	247	—	—
	First lien (3)(15)	SOFR(Q)(20)*	10.00%/PIK	11.00%	07/2020	—	3,409	—	—
								—	—	—%
Total Funded Debt Investments - United States								$32,218	$32,292	2.36%
Equity - United States
TVG-Edmentum Holdings, LLC(24)
Education	Ordinary shares (3)(15)	FIXED(Q)*	12.00%/PIK	12.00%	12/2020	—	48,899	$65,291	$63,285
	Preferred shares (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	05/2024	—	3,480	7,253	7,253
								72,544	70,538	5.16%
Eagle Infrastructure Super HoldCo, LLC
Business Services	Ordinary shares (3)(15)	—	—	—	03/2023	—	72,536	4,104	8,187	0.60%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(15)	—	—	—	07/2017	—	25,000,000	11,501	1,799
	Ordinary shares (3)(15)	—	—	—	07/2017	—	2,786,000	1,282	201
								12,783	2,000	0.15%
Total Shares - United States								$89,431	$80,725	5.91%
Total Non-Controlled/Affiliated Investments								$121,649	$113,017	8.27%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Controlled Investments (38)
Funded Debt Investments - United States
New Benevis Topco, LLC (26)
New Benevis Holdco, Inc.
Healthcare	First lien (2)(15)	FIXED(Q)*	12.00%/PIK	12.00%	10/2020	10/2026	$44,697	$44,697	$44,697
	First lien (3)(13)(15)	FIXED(Q)*	12.00%/PIK	12.00%	10/2020	10/2026	32,168	32,168	32,168
	Subordinated (3)(15)	FIXED(M)*	12.00%/PIK	12.00%	10/2020	10/2026	23,098	22,115	18,480
								98,980	95,345	6.97%
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(13)(15)	SOFR(Q)	9.00%	13.87%	10/2020	12/2024	23,336	23,336	23,336
	First lien (3)(13)(15)(18) - Drawn	SOFR(Q)	6.00%	10.87%	10/2020	12/2024	19,472	19,472	19,472
								42,808	42,808	3.13%
UniTek Global Services, Inc.
Business Services	Second lien (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	12/2020	06/2028	15,031	15,031	15,031
	Second lien (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	07/2022	06/2028	6,664	6,664	6,664
								21,695	21,695	1.59%
NHME Holdings Corp. (25)
National HME, Inc.
Healthcare	Second lien (3)(15)	SOFR(Q)(20)*	5.00%/PIK	10.59%	11/2018	11/2025	8,281	7,872	3,000	0.22%
Total Funded Debt Investments - United States								$171,355	$162,848	11.91%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(15)	—	—	—	05/2018	—	—	$160,000	$160,000	11.70%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(15)	—	—	—	05/2021	—	—	112,400	112,400	8.22%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(15)	—	—	—	06/2018	—	—	74,248	103,239	7.55%
New Benevis Topco, LLC (26)
Healthcare	Ordinary shares (2)(15)	—	—	—	10/2020	—	325,516	27,154	28,481
	Ordinary shares (3)(15)	—	—	—	10/2020	—	152,548	12,768	13,347
								39,922	41,828	3.06%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

UniTek Global Services, Inc.
Business Services	Preferred shares (3)(15)	FIXED(Q)*	20.00%/PIK	20.00%	08/2018	—	21,717,347	$21,717	$20,558
	Preferred shares (3)(15)	FIXED(Q)*	20.00%/PIK	20.00%	08/2019	—	12,907,638	12,908	12,478
	Preferred shares (3)(15)	FIXED(Q)(20)*	19.00%/PIK	19.00%	06/2017	—	19,795,435	19,795	2,407
	Preferred shares (2)(15)	FIXED(Q)(20)*	13.50%/PIK	13.50%	01/2015	—	29,326,545	26,946	—
	Preferred shares (3)(15)	FIXED(Q)(20)*	13.50%/PIK	13.50%	01/2015	—	8,104,462	7,447	—
	Ordinary shares (2)(15)	—	—	—	01/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(15)	—	—	—	01/2015	—	1,993,749	532	—
								91,270	35,443	2.59%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(15)	—	—	—	10/2020	—	100	11,155	20,000	1.46%
NM CLFX LP
Net Lease	Membership interest (7)(15)	—	—	—	10/2017	—	—	12,279	10,031	0.73%
NM YI, LLC
Net Lease	Membership interest (7)(15)	—	—	—	09/2019	—	—	6,272	9,961	0.73%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(15)	—	—	—	06/2018	—	—	850	1,649	0.12%
QID TRH Holdings LLC (22)
Haven Midstream Holdings LLC(22)
Specialty Chemicals & Materials	Ordinary shares (12)(15)	—	—	—	10/2021	—	80	—	652
	Profit Interest (6)(15)	—	—	—	10/2021	—	5	—	2
								—	654	0.05%
NHME Holdings Corp.(25)
Healthcare	Ordinary shares (3)(15)	—	—	—	11/2018	—	640,000	4,000	—	—%
Total Shares - United States								$512,396	$495,205	36.21%
Total Shares								$512,396	$495,205	36.21%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(15)	—	—	—	12/2020	02/2025	13,339	$—	$47,428	3.47%
NHME Holdings Corp. (25)
Healthcare	Warrants (3)(15)	—	—	—	11/2018	—	160,000	1,000	—	—%
Total Warrants - United States								$1,000	$47,428	3.47%
Total Funded Investments								$684,751	$705,481	51.59%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)(18) - Undrawn	—	—	—	10/2020	12/2024	2,423	$—	$—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Total Coupon (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Haven Midstream Holdings LLC (22)
Haven Midstream LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	10/2026	8,000	$—	$—	—%
Total Unfunded Debt Investments - United States								$—	$—	—%
Total Controlled Investments								$684,751	$705,481	51.59%
Total Investments								$3,266,313	$3,265,271	238.72%

(1)New Mountain Finance Corporation (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is held by New Mountain Finance Holdings, L.L.C.
(3)Investment is held by New Mountain Finance Corporation
(4)Investment is held by New Mountain Finance SBIC, L.P.
(5)Investment is held by New Mountain Finance SBIC II, L.P.
(6)Investment is held by NMF QID NGL Holdings, Inc.
(7)Investment is held by New Mountain Net Lease Corporation.
(8)Investment is held by NMF Ancora Holdings, Inc.
(9)Investment is held by NMF Permian Holdings, LLC.
(10)Investment is held by NMF HB, Inc.
(11)Investment is held by NMF Pioneer, Inc.
(12)Investment is held by NMF TRM, LLC.
(13)Investment is pledged as collateral for the NMFC Credit Facility, a revolving credit facility among the Company as the Borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, sole lead arranger, and sole book runner, and the lenders party thereto. See Note 7. Borrowings, for details
(14)Investment is pledged as collateral for the Holdings Credit Facility, a revolving credit facility among the Company, as the Collateral Manager, New Mountain Finance Holdings, L.L.C. as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent, and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian.. See Note 7. Borrowings, for details.
(15)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(16)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of September 30, 2024, the par value U.S. dollar equivalent of the Tennessee Bidco Limited first lien term loans is $41,302 and the Nelipak Holding Company first lien term loan, undrawn delayed draw term loan and undrawn revolver is $18,445, $7,138 and $1,332, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
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
(19)Total Coupon is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest and dividends at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA) and Euro Interbank Offered Rate (EURIBOR) and which resets daily (D), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current coupon rate provided reflects the rate in effect as of September 30, 2024.
(20)Investment is on non-accrual status. See Note 3. Investments, for details.
(21)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $13,500 as of September 30, 2024. See Note 2. Summary of Significant Accounting Policies, for details.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

(22)The Company holds investments in multiple entities of Haven Midstream Holdings LLC. The Company holds 4.6% of the Class B profits interest in QID NGL, LLC (which at closing represented 97.0% of the ownership in the class B units in QID TRH Holdings, LLC), class A common units of Haven Midstream Holdings LLC, and holds a first lien revolver in Haven Midstream LLC.
(23)The Company holds preferred equity in Bamboo Health Intermediate Holdings, Inc.(fka Appriss Health Intermediate Holdings, Inc.) and holds a first lien term loan and a first lien revolver in Bamboo Health Holdings, LLC (fka Appriss Health, LLC), a wholly-owned subsidiary of Bamboo Health Intermediate Holdings, Inc.
(24)The Company holds ordinary shares and preferred equity in TVG-Edmentum Holdings, LLC, and subordinated notes in Edmentum Ultimate Holdings, LLC, a wholly-owned subsidiary of TVG-Edmentum Holdings, LLC.
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
(28)The Company holds investments in two wholly-owned subsidiaries of Diamond Parent Holdings Corp. The Company holds three first lien term loans and a first lien revolver in Diligent Corporation and preferred equity in Diligent Preferred Issuer Inc.
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
(35)The Company holds ordinary shares in Ambrosia Holdco Corp. and two first lien term loans and a subordinated loan in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Holdco Corp.
(36)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc..
(37)Denotes a portfolio company of which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of September 30, 2024 and December 31, 2023, along with transactions during the nine months ended September 30, 2024 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2024	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.) / Eagle Infrastructure Super HoldCo, LLC	$17,873	$—	$(50)	$1,333	$19,156	$—	$1,088	$—	$—
Sierra Hamilton Holdings Corporation	2,000	—	—	—	2,000	—	—	—	—
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	113,786	13,804	—	(35,729)	91,861	—	2,685	4,211	188
Total Non-Controlled/Affiliated Investments	$133,659	$13,804	$(50)	$(34,396)	$113,017	$—	$3,773	$4,211	$188

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

(38)    Denotes portfolio companies which the Company "controls", as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of September 30, 2024 and December 31, 2023, along with transactions during the nine months ended September 30, 2024 in which the issuer was a controlled investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2023	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2024	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Haven Midstream LLC / Haven Midstream Holdings LLC / QID TRH Holdings LLC	$3,419	$—	$—	$(2,765)	$654	$3,895	$—	$—	$30
National HME, Inc./NHME Holdings Corp.	3,000	—	—	—	3,000	—	—	—	—
New Benevis Topco, LLC / New Benevis Holdco, Inc.	135,401	7,411	—	(5,639)	137,173	—	9,679	—	375
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	63,170	5,637	—	(5,999)	62,808	—	4,010	—	375
NM APP Canada Corp.	7	—	—	(7)	—	31	—	—	—
NM CLFX LP	11,731	—	—	(1,700)	10,031	—	—	601	—
NM NL Holdings, L.P.	96,071	—	(2,123)	9,291	103,239	(548)	—	6,133	181
NM GP Holdco, LLC	1,048	—	(11)	612	1,649	(3)	—	67	—
NM YI LLC	9,550	—	—	411	9,961	—	—	654	—
NMFC Senior Loan Program III LLC	140,000	20,000	—	—	160,000	—	—	17,204	—
NMFC Senior Loan Program IV LLC	112,400	—	—	—	112,400	—	—	12,153	—
UniTek Global Services, Inc.	91,999	7,014	—	5,553	104,566	—	2,301	4,715	1,088
Total Controlled Investments	$667,796	$40,062	$(2,134)	$(243)	$705,481	$3,375	$15,990	$41,527	$2,049

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
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2024, 15.4% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2024
(unaudited)

September 30, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	63.48%
Second lien	7.68%
Subordinated	3.36%
Equity and other	25.48%
Total investments	100.00%

September 30, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	28.37%
Business Services	17.64%
Healthcare	15.58%
Investment Funds (includes investments in joint ventures)	8.34%
Consumer Services	6.09%
Education	5.74%
Financial Services	3.84%
Net Lease	3.82%
Distribution & Logistics	3.53%
Packaging	2.10%
Energy	1.98%
Food & Beverage	1.25%
Business Products	0.82%
Consumer Products	0.59%
Specialty Chemicals & Materials	0.31%
Total investments	100.00%

September 30, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	87.37%
Fixed rates	12.63%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

September 30, 2024
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through September 30, 2024, NMFC has raised approximately $1,034,550 in net proceeds from additional offerings of its common stock.
New Mountain Finance Advisers, L.L.C. (the “Investment Adviser”), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with over $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations.
The Company has established the following wholly-owned direct and indirect subsidiaries:
•New Mountain Finance Holdings, L.L.C. ("NMF Holdings") and New Mountain Finance DB, L.L.C. ("NMFDB"), whose assets are used to secure NMF Holdings’ credit facility and were used to secure NMFDB’s credit facility, until its termination on September 30, 2024, respectively;
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
Similar to the Company, the investment objective of SBIC I and SBIC II is to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of September 30, 2024, the Company’s top five industry concentrations were software, business services, healthcare, investment funds (which includes the Company's investments in its joint ventures) and consumer services.
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
Interest rate swaps are agreements to exchange interest payments based upon notional amounts and subject the Company to market risk associated with changes in interest rates and changes in interest rate volatility, as well as the credit risk that the counterparty will fail to perform. The Company designates all interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship. As a result, the change in fair value of the hedging instrument and hedged item are recorded in "Interest expense" and recognized as components of "Interest expense" in the Company’s Consolidated Statements of Operations. The fair value of the interest rate swap is included as a component of "Derivative asset at fair value" or "Derivative liability at fair value" on the Company’s Consolidated Statements of Assets and Liabilities. Derivative assets at fair value and derivative liabilities at fair value, including variation margin as applicable, are included in the "Net change due to hedging activity" line item in the operating section in the Company’s Consolidated Statements of Cash Flows.
The Company elected not to offset derivative assets and liabilities and cash collateral held with the same counterparty where it has a legally enforceable master netting agreement.
Refer to Note 4. Fair Value and Note 7. Borrowings for more information on derivative instruments and hedging activities.
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments as of September 30, 2024 are disclosed on the Company's Consolidated Schedule of Investments.

On March 30, 2020, an affiliate of the Investment Adviser purchased directly from NMNLC 105,030 shares of NMNLC’s common stock at a price of $107.73 per share, which represented the net asset value per share of NMNLC at the date of purchase, for an aggregate purchase price of approximately $11,315. Immediately thereafter, NMNLC redeemed 105,030 shares of its common stock held by NMFC in exchange for a promissory note with a principal amount of $11,315 and a 7.0% interest rate, which was repaid by NMNLC to NMFC on March 31, 2020. Effective July 1, 2024, NMNLC purchased 63,575 shares of NMNLC's common stock from an affiliate of the Investment Adviser at remaining original cost, a price of $73.39 per share, for an aggregate purchase price of approximately $4,666. Immediately thereafter, NMNLC sold 63,575 shares of its common stock to NMFC at remaining original cost, a price of $73.39 per share, for an aggregate purchase price of approximately $4,666.

Below is certain summarized property information for NMNLC as of September 30, 2024:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2024
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$104,888
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	10,031
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,961
					$124,880

Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2024 and December 31, 2023, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $13,500 and $16,500, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2024 and December 31, 2023.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2024, the Company recognized PIK and non-cash interest from investments of $9,050 and $27,735, respectively, and PIK and non-cash dividends from investments of $8,319 and $23,484, respectively. For the three and nine months ended September 30, 2023, the Company recognized PIK and non-cash interest from investments of $7,917 and $24,807, respectively, and PIK and non-cash dividends from investments of $6,988 and $20,225, respectively.
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
The following table summarizes the current income tax expense (benefit), deferred income tax provision (benefit) and total income tax provision (benefit), for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Current income tax expense (benefit)	$118	$(627)	$353	$401
Deferred income tax provision (benefit)	1,037	(291)	1,804	(66)
Total income tax provision (benefit)	$1,155	$(918)	$2,157	$335

As of September 30, 2024 and December 31, 2023, the Company had $1,100 of deferred tax liabilities and $594 of deferred tax assets, respectively, primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Stock repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On October 23, 2024, the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2025 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three and nine months ended September 30, 2024 and September 30, 2023, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 outstanding shares of its common stock under the Repurchase Program.
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
Note 3. Investments
At September 30, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$2,083,293	$2,072,485
Second lien	260,689	250,871
Subordinated	120,011	109,811
Equity and other	802,320	832,104
Total investments	$3,266,313	$3,265,271

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$930,735	$926,639
Business Services	583,812	575,852
Healthcare	521,248	508,572
Investment Funds (includes investments in joint ventures)	272,400	272,400
Consumer Services	198,419	198,868
Education	202,259	187,313
Financial Services	120,049	125,294
Net Lease	93,649	124,880
Distribution & Logistics	114,318	115,361
Packaging	67,398	68,538
Energy	66,746	64,808
Food & Beverage	38,612	40,852
Business Products	26,672	26,692
Consumer Products	20,639	19,177
Specialty Chemicals & Materials	9,357	10,025
Total investments	$3,266,313	$3,265,271

At December 31, 2023, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,709,247	$1,683,952
Second lien	472,930	424,513
Subordinated	100,236	90,948
Equity and other	755,795	811,909
Total investments	$3,038,208	$3,011,322

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$815,065	$809,401
Business Services	561,492	539,926
Healthcare	516,086	477,854
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	188,851	211,550
Consumer Services	192,796	192,501
Net Lease	95,782	118,407
Distribution & Logistics	118,212	110,721
Financial Services	104,330	105,138
Energy	61,108	65,170
Packaging	43,181	36,007
Specialty Chemicals & Materials	25,329	28,452
Business Products	22,630	22,628
Food & Beverage	20,370	22,055
Consumer Products	20,576	19,112
Total investments	$3,038,208	$3,011,322
During the second quarter of 2022, the Company placed its second lien position in National HME, Inc. ("National HME") on non-accrual status. As of September 30, 2024, the Company's second lien position in National HME had an aggregate cost basis of $7,872, an aggregate fair value of $3,000 and total unearned interest income of $535 and $1,543, respectively, for the three and nine months then ended.
As of September 30, 2024, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $31,406, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an initial aggregate principal amount of $13,479 of its first lien term loans on non-accrual status. During the third quarter of 2023, the Company placed the remaining aggregate principal amount of $17,927 of its first lien term loans on non-accrual status. As of September 30, 2024, the Company's positions in AAC on non-accrual status had an aggregate cost basis of $31,370, an aggregate fair value of $17,999 and total unearned interest income of $1,299 and $3,684, respectively, for the three and nine months then ended.
During the first quarter of 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of September 30, 2024, the Company's junior preferred shares in UniTek had an aggregate cost basis of $34,393, an aggregate fair value of $0 and total unearned dividend income of $2,221 and $6,448, respectively, for the three and nine months then ended. During the third quarter of 2021, the Company placed an aggregate amount of $19,795 of its investment in the senior preferred shares of UniTek on non-accrual status. As of September 30, 2024, the Company's senior preferred shares in UniTek had an aggregate cost basis of $19,795, an aggregate fair value of approximately $2,407 and total unearned dividend income of approximately $1,725 and $4,943, respectively, for the three and nine months then ended.

During the second quarter of 2024, the Company placed its junior preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. As of September 30, 2024, the Company's junior preferred shares in Transcendia had an aggregate cost basis of $2,565, an aggregate fair value of $2,702 and total unearned income of $106 and $150, respectively, for the three and nine months then ended.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of September 30, 2024 and December 31, 2023, the SPP Agreement had a cost basis of $14,500 and $14,500, respectively and a fair value of $6,525 and $7,975, respectively, which is reflective of the higher inherent risk in this transaction.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of September 30, 2024, the Company and SkyKnight II have committed and contributed $160,000 and $40,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2024 and December 31, 2023.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A. As of the amendment on July 3, 2024, the maturity date of SLP III's revolving credit facility was extended from January 8, 2026 to January 8, 2029, and the reinvestment period was extended from July 8, 2026 to July 8, 2027. As of the amendment on July 3, 2024, during the reinvestment period, the credit facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.65%, and after the reinvestment period it will bear interest at a rate of SOFR plus 1.95%. From June 23, 2023 to July 3, 2024, during the reinvestment period, the credit facility bore interest at a rate of the SOFR plus 1.80%, and after the reinvestment period it bore interest at a rate of SOFR plus 2.10%. Prior to the amendment on June 23, 2023, the facility bore interest at a rate of London Interbank Offered Rate ("LIBOR") plus 1.60% per annum during the reinvestment period and LIBOR plus 1.90% per annum after the reinvestment period. As of September 30, 2024, SLP III's revolving credit facility has a maximum borrowing capacity of $600,000. As of September 30, 2024 and December 31, 2023, SLP III had total investments with an aggregate fair value of approximately $680,676 and $636,560, respectively, and debt outstanding under its credit facility of $473,200 and $453,200, respectively. As of September 30, 2024 and December 31, 2023, none of SLP III's investments were on non-accrual.

Additionally, as of September 30, 2024 and December 31, 2023, SLP III had unfunded commitments in the form of delayed draws of $1,768 and $1,127, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
First lien investments (1)	$694,510	$657,208
Weighted average interest rate on first lien investments (2)	9.07%	9.79%
Number of portfolio companies in SLP III	88	87
Largest portfolio company investment (1)	$17,743	$17,883
Total of five largest portfolio company investments (1)	$80,382	$79,458

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of September 30, 2024:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	8.71%	12/2027	$2,358	$2,351	$2,313
AG Parent Holdings, LLC	Healthcare	SOFR(Q)	5.00%	10.32%	07/2026	7,237	7,226	6,731
Ardonagh Midco 3 Limited	Financial Services	SOFR (Q)	3.75%	8.35%	02/2031	9,400	9,353	9,420
Aretec Group, Inc. (fka RCS Capital Corporation)	Financial Services	SOFR(M)	4.00%	8.85%	08/2030	6,577	6,444	6,453
Ascensus Group Holdings, Inc.	Business Services	SOFR(M)	3.50%	8.46%	08/2028	2,795	2,785	2,798
AssuredPartners, Inc	Business Services	SOFR(M)	3.50%	8.35%	02/2031	1,960	1,958	1,961
Aston FinCo S.a r.l.	Software	SOFR(M)	4.25%	9.21%	10/2026	5,730	5,711	5,469
Asurion, LLC	Business Services	SOFR(M)	4.25%	9.20%	08/2028	13,167	13,068	12,992
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	8.10%	02/2029	6,790	6,589	6,759
Bach Finance Limited	Education	SOFR(Q)	3.75%	8.81%	02/2031	2,129	2,124	2,144
Bayou Intermediate II, LLC	Healthcare	SOFR(Q)	4.50%	10.01%	08/2028	3,969	3,947	3,890
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	4.00%	8.85%	12/2028	7,421	7,362	7,433
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	8.70%	05/2028	7,820	7,799	7,834
BIFM CA Buyer Inc.	Business Services	SOFR(M)	4.25%	9.10%	05/2028	3,580	3,538	3,598
Boxer Parent Company Inc.	Software	SOFR(Q)	3.75%	9.01%	07/2031	15,321	15,283	15,301
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	5.00%	9.70%	05/2028	14,146	13,820	14,228
Brown Group Holding, LLC	Distribution & Logistics	SOFR(Q)	2.75%	7.84%	07/2031	2,704	2,653	2,701
BW Holding, Inc.	Packaging	SOFR(Q)	4.00%	9.21%	12/2028	2,750	2,591	2,542
Cardinal Parent, Inc.	Software	SOFR(Q)	4.50%	9.25%	11/2027	9,746	9,601	9,128
CE Intermediate I, LLC	Software	SOFR(Q)	3.50%	8.76%	11/2028	10,728	10,679	10,758
Chrysaor Bidco S.a r.l.	Information Services	SOFR (Q)	3.50%	8.10%	07/2031	2,131	2,131	2,143
Cloudera, Inc.	Software	SOFR(M)	3.75%	8.70%	10/2028	12,527	12,355	12,235
CommerceHub, Inc.	Software	SOFR(M)	6.25%	11.35%	12/2027	3,930	3,582	3,930
CommerceHub, Inc.	Software	SOFR(M)	4.00%	9.20%	12/2027	6,899	6,837	6,432
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	8.96%	11/2028	9,719	9,686	9,525
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.75%	8.35%	02/2029	6,825	6,802	6,853
ConnectWise, LLC	Software	SOFR(Q)	3.50%	8.37%	09/2028	7,979	7,960	7,983
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	1.00% + 4.25%/PIK	9.95%	07/2029	8,812	8,667	7,979
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	8.71%	10/2028	2,566	2,558	2,406
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	9.60%	10/2029	9,831	9,453	9,355
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.50%	8.35%	07/2031	11,580	11,523	11,628
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.75%	8.71%	03/2028	10,314	10,283	10,298
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	9.69%	10/2029	9,468	9,009	9,436
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	9.00%	03/2028	15,329	15,040	14,020
EAB Global, Inc.	Education	SOFR(M)	3.25%	8.10%	08/2028	2,823	2,804	2,816
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	8.85%	04/2029	7,411	7,304	7,048
Eisner Advisory Group LLC	Financial Services	SOFR(M)	4.00%	8.85%	02/2031	8,654	8,591	8,690
eResearchTechnology, Inc.	Healthcare	SOFR(M)	4.00%	8.85%	02/2027	3,603	3,603	3,623
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	8.75%	03/2028	16,549	16,537	16,247
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	9.26%	08/2028	14,246	14,134	13,747
Groundworks, LLC	Business Services	SOFR(M)	3.50%	8.60%	03/2031	259	257	258
Groundworks, LLC	Business Services	SOFR(M)	3.50%	8.60%	03/2031	8,811	8,760	8,761
Heartland Dental, LLC	Healthcare	SOFR(M)	4.50%	9.35%	04/2028	14,072	13,639	13,846
Help/Systems Holdings, Inc.	Software	SOFR(M)	4.00%	8.95%	11/2026	17,743	17,677	16,939
Higginbotham Insurance Agency, Inc.	Business Services	SOFR(M)	4.50%	9.35%	11/2026	8,919	8,876	8,919
HighTower Holding, LLC	Financial Services	SOFR(Q)	3.50%	8.75%	08/2028	4,694	4,666	4,702
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	10.20%	04/2029	8,089	7,866	7,890

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.95%	08/2028	$4,500	$4,468	$4,483
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(Q)	4.00%	9.06%	03/2031	10,022	9,998	10,068
LI Group Holdings, Inc.	Software	SOFR(M)	3.50%	8.46%	03/2028	3,714	3,709	3,728
LSCS Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.46%	12/2028	12,004	11,908	11,981
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	4.00%	9.34%	11/2030	2,830	2,791	2,851
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	10.20%	05/2028	1,970	1,901	1,967
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	9.15%	05/2028	8,877	8,850	8,863
Maverick Bidco Inc.	Software	SOFR(Q)	4.25%	9.76%	05/2028	2,469	2,375	2,468
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(M)	3.50%	8.35%	05/2028	4,100	4,089	4,103
MED ParentCo, LP	Healthcare	SOFR(M)	4.00%	8.85%	04/2031	9,954	9,907	9,981
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	9.10%	05/2028	7,094	6,966	7,057
Nielsen Consumer Inc.	Business Services	SOFR(M)	4.75%	9.60%	03/2028	14,790	14,755	14,766
OMNIA Partners, LLC	Business Services	SOFR(Q)	3.25%	8.53%	07/2030	8,459	8,397	8,495
Osaic Holdings, Inc.	Financial Services	SOFR(M)	4.00%	8.85%	08/2028	11,597	11,474	11,490
Osmosis Buyer Limited	Consumer Products	SOFR(M)	3.50%	8.70%	07/2028	11,048	10,933	11,047
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	4.00%	9.25%	02/2029	1,699	1,696	1,704
Peraton Corp.	Federal Services	SOFR(M)	3.75%	8.70%	02/2028	4,114	4,103	3,968
Perforce Software, Inc.	Software	SOFR(M)	4.75%	9.60%	03/2031	6,614	6,585	6,613
Physician Partners, LLC	Healthcare	SOFR(S)	4.00%	9.56%	12/2028	4,199	4,170	2,737
Plano Holdco, Inc.	Information Technology	SOFR (Q)	3.50%	8.09%	08/2031	4,625	4,602	4,636
Planview Parent, Inc.	Software	SOFR(Q)	3.75%	8.35%	12/2027	10,667	10,506	10,689
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.75%	9.00%	10/2030	13,676	13,428	13,724
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	3.25%	8.21%	03/2028	4,274	4,262	4,274
Pushpay USA Inc.	Software	SOFR(Q)	4.50%	9.10%	08/2031	3,120	3,089	3,124
Quartz Holding Company	Software	SOFR(M)	4.00%	8.85%	10/2028	9,107	9,066	9,113
RealPage, Inc.	Software	SOFR(M)	3.00%	7.96%	04/2028	4,272	4,266	4,152
Renaissance Holding Corp.	Education	SOFR(M)	4.25%	9.10%	04/2030	5,042	4,915	5,046
RLG Holdings, LLC	Packaging	SOFR(M)	4.25%	9.21%	07/2028	5,683	5,666	5,562
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.47%	12/2027	6,290	6,214	6,304
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.25%	10.10%	12/2027	3,642	3,572	3,642
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	6.75%	12.00%	05/2027	2,546	2,546	2,444
Spring Education Group, Inc.	Education	SOFR(Q)	4.00%	8.60%	10/2030	12,256	12,119	12,360
Storable, Inc.	Software	SOFR(M)	3.50%	8.35%	04/2028	3,756	3,751	3,771
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.85%	12/2027	15,440	15,365	14,143
Syndigo LLC	Software	SOFR(M)	4.50%	9.46%	12/2027	14,713	14,656	14,694
Therapy Brands Holdings LLC	Healthcare	SOFR(M)	4.00%	8.96%	05/2028	4,026	4,014	3,317
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	9.00%	08/2028	6,527	6,506	6,539
TMF Sapphire Bidco B.V.	Business Services	SOFR(Q)	3.50%	8.82%	05/2028	2,647	2,604	2,660
TRC Companies LLC	Business Services	SOFR(M)	3.75%	8.71%	12/2028	13,920	13,869	13,932
UKG Inc.	Software	SOFR(Q)	3.25%	8.55%	02/2031	5,827	5,822	5,834
Valcour Packaging, LLC	Packaging	SOFR(Q)	5.25%	10.56%	10/2028	2,256	2,233	2,291
Valcour Packaging, LLC	Packaging	SOFR(Q)	1.50% + 2.25%/PIK	9.33%	10/2028	3,075	3,075	2,687
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	4.75%	9.35%	07/2029	4,467	4,447	4,470
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	10.10%	07/2029	6,936	6,671	6,879
Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	8.87%	10/2028	14,144	14,120	14,155
Xplor T1, LLC	Software	SOFR(Q)	4.25%	8.85%	06/2031	5,601	5,573	5,643

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.25%	10.51%	02/2028	$4,042	$3,918	$4,066
Total Funded Investments						$692,742	$685,432	$680,683
Unfunded Investments - First lien
Chrysaor Bidco S.a r.l.	Information Services	—	—	—	05/2031	$158	$—	$1
DG Investment Intermediate Holdings 2, Inc.	Business Services	—	—	—	03/2026	246	(1)	—
Groundworks, LLC	Business Services	—	—	—	03/2026	1,364	(4)	(8)
Total Unfunded Investments						$1,768	$(5)	$(7)
Total Investments						$694,510	$685,427	$680,676

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2024.
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

Below is certain summarized financial information for SLP III as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and September 30, 2023:

Selected Balance Sheet Information:	September 30, 2024	December 31, 2023
Investments at fair value (cost of $685,427 and $646,315)	$680,676	$636,560
Cash and other assets	21,667	21,443
Receivable from unsettled securities sold	1,842	—
Total assets	$704,185	$658,003

Credit facility	$473,200	$453,200
Deferred financing costs (net of accumulated amortization of $6,196 and $5,650, respectively)	(4,005)	(943)
Payable for unsettled securities purchased	26,321	23,881
Distribution payable	6,959	6,672
Other liabilities	7,670	7,862
Total liabilities	510,145	490,672

Members' capital	$194,040	$167,331
Total liabilities and members' capital	$704,185	$658,003

Selected Statement of Operations Information:	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest income	$17,860	$16,848	$51,245	$48,083
Other income	49	295	134	452
Total investment income	17,909	17,143	51,379	48,535

Interest and other financing expenses	8,888	9,061	26,599	26,336
Other expenses	229	317	737	853
Total expenses	9,117	9,378	27,336	27,189
Net investment income	8,792	7,765	24,043	21,346

Net realized gains (losses) on investments	74	(545)	(5,833)	(2,400)
Net change in unrealized (depreciation) appreciation of investments	(1,493)	11,856	5,005	27,810
Net increase in members' capital	$7,373	$19,076	$23,215	$46,756
For the three and nine months ended September 30, 2024, the Company earned approximately $5,567 and $17,205, respectively, of dividend income related to SLP III, which is included in dividend income. For the three and nine months ended September 30, 2023, the Company earned approximately $4,900 and $14,700, respectively, of dividend income related to SLP III, which is included in dividend income. As of September 30, 2024 and December 31, 2023, approximately $5,567 and $5,338, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of September 30, 2024, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2024 and December 31, 2023.
On May 5, 2021, SLP IV entered into a $370,000 revolving credit facility with Wells Fargo Bank, National Association which matures on March 27, 2029. As of the amendment on March 27, 2024, the facility bears interest at a rate of SOFR plus 1.90%. From April 28, 2023 to March 27, 2024, the facility bore interest at a rate of SOFR plus 1.70%. Prior to the amendment on April 28, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum. As of September 30, 2024 and December 31, 2023, SLP IV had total investments with an aggregate fair value of approximately $466,322 and $467,886, respectively, and debt outstanding under its credit facility of $341,937 and $306,537, respectively. As of September 30, 2024 and December 31, 2023, none of SLP IV’s investments were on non-accrual. Additionally, as of September 30, 2024 and December 31, 2023, SLP IV had unfunded commitments in the form of delayed draws of $753 and $792, respectively.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
First lien investments (1)	$478,284	$482,776
Weighted average interest rate on first lien investments (2)	9.16%	9.81%
Number of portfolio companies in SLP IV	78	78
Largest portfolio company investment (1)	$17,803	$17,400
Total of five largest portfolio company investments (1)	$62,735	$67,838

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2024:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADG, LLC	Healthcare	SOFR(Q)	1.00% + 3.00%/ PIK	8.85%	09/2026	$17,803	$17,798	$15,840
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	8.71%	12/2027	1,819	1,814	1,784
Aretec Group, Inc. (fka RCS Capital Corporation)	Financial Services	SOFR(M)	4.00%	8.85%	08/2030	4,768	4,674	4,679
Ascensus Group Holdings, Inc.	Business Services	SOFR(M)	3.50%	8.46%	08/2028	4,138	4,125	4,143
Asurion, LLC	Business Services	SOFR(M)	4.25%	9.20%	08/2028	9,717	9,644	9,587
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	8.10%	02/2029	2,355	2,347	2,344
Bach Finance Limited	Education	SOFR(Q)	3.75%	8.81%	02/2031	1,611	1,607	1,623
Barracuda Parent, LLC	Software	SOFR(S)	4.50%	9.81%	08/2029	4,913	4,800	4,791
Bayou Intermediate II, LLC	Healthcare	SOFR(Q)	4.50%	10.01%	08/2028	8,872	8,837	8,694
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	4.00%	8.85%	12/2028	5,299	5,262	5,307
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	8.70%	05/2028	747	745	748
BIFM CA Buyer Inc.	Business Services	SOFR(M)	4.25%	9.10%	05/2028	2,709	2,678	2,723
Bleriot US Bidco Inc.	Federal Services	SOFR(Q)	3.25%	7.85%	10/2030	3,871	3,855	3,883
Boxer Parent Company Inc.	Software	SOFR(Q)	3.75%	9.01%	07/2031	10,440	10,414	10,426
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	5.00%	9.70%	05/2028	4,360	4,260	4,386
BW Holding, Inc.	Packaging	SOFR(Q)	4.00%	9.21%	12/2028	2,029	1,912	1,876
CE Intermediate I, LLC	Software	SOFR(Q)	3.50%	8.76%	11/2028	8,033	7,996	8,056
Chrysaor Bidco S.a r.l.	Information Services	SOFR (Q)	3.50%	8.10%	07/2031	1,573	1,573	1,581
Cloudera, Inc.	Software	SOFR(M)	3.75%	8.70%	10/2028	9,346	9,215	9,128
CommerceHub, Inc.	Software	SOFR(M)	6.25%	11.35%	12/2027	540	540	540
CommerceHub, Inc.	Software	SOFR(M)	4.00%	9.20%	12/2027	4,078	3,924	3,802
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	8.96%	11/2028	6,506	6,484	6,376
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.75%	8.35%	02/2029	6,825	6,802	6,853
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	1.00% + 4.25%/PIK	9.95%	07/2029	3,389	3,333	3,069
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	8.71%	10/2028	1,833	1,827	1,718
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	9.60%	10/2029	6,606	6,453	6,286
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.50%	8.35%	07/2031	10,507	10,456	10,550
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	9.69%	10/2029	5,802	5,461	5,783
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	9.00%	03/2028	9,699	9,624	8,871
EAB Global, Inc.	Education	SOFR(M)	3.25%	8.10%	08/2028	998	992	995
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	8.85%	04/2029	7,424	7,326	7,060
Eisner Advisory Group LLC	Financial Services	SOFR(M)	4.00%	8.85%	02/2031	5,039	4,992	5,060
eResearchTechnology, Inc.	Healthcare	SOFR(M)	4.00%	8.85%	02/2027	2,173	2,164	2,184
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	8.75%	03/2028	10,082	10,034	9,897
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	9.26%	08/2028	11,072	10,961	10,685
Geo Parent Corporation	Business Services	SOFR(Q)	5.25%	10.60%	12/2028	9,585	9,450	9,585
Groundworks, LLC	Business Services	SOFR(M)	3.50%	8.60%	03/2031	121	120	120
Groundworks, LLC	Business Services	SOFR(M)	3.50%	8.60%	03/2031	4,113	4,074	4,090
Heartland Dental, LLC	Healthcare	SOFR(M)	4.50%	9.35%	04/2028	10,036	9,805	9,875
Help/Systems Holdings, Inc.	Software	SOFR(M)	4.00%	8.95%	11/2026	9,632	9,616	9,195
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	10.20%	04/2029	6,262	6,091	6,108
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.95%	08/2028	3,949	3,925	3,934
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(Q)	4.00%	9.06%	03/2031	4,560	4,549	4,581
LSCS Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.46%	12/2028	9,799	9,743	9,780
Mandolin Technology Intermediate Holdings, Inc.	Software	SOFR(Q)	3.75%	8.50%	07/2028	9,725	9,695	8,047
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	4.00%	9.34%	11/2030	2,034	2,006	2,049

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	10.20%	05/2028	$1,970	$1,901	$1,967
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	9.15%	05/2028	7,781	7,758	7,768
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(M)	3.50%	8.35%	05/2028	8,201	8,177	8,206
MED ParentCo, LP	Healthcare	SOFR(M)	4.00%	8.85%	04/2031	7,346	7,310	7,365
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	9.10%	05/2028	6,095	5,982	6,063
Nielsen Consumer Inc.	Business Services	SOFR(M)	4.75%	9.60%	03/2028	9,860	9,837	9,844
OMNIA Partners, LLC	Business Services	SOFR(Q)	3.25%	8.53%	07/2030	4,983	4,939	5,004
Osaic Holdings, Inc.	Financial Services	SOFR(M)	4.00%	8.85%	08/2028	11,460	11,367	11,355
Osmosis Buyer Limited	Consumer Products	SOFR(M)	3.50%	8.70%	07/2028	8,850	8,758	8,849
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	4.00%	9.25%	02/2029	1,311	1,308	1,314
Perforce Software, Inc.	Software	SOFR(M)	4.75%	9.60%	03/2031	4,880	4,860	4,880
Physician Partners, LLC	Healthcare	SOFR(S)	4.00%	9.56%	12/2028	3,173	3,151	2,069
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.75%	9.00%	10/2030	9,831	9,651	9,865
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	3.50%	8.46%	03/2028	4,975	4,953	4,981
Quartz Holding Company	Software	SOFR(M)	4.00%	8.85%	10/2028	6,892	6,861	6,897
RealPage, Inc.	Software	SOFR(M)	3.00%	7.96%	04/2028	1,361	1,358	1,322
Renaissance Holding Corp.	Education	SOFR(M)	4.25%	9.10%	04/2030	3,890	3,791	3,893
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.47%	12/2027	7,306	7,285	7,322
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	6.75%	12.00%	05/2027	4,461	4,456	4,283
Spring Education Group, Inc.	Education	SOFR(Q)	4.00%	8.60%	10/2030	9,455	9,347	9,535
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	5.25%	10.64%	07/2026	995	982	969
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	7.25%	12.64%	07/2026	2,254	2,204	2,254
Storable, Inc.	Software	SOFR(M)	3.50%	8.35%	04/2028	3,890	3,876	3,905
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.85%	12/2027	3,697	3,692	3,387
Syndigo LLC	Software	SOFR(M)	4.50%	9.46%	12/2027	9,823	9,813	9,811
Therapy Brands Holdings LLC	Healthcare	SOFR(M)	4.00%	8.96%	05/2028	5,923	5,905	4,879
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	9.00%	08/2028	4,662	4,647	4,671
TRC Companies LLC	Business Services	SOFR(M)	3.75%	8.71%	12/2028	9,999	9,963	10,008
Valcour Packaging, LLC	Packaging	SOFR(Q)	5.25%	10.56%	10/2028	1,641	1,625	1,667
Valcour Packaging, LLC	Packaging	SOFR(Q)	1.50% + 2.25%/PIK	9.33%	10/2028	2,237	2,237	1,954
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	4.75%	9.35%	07/2029	3,380	3,365	3,383
VT Topco, Inc.	Business Services	SOFR(M)	3.50%	8.35%	08/2030	5,738	5,689	5,762
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	10.10%	07/2029	4,009	3,808	3,977
Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	8.87%	10/2028	9,324	9,295	9,331
Xplor T1, LLC	Software	SOFR(Q)	4.25%	8.85%	06/2031	4,075	4,055	4,106
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.25%	10.51%	02/2028	3,118	3,037	3,136
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	10.93%	03/2028	9,750	9,626	9,551
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	10.93%	03/2028	2,143	2,116	2,100
Total Funded Investments						$477,531	$472,988	$466,325
Unfunded Investments - First lien
Chrysaor Bidco S.a r.l.	Information Services	—	—	—	05/2031	$116	$—	$1
Groundworks, LLC	Business Services	—	—	—	03/2026	637	(3)	(4)
						$753	$(3)	$(3)
Total Unfunded Investments						$478,284	$472,985	$466,322

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2024.
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

Below is certain summarized consolidated financial information for SLP IV as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and September 30, 2023:

Selected Consolidated Balance Sheet Information:	September 30, 2024	December 31, 2023
Investments at fair value (cost of $472,985 and $476,017, respectively)	$466,322	$467,886
Cash and other assets	18,078	16,227
Receivable from unsettled securities sold	2,929	1,445
Total assets	$487,329	$485,558

Credit facility	$341,937	$306,537
Deferred financing costs (net of accumulated amortization of $2,329 and $1,599, respectively)	(3,376)	(1,414)
Distribution payable	4,826	5,220
Payable for unsettled securities purchased	1,573	31,322
Other liabilities	6,872	6,676
Total liabilities	351,832	348,341

Members' capital	$135,497	$137,217
Total liabilities and members' capital	$487,329	$485,558

Selected Consolidated Statement of Operations Information:	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest income	$12,906	$12,476	$37,025	$35,669
Other income	10	100	77	258
Total investment income	12,916	12,576	37,102	35,927

Interest and other financing expenses	6,694	6,447	19,436	18,455
Other expenses	202	221	651	653
Total expenses	6,896	6,668	20,087	19,108
Net investment income	6,020	5,908	17,015	16,819

Net realized gains (losses) on investments	133	(97)	(4,741)	(1,751)
Net change in unrealized (depreciation) appreciation of investments	(2,076)	10,361	1,468	19,942
Net increase in members' capital	$4,077	$16,172	$13,742	$35,010
For the three and nine months ended September 30, 2024, the Company earned approximately $3,794 and $12,153, respectively, of dividend income related to SLP IV, which is included in dividend income. For the three and nine months ended September 30, 2023, the Company earned approximately $3,653 and $11,381, respectively, of dividend income related to SLP IV, which is included in dividend income. As of September 30, 2024 and December 31, 2023, approximately $3,794 and $4,103, respectively, of dividend income related to SLP IV was included in interest and dividend receivable.
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

Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies to determine if any are as “significant subsidiaries.” This determination is made based upon an analysis performed under Rules 3-09 and 4-08(g) of Regulation S-X, pursuant to which the Company must determine if any of its portfolio companies are considered a “significant subsidiary" as defined by Rule 1-02(w) of Regulation S-X under this rule. As of September 30, 2024, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary."
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of September 30, 2024:

	Total	Level I	Level II	Level III
First lien	$2,072,485	$—	$53,422	$2,019,063
Second lien	250,871	—	59,539	191,332
Subordinated	109,811	—	10,425	99,386
Equity and other	832,104	—	—	832,104
Total investments	$3,265,271	$—	$123,386	$3,141,885
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$1,683,952	$—	$46,063	$1,637,889
Second lien	424,513	—	18,333	406,180
Subordinated	90,948	—	8,077	82,871
Equity and other	811,909	—	—	811,909
Total investments	$3,011,322	$—	$72,473	$2,938,849
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2024	$3,098,192	$1,973,080	$216,064	$96,653	$812,395
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(1,981)	(1,529)	—	3	(455)
Net change in unrealized (depreciation) appreciation of investments	(4,521)	3,513	(451)	199	(7,782)
Purchases, including capitalized PIK and revolver fundings	170,005	136,054	1,485	2,823	29,643
Proceeds from sales and paydowns of investments	(110,879)	(83,124)	(25,766)	(292)	(1,697)
Transfers out of Level III(1)	(8,931)	(8,931)	—	—	—
Fair Value, September 30, 2024	$3,141,885	$2,019,063	$191,332	$99,386	$832,104
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(6,029)	$2,007	$(452)	$197	$(7,781)

(1)As of September 30, 2024, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2023	$3,095,531	$1,693,215	$495,695	$78,960	$827,661
Total gains or losses included in earnings:
Net realized gains on investments	4,671	111	—	—	4,560
Net change in unrealized (depreciation) appreciation of investments	(17,113)	1,280	9,084	209	(27,686)
Purchases, including capitalized PIK and revolver fundings	33,311	26,051	1,244	1,408	4,608
Proceeds from sales and paydowns of investments	(88,751)	(39,990)	(44,190)	—	(4,571)
Fair Value, September 30, 2023	$3,027,649	$1,680,667	$461,833	$80,577	$804,572
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(17,605)	$1,695	$8,177	$209	$(27,686)

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2023	$2,938,849	$1,637,889	$406,180	$82,871	$811,909
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(44,979)	(13,267)	(35,163)	3	3,448
Net change in unrealized appreciation (depreciation) of investments	31,047	18,233	40,417	(1,240)	(26,363)
Purchases, including capitalized PIK and revolver fundings(1)	797,225	708,021	13,546	18,044	57,614
Proceeds from sales and paydowns of investments(1)	(608,697)	(360,253)	(233,648)	(292)	(14,504)
Transfers into Level III(2)	28,440	28,440	—	—	—
Fair Value, September 30, 2024	$3,141,885	$2,019,063	$191,332	$99,386	$832,104
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(23,625)	$3,908	$347	$(1,242)	$(26,638)

(1)Includes non-cash reorganizations and restructurings.
(2)As of September 30, 2024, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2022	$3,136,291	$1,753,967	$480,068	$72,842	$829,414
Total gains or losses included in earnings:
Net realized gains (losses) on investments	7,944	(1,244)	(24,627)	—	33,815
Net change in unrealized (depreciation) appreciation of investments	(15,994)	(2,141)	31,862	(251)	(45,464)
Purchases, including capitalized PIK and revolver fundings(1)	216,221	184,157	3,185	7,986	20,893
Proceeds from sales and paydowns of investments(1)	(321,049)	(242,582)	(44,381)	—	(34,086)
Transfers into Level III(2)	15,726	—	15,726	—	—
Transfers out of Level III(2)	(11,490)	(11,490)	—	—	—
Fair Value, September 30, 2023	$3,027,649	$1,680,667	$461,833	$80,577	$804,572
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(35,115)	$(4,814)	$15,305	$(143)	$(45,463)

(1)Includes non-cash reorganizations and restructurings.
(2)As of September 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2024 and September 30, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2024 were as follows:

				Range
Type	Fair Value as of September 30, 2024	Approach	Unobservable Input	Low	High	Weighted Average(1)
First lien	$1,796,760	Market & Income Approach	EBITDA multiple	5.0x	35.0x	15.1x
			Revenue multiple	4.0x	19.5x	8.0x
			Discount rate	6.5%	21.1%	9.7%
	222,303	Other	N/A(2)	N/A	N/A	N/A
Second lien	175,751	Market & Income Approach	EBITDA multiple	8.6x	21.0x	18.2x
			Discount rate	9.5%	21.0%	11.4%
	15,581	Other	N/A(2)	N/A	N/A	N/A
Subordinated	99,386	Market & Income Approach	EBITDA multiple	7.7x	24.5x	16.3x
			Discount rate	12.2%	23.8%	16.9%
Equity and other	424,106	Market & Income Approach	EBITDA multiple	5.0x	32.0x	13.0x
			Revenue multiple	4.5x	19.5x	7.1x
			Discount rate	8.4%	52.6%	9.2%
	397,280	Income Approach	Discount rate	6.3%	12.5%	10.0%
	10,718	Other	N/A(2)	N/A	N/A	N/A
	$3,141,885

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
The carrying value of the collateralized agreement approximates fair value as of September 30, 2024 and is considered a Level III investment. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
The 2021A Unsecured Notes, 2022A Unsecured Notes, SBA-guaranteed debentures, Holdings Credit Facility, DB Credit Facility, NMFC Credit Facility and NMNLC Credit Facility II are considered Level III investments. The fair value of the 2022 Convertible Notes, the 8.250% Unsecured Notes, the 6.875% Unsecured Notes and the 6.200% Unsecured Notes are based on quoted prices and are considered Level II investments. See Note 7. Borrowings, for details.
The following are the principal amounts and fair values of the Company’s borrowings as of September 30, 2024 and December 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings or market quotes, if available.

	As of
	September 30, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
Unsecured Notes	$990,000	$988,569	$506,500	$490,200
Holdings Credit Facility	407,563	406,072	515,063	511,511
SBA-guaranteed debentures	300,000	270,806	300,000	259,811
Convertible Notes	260,000	263,250	260,000	264,706
NMFC Credit Facility (1)	55,031	54,105	36,813	36,507
NMNLC Credit Facility II	2,908	2,908	2,853	2,846
DB Credit Facility (2)	—	—	186,400	184,506
Total Borrowings	$2,015,502	$1,985,710	$1,807,629	$1,750,087

(1)     As of September 30, 2024, the principal amount of the NMFC Credit Facility was $55,031, which includes £26,650 denominated in GBP and €17,400 denominated in EUR that has been converted to U.S. dollars. As of September 30, 2024, the fair value of the NMFC Credit Facility was $54,105, which included £26,659 denominated in GBP and

€16,557 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2023, the principal amount of the NMFC Credit Facility was $36,813, which included £22,850 denominated in GBP and €700 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2023, the fair value of the NMFC Credit Facility was $36,507, which included £22,660 denominated in GBP and €694 denominated in EUR that has been converted to U.S. dollars.
(2)     On September 30, 2024, the Company repaid all amounts outstanding under the DB Credit Facility, including outstanding borrowings and accrued interest, and terminated the DB Credit Facility.

The following table summarizes the notional amounts and fair values of the Company's derivative instruments as of September 30, 2024. The Company's derivative instruments are considered Level II investments.

	As of September 30, 2024
	Notional Amount	Fair Value
		Asset	Liability
Derivatives in fair value hedging relationships:
Interest rate swaps	$600,000	$8,320	$(781)
Total derivatives designated as hedging instruments	$600,000	$8,320	$(781)
Total derivatives	$600,000	$8,320	$(781)
Total net derivatives(1)	$600,000	$7,539

(1)As of September 30, 2024, the Company had net derivative assets at fair value subject to such enforceable master netting arrangement in the amount of $7,539 and a collateral balance of $10,370, included in "Payable to broker" on the Consolidated Statements of Assets and Liabilities. If the Company had elected to offset, the net amount would be $0.
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
Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2024, the Investment Adviser entered into a fee waiver agreement (the "Fee Waiver Agreement"), amended on August 7, 2023, pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”). The Fee Waiver Agreement was most recently extended for a period of one year through the quarter ending December 31, 2024 by the Investment Adviser on August 7, 2023. The Investment Adviser

cannot recoup management fees that the Investment Adviser has previously waived. For the three and nine months ended September 30, 2024, management fees waived were approximately $970 and $2,732, respectively. For the three and nine months ended September 30, 2023, management fees waived were approximately $1,013 and $3,172, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of September 30, 2024), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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

The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Management fee	$11,700	$11,334	$34,048	$34,549
Less: management fee waiver	(970)	(1,013)	(2,732)	(3,172)
Total management fee	10,730	10,321	31,316	31,377
Incentive fee, excluding accrued capital gains incentive fees	$8,821	$10,169	$27,760	$29,748
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)As of September 30, 2024 and September 30, 2023, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the board of directors on January 30, 2024 for a period of 12 months commencing on March 1, 2024. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2024, approximately $618 and $1,804, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. For the three and nine months ended September 30, 2023, approximately $563 and $1,659, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of September 30, 2024 and December 31, 2023, approximately $580 and $682, respectively, of indirect administrative expenses were included in payable to affiliates. For the three and nine months ended September 30, 2024, the reimbursement to the Administrator represented approximately 0.02% and 0.05%, respectively, of the Company's gross assets. For the three and nine months ended September 30, 2023, the reimbursement to the Administrator represented approximately 0.02% and 0.05%, respectively, of the Company's gross assets.
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
On March 30, 2020, an affiliate of the Investment Adviser purchased directly from NMNLC 105,030 shares of NMNLC’s common stock at a price of $107.73 per share, which represented the net asset value per share of NMNLC at the date of purchase, for an aggregate purchase price of approximately $11,315. Immediately thereafter, NMNLC redeemed 105,030 shares of its common stock held by the Company in exchange for a promissory note with a principal amount of $11,315 and a 7.0% interest rate, which was repaid by NMNLC to the Company on March 31, 2020. Effective July 1, 2024,

NMNLC purchased 63,575 shares of NMNLC's common stock from an affiliate of the Investment Adviser at remaining original cost, a price of $73.39 per share, for an aggregate purchase price of approximately $4,666. Immediately thereafter, NMNLC sold the 63,575 shares of its common stock to NMFC at remaining original cost, a price of $73.39 per share, for an aggregate purchase price of approximately $4,666.
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
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to the Company from 200.0% to 150.0% as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude the SBA-guaranteed debentures held by SBIC I and SBIC II from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes (as defined below) and certain of the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of September 30, 2024, the Company’s asset coverage ratio was 179.2%.
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
As of September 30, 2024, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 35.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on July 29, 2024, the Holdings Credit Facility bears interest at a rate of SOFR plus 2.15% per annum for Broadly Syndicated Loans (as defined in the Eleventh Amendment to the Loan and Security Agreement). From October 26, 2023 to July 28, 2024, the Holdings Credit Facility bore interest at a rate of SOFR plus 2.50% for Broadly Syndicated Loans (as defined in the Eighth Amendment to the Loan and Security Agreement). From April 28, 2023 to October 25, 2023, the Holdings Credit Facility bore interest at a rate of SOFR plus 1.70% for Broadly Syndicated Loans (as defined in the Seventh Amendment to the Loan and Security Agreement) and SOFR plus 2.20% per annum for all other investments. From April 20, 2021 to April 27, 2023, the Holdings Credit Facility bore interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the Fifth Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Twelfth Amendment to the Loan and Security Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$7,835	$10,340	$21,417	$31,345
Non-usage fee	$409	$209	$1,417	$473
Amortization of financing costs	$585	$475	$1,737	$1,408
Weighted average interest rate	7.6%	7.2%	7.7%	6.9%
Effective interest rate	8.7%	7.8%	9.0%	7.4%
Average debt outstanding	$405,661	$563,470	$364,418	$603,154
As of September 30, 2024 and December 31, 2023, the outstanding balance on the Holdings Credit Facility was $407,563 and $515,063, respectively, and NMF Holdings was in compliance with the applicable covenants of the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Second Amended and Restated Senior Secured Revolving Credit Agreement, (as amended from time to time, and together with the related guarantee and security agreement, the "RCA"), dated September 30, 2024, among the Company, as the Borrower, Sumitomo Mitsui Banking Corporation, as the Administrative Agent, and the Lenders, as outlined in the RCA (the "NMFC Credit Facility"), is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of the Company's domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. As of the amendment and restatement on September 30, 2024, the maturity date of the NMFC Credit Facility is June 4, 2026 for Non-Extending Lenders and September 28, 2029 for Extending Lenders (as defined in the RCA).
As of the amendment and restatement on September 30, 2024, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $638,500, of which $527,100 has been committed by Extending Lenders and $111,400 has been committed by Non-Extending Lenders. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
As of the amendment and restatement on September 30, 2024, the NMFC Credit Facility generally bears interest at a rate of SOFR plus any applicable credit spread adjustment, SONIA or EURIBOR plus 1.90% per annum for Extending Lenders and 2.10% per annum for Non-Extending Lenders, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). From June 29, 2023 to September 29, 2024, the NMFC Credit Facility bore interest at a rate of SOFR plus any applicable credit spread adjustment, SONIA or EURIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum. From June 4, 2021 to June 28, 2023, the NMFC Credit Facility generally bore interest at a rate of LIBOR, SONIA or EURIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.375% per annum. As of the amendment on June 5, 2024, the Canadian Dollar Offered Rate was replaced with the Canadian Overnight Repo Rate Average term rate plus a credit spread adjustment as a benchmark rate for certain assets.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$2,538	$2,680	$4,292	$5,481
Non-usage fee	$56	$55	$338	$269
Amortization of financing costs	$63	$56	$170	$162
Weighted average interest rate	7.2%	7.4%	7.1%	7.0%
Effective interest rate	7.5%	7.8%	8.0%	7.6%
Average debt outstanding	$140,385	$141,764	$79,969	$104,227

As of September 30, 2024, the outstanding balance on the NMFC Credit Facility was $55,031, which included £26,650 denominated in British Pound Sterling ("GBP") and €17,400 denominated in Euro ("EUR") that have been converted to U.S. dollars. As of December 31, 2023, the outstanding balance on the NMFC Credit Facility was $36,813, which included £22,850 denominated in GBP and €700 denominated in EUR that have been converted to U.S. dollars.
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
As of the amendment on October 31, 2023, the Unsecured Management Company Revolver bears interest at the Applicable Federal Rate. As of December 17, 2021 through the amendment on October 31, 2023, the Unsecured Management Company Revolver bore interest at a rate of 4.00% per annum. On October 31, 2023, the Company entered into a Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amount of revolving borrowings available thereunder from $50,000 to $100,000. As of September 30, 2024, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $100,000 and no borrowings were outstanding. For the three and nine months ended September 30, 2024, amortization of financing costs were $1 and $5, respectively. For the three and nine months ended September 30, 2023, amortization of financing costs were $1 and $2, respectively.
DB Credit Facility—The Loan Financing and Servicing Agreement (the "LFSA"), dated December 14, 2018 and as amended from time to time, among NMFDB as the borrower, Deutsche Bank AG, New York Branch ("Deutsche Bank") as the facility agent, Lender and other agent from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian (the "DB Credit Facility"), was structured as a secured revolving credit facility. As of the amendment on October 31, 2023, the maturity date of the DB Credit Facility was March 25, 2027. On September 30, 2024, the Company repaid all amounts outstanding under the DB Credit Facility, including outstanding borrowings and accrued interest, and terminated the DB Credit Facility.
Prior to its termination on September 30, 2024, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company was permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility was non-recourse to the Company and was collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility were capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contained certain customary affirmative and negative covenants and events of default. The covenants were generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
The advances under the DB Credit Facility accrued interest at a per annum rate equal to the Applicable Margin plus the lender's Cost of Funds Rate. As of the amendment on October 31, 2023, the Applicable Margin was equal to 2.55% during the Revolving Period, increased by 0.20% per annum after the Revolving period and would have been increased by 2.00% per annum during an Event of Default. From June 29, 2023 to October 30, 2023, the Applicable Margin was 2.61% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and then increased by 2.00% per annum during an Event of Default. From March 25, 2021 to June 29, 2023, the Applicable Margin was equal to 2.35% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and then increased by 2.00% during an Event of Default (as defined in the LFSA). The "Cost of Funds Rate" for a conduit lender was the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender was the Base Rate. Effective June 29, 2023, the Base Rate was the three-months SOFR Rate. Prior to the amendment on June 29, 2023, the Base Rate was the three-months LIBOR rate. The Company was also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the LFSA) and a facility agent fee of 0.25% per annum, until the amendment on October 31, 2023, on the total facility amount. As of the amendment on October 31, 2023, the facility agent fee was 0.20% per annum on the total facility amounts.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024(2)	September 30, 2023	September 30, 2024(2)	September 30, 2023
Interest expense(1)	$3,718	$3,864	$11,203	$11,062
Non-usage fee(1)	$112	$120	$331	$355
Amortization of financing costs(3)	$1,641	$277	$2,024	$814
Weighted average interest rate	8.1%	8.1%	8.1%	7.8%
Effective interest rate(3)	12.1%	9.1%	9.9%	8.8%
Average debt outstanding	$180,022	$186,487	$182,364	$186,429

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
(2)On September 30, 2024, the Company repaid all amounts outstanding under the DB Credit Facility, including outstanding borrowings and accrued interest, and terminated the DB Credit Facility.
(3)Three and nine months ended September 30, 2024 includes accelerated deferred financing costs due to DB Credit Facility termination on September 30, 2024.
As of September 30, 2024 and December 31, 2023, the outstanding balance on the DB Credit Facility was $0 and $186,400, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on December 31, 2023.
NMNLC Credit Facility II—The Credit Agreement (together with the related guarantee and security agreement, the "NMNLC CA"), dated February 26, 2021, by and between NMNLC, as the Borrower, and City National Bank, as the Lender (the "NMNLC Credit Facility II"), is structured as a senior secured revolving credit facility. As of the amendment on November 1, 2022, NM CLFX LP has been added as a co-borrower and the NMNLC CA would have matured on November 1, 2024. As of the most recent amendment on October 29, 2024, the NMNLC CA will mature on December 2, 2024. The NMNLC Credit Facility II is guaranteed by the Company and proceeds from the NMNLC Credit Facility II are able to be used for refinancing existing loans on properties held.
As of the amendment on November 1, 2022, the NMNLC Credit Facility II bears interest at a rate of SOFR plus 2.25% per annum with a 0.35% floor, and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of the amendment on November 1, 2022, the maximum amount of revolving borrowings available to all borrowers under the NMNLC Credit Facility II is $27,500, of which $25,463 is outstanding as of September 30, 2024.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMNLC Credit Facility II for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$41	$40	$135	$136
Non-usage fee	$—	$—	$1	$1
Amortization of financing costs	$21	$21	$64	$66
Weighted average interest rate	7.6%	7.5%	7.6%	7.1%
Effective interest rate	11.7%	11.7%	11.4%	10.9%
Average debt outstanding	$2,151	$2,091	$2,341	$2,480
As of September 30, 2024 and December 31, 2023, the outstanding balance on the NMNLC Credit Facility II was $2,908 and $2,853, respectively, and NMNLC was in compliance with the applicable covenants of the NMNLC Credit Facility II on such dates.

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
The following table summarizes certain key terms related to the convertible features of the 2022 Convertible Notes as of September 30, 2024:

2022 Convertible Notes
Initial conversion premium(1)	14.7%
Initial conversion rate(2)	70.4225
Initial conversion price	$14.20
Conversion rate at September 30, 2024(1)(2)	73.0051
Conversion price at September 30, 2024(2)(3)	$13.70
Last conversion price calculation date	September 16, 2024

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the 2022 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)The conversion price in effect at September 30, 2024 on the 2022 Convertible Notes was calculated on September 16, 2024.
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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the 2018 Convertible Notes and 2022 Convertible Notes (together, the "Convertible Notes") for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$4,875	$5,696	$14,625	$17,892
Amortization of financing costs	$410	$447	$1,210	$1,276
Amortization of premium	$(30)	$(52)	$(87)	$(101)
Weighted average interest rate	7.5%	7.2%	7.5%	7.0%
Effective interest rate	8.1%	7.7%	8.1%	7.5%
Average debt outstanding	$260,000	$317,138	$260,000	$340,881
As of September 30, 2024 and December 31, 2023, the outstanding balance on the 2022 Convertible Notes was $260,000 and $260,000, respectively. As of both September 30, 2024 and December 31, 2023, the outstanding balance on the 2018 Convertible Notes was $0. The Company was in compliance with the terms of the 2018A Indenture and 2018C Indenture on such dates.
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
On February 1, 2024, the Company issued $300,000 in aggregate principal amount of its 6.875% notes that mature on February 1, 2029 (the "6.875% Unsecured Notes") pursuant to a base indenture and fifth supplemental indenture thereto dated February 1, 2024 (the "Fifth Supplemental Indenture"). The 6.875% Unsecured Notes bear interest at an annual rate of 6.875%, payable semi-annually on February 1 and August 1 of each year. The Company may redeem the 6.875% Unsecured Notes, in whole or in part, at any time prior to January 1, 2029, at par plus a "make-whole" premium, and thereafter at par, plus accrued interest.
On September 26, 2024, the Company issued $300,000 in aggregate principal amount of its 6.200% notes that mature on October 15, 2027 (the "6.200% Unsecured Notes", together with the 2018A Unsecured Notes, 2018B Unsecured Notes, 2019A Unsecured Notes, 2021A Unsecured Notes, 2022A Unsecured Notes, 8.250% Unsecured Notes and 6.875% Unsecured Notes, the "Unsecured Notes") pursuant to a base indenture and sixth supplemental indenture thereto dated September 26, 2024 (together, with the Fourth Supplemental Indenture and the Fifth Supplemental Indenture, the "Indenture"). The 6.200% Unsecured Notes bear interest at an annual rate of 6.200%, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2025. The Company may redeem the 6.200% Unsecured Notes, in whole or in part, at any time prior to October 15, 2027, at par plus a "make-whole" premium and accrued interest.
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense(1)	$12,277	$4,644	$33,765	$15,602
Amortization of financing costs	$526	$143	$1,539	$524
Amortization of discount	$165	$—	$422	$—
Weighted average interest rate	6.7%	4.7%	6.5%	4.8%
Effective interest rate	7.3%	4.9%	7.0%	5.0%
Average debt outstanding	$706,304	$391,500	$676,414	$433,661

(1)Interest expense includes net expense recognized on fair value hedges.
As of September 30, 2024 and December 31, 2023, the outstanding balance on the Unsecured Notes was $993,577 and $506,500, respectively, and the Company was in compliance with the terms of the NPA and Indenture as of such dates, as applicable.
In connection with the issuance of the 6.875% Unsecured Notes, the Company entered into an interest rate swap on March 22, 2024 with Morgan Stanley Bank N.A., in which the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.8183% on the notional amount of $300,000. In connection with the issuance of the 6.200% Unsecured Notes, the Company entered into an interest rate swap on September 23, 2024 with Morgan Stanley Bank, N.A., in which the Company receives a fixed interest rate of 6.200% and pays a floating rate of one-month SOFR plus 2.882% on the notional amount of $300,000. The Company designates interest rate swaps as fair value hedges in a qualifying fair value hedge accounting relationship to mitigate risk of changes in the fair value of financial liabilities due to interest rate risk. As a result, the Company will present changes in fair value of the hedging instruments and the related hedged items in interest expense within the Company’s Consolidated Statements of Operations.
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
If a hedge relationship is de-designated or if hedge accounting is discontinued because the hedged item no longer exists, the derivative will continue to be recorded as a "Derivative asset at fair value" or "Derivative liability at fair value" in the Consolidated Statements of Assets and Liabilities at its fair value, with changes in fair value recognized in net change in unrealized appreciation (depreciation).

The following table presents the effect of hedging derivative instruments on the Consolidated Statements of Operations and the total amounts for the respective line items affected:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
(Losses) gains on fair value hedging relationship:
Interest rate swap contract:
Interest expense recognized on derivative	$(1,189)	$(2,270)
Gains recognized on derivative	9,092	7,539
Losses recognized on hedged item	(9,350)	(8,175)
Net expense recognized on fair value hedge	$(1,447)	$(2,906)
The following table summarizes the carrying value of the Company's hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of September 30, 2024.

Description	Carrying Value	Cumulative Amount of Basis Adjustment
6.875% Unsecured Notes	$306,122	$(8,817)
6.200% Unsecured Notes	$297,455	$642
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
The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in an asset position on September 30, 2024 was $7,539, for which Morgan Stanley Bank N.A. had posted collateral of $10,370. The Company does not have any derivatives that are not designated as hedging instruments.
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
As of September 30, 2024 and December 31, 2023, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of September 30, 2024 and December 31, 2023, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and $150,000 and $150,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

The following table summarizes the Company’s SBA-guaranteed debentures as of September 30, 2024:

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$2,043	$2,042	$6,084	$6,061
Amortization of financing costs	$253	$253	$753	$750
Weighted average interest rate	2.7%	2.7%	2.7%	2.7%
Effective interest rate	3.0%	3.0%	3.0%	3.0%
Average debt outstanding	$300,000	$300,000	$300,000	$300,000

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2024, the Company had unfunded commitments on revolving credit facilities of $146,530, no outstanding bridge financing commitments and other future funding commitments of $130,848. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $112,803, no outstanding bridge financing commitments and other future funding commitments of $43,948. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility (prior to its termination on September 30, 2024), the NMFC Credit Facility, the Unsecured Management Company Revolver and the NMNLC Credit Facility II as of September 30, 2024 and December 31, 2023. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2024 and December 31, 2023, the Company had commitment letters to purchase investments in the aggregate par amount of $87,649 and $11,105, respectively, which could require funding in the future.

Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and nine months ended September 30, 2024:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	(Losses) Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2023	102,558,859	$1,026	$1,331,269	$150,407	$(100,015)	$(62,736)	$1,319,951	$11,772	$1,331,723
Issuances of common stock	3,730,434	37	47,882	—	—	—	47,919	—	47,919
Offering costs	—	—	(81)	—	—	—	(81)	—	(81)
Distributions declared	—	—	—	(38,265)	—	—	(38,265)	(197)	(38,462)
Net increase (decrease) in net assets resulting from operations	—	—	—	37,325	(11,830)	1,913	27,408	676	28,084
Net assets at March 31, 2024	106,289,293	$1,063	$1,379,070	$149,467	$(111,845)	$(60,823)	$1,356,932	$12,251	$1,369,183
Issuances of common stock	1,562,122	16	19,756	—	—	—	19,772	—	19,772
Offering costs	—	—	(388)	—	—	—	(388)	—	(388)
Distributions declared	—	—	—	(36,669)	—	—	(36,669)	(165)	(36,834)
Net increase (decrease) in net assets resulting from operations	—	—	—	38,200	(31,166)	27,437	34,471	313	34,784
Net assets at June 30, 2024	107,851,415	$1,079	$1,398,438	$150,998	$(143,011)	$(33,386)	$1,374,118	$12,399	$1,386,517
Issuances of common stock	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	244	244
Offering costs	—	—	(43)	—	—	—	(43)	—	(43)
Distributions declared	—	—	—	(36,668)	—	—	(36,668)	(166)	(36,834)
Sale of non-controlling interest in NMNLC	—	—	—	—	—	—	—	(4,666)	(4,666)
Net change in unrealized appreciation in NMNLC	—	—	—	—	—	—	—	(1,533)	(1,533)
Net increase (decrease) in net assets resulting from operations	—	—	—	35,526	(1,959)	(9,678)	23,889	5	23,894
Net assets at September 30, 2024	107,851,415	$1,079	$1,398,395	$149,856	$(144,970)	$(43,064)	$1,361,296	$6,283	$1,367,579

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
On November 3, 2021, the Company entered into an equity distribution agreement, as amended on May 18, 2023, August 23, 2023, June 27, 2024 and August 1, 2024 (the “Distribution Agreement”), with B. Riley Securities, Inc. and Raymond James & Associates, Inc. (collectively, the “Agents”). The Distribution Agreement originally provided that the Company may issue and sell its shares from time to time through the Agents, up to $250,000 worth of its common stock by means of at-the-market ("ATM") offerings. As of the amendment on June 27, 2024, the Company increased the maximum amount of shares to be sold through the ATM program from $250,000 to $400,000.
For the three months ended September 30, 2024, the Company did not sell any shares of common stock, under the Distribution Agreement. For the nine months ended September 30, 2024, the Company sold 5,292,556 shares of common stock under the Distribution Agreement. For the nine months ended September 30, 2024, the Company received total accumulated net proceeds of approximately $67,691, including $12 of offering expenses, from these sales. For the three and nine months ended September 30, 2023, the Company sold 502,623 and 502,623 shares, respectively, of common stock under the Distribution Agreement. For the three and nine months ended September 30, 2023, the Company received total accumulated net proceeds of approximately $6,625 and $6,625, respectively, including $0 and $0, respectively, of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of September 30, 2024, shares representing approximately $257,991 of its common stock remain available for issuance and sale under the Distribution Agreement.
Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Earnings per share—basic
Numerator for basic earnings per share:	$23,889	$28,696	$85,768	$108,099
Denominator for basic weighted average share:	107,851,415	100,954,898	106,140,789	100,943,049
Basic earnings per share:	$0.22	$0.28	$0.81	$1.07
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$23,889	$28,696	$85,768	$108,099
Adjustment for interest on Convertible Notes and incentive fees, net	3,900	4,557	11,700	14,314
Numerator for diluted earnings per share:	$27,789	$33,253	$97,468	$122,413
Denominator for basic weighted average share	107,851,415	100,954,898	106,140,789	100,943,049
Adjustment for dilutive effect of Convertible Notes	18,928,404	22,228,371	18,860,083	23,652,660
Denominator for diluted weighted average share	126,779,819	123,183,269	125,000,872	124,595,709
Diluted earnings per share:	$0.22	$0.27	$0.78	$0.98

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended September 30, 2024, there was anti-dilution. For the nine months ended September 30, 2024 and for the three and nine months September 30, 2023, there was no anti-dilution.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Per share data(1):
Net asset value, January 1, 2024 and January 1, 2023, respectively	$12.87	$13.02
Net investment income	1.05	1.17
Net realized and unrealized losses (2)	(0.26)	(0.10)
Total net increase	0.79	1.07
Distributions declared to stockholders from net investment income	(1.04)	(1.03)
Net asset value, September 30, 2024 and September 30, 2023, respectively	$12.62	$13.06
Per share market value, September 30, 2024 and September 30, 2023, respectively	$11.98	$12.95
Total return based on market value(3)	2.40%	13.49%
Total return based on net asset value(4)	6.32%	8.39%
Shares outstanding at end of period	107,851,415	101,439,649
Average weighted shares outstanding for the period	106,140,789	100,943,049
Average net assets for the period	$1,357,569	1,322,558
Ratio to average net assets(5):
Net investment income	10.93%	11.95%
Total expenses, before waivers/reimbursements	16.90%	16.77%
Total expenses, net of waivers/reimbursements	16.63%	16.45%
Average debt outstanding—Unsecured Notes	$676,414	$433,661
Average debt outstanding—Holdings Credit Facility	364,418	603,154
Average debt outstanding—SBA-guaranteed debentures	300,000	300,000
Average debt outstanding—Convertible Notes	260,000	340,881
Average debt outstanding—DB Credit Facility (6)	182,364	186,429
Average debt outstanding—NMFC Credit Facility(7)	79,969	104,227
Average debt outstanding—NMNLC Credit Facility II	2,341	2,480
Asset coverage ratio(8)	179.18%	182.68%
Portfolio turnover	17.99%	4.36%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).
(2)Includes the accretive effect of common stock issuances per share, which for the nine months ended September 30, 2024 and September 30, 2023, were $(0.02) and $0.00, respectively
(3)Total return is calculated assuming a purchase of common stock at the opening of the first day of the year and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return does not reflect sales load.
(4)Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. Total return does not reflect sales load.
(5)Interim periods are annualized.
(6)On September 30, 2024, the Company repaid all amounts outstanding under the DB Credit Facility, including outstanding borrowings and accrued interest, and terminated the DB Credit Facility.
(7)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2024 and September 30, 2023, the Company had borrowings denominated in GBP of £26,650 and

£22,850, respectively, and borrowings denominated in EUR of €17,400 and €700, respectively, that have been converted to U.S. dollars.
(8)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.
Note 13. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended September 30, 2024. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
Note 14. Subsequent Events
On October 23, 2024, the Company’s board of directors declared a regular fourth quarter 2024 distribution of $0.32 per share and a supplemental distribution related to third quarter earnings of $0.01 per share, each payable on December 31, 2024 to holders of record as of December 17, 2024.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the "Company"), including the consolidated schedule of investments, as of September 30, 2024, and the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2024 and 2023, the consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 30, 2024

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
•the ability of New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., or its affiliates to attract and retain highly talented professionals;
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
We have based the forward-looking statements included in this report on information available to us on the date of this report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through September 30, 2024, we have raised approximately $1,034.6 million in net proceeds from additional offerings of our common stock.
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with over $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations.
We have established the following wholly-owned direct and indirect subsidiaries:
•New Mountain Finance Holdings, L.L.C. ("NMF Holdings") and New Mountain Finance DB, L.L.C. ("NMFDB"), whose assets are used to secure NMF Holdings’ credit facility and were used to secured NMFDB’s credit facility, until its termination on September 30, 2024, respectively;
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
Similar to us, the investment objective of SBIC I and SBIC II is to generate current income and capital appreciation under the investment criteria we use. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of September 30, 2024, our top five industry concentrations were software, business services, healthcare, investment funds (which includes our investments in our joint ventures) and consumer services.
As of September 30, 2024, our net asset value was approximately $1,361.3 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $3,265.3 million in 127 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 10.5% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 9.5%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use Sterling Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On October 23, 2024, our board of directors declared a fourth quarter 2024 distribution of $0.32 per share and a supplemental distribution related to third quarter earnings of $0.01 per share, each payable on December 31, 2024 to holders of record as of December 17, 2024.
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

See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2024.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2024.
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

SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of September 30, 2024, we and SkyKnight II have committed and contributed $160.0 million and $40.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of September 30, 2024 and December 31, 2023.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A. As of the amendment on July 3, 2024, the maturity date of SLP III's revolving credit facility was extended from January 8, 2026 to January 8, 2029, and the reinvestment period was extended from July 8, 2026 to July 8, 2027. As of the amendment on July 3, 2024, during the reinvestment period, the credit facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.65%, and after the reinvestment period it will bear interest at a rate of SOFR plus 1.95%. From June 23, 2023 to July 3, 2024, during the reinvestment period, the credit facility bore interest at a rate of SOFR plus 1.80%, and after the reinvestment period it bore interest at a rate of SOFR plus 2.10%. Prior to the amendment on June 23, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum during the reinvestment period and LIBOR plus 1.90% per annum after the reinvestment period. As of September 30, 2024, SLP III's revolving credit facility has a maximum borrowing capacity of $600.0 million. As of September 30, 2024 and December 31, 2023, SLP III had total investments with an aggregate fair value of approximately $680.7 million and $636.6 million, respectively, and debt outstanding under its credit facility of $473.2 million and $453.2 million, respectively. As of September 30, 2024 and December 31, 2023, none of SLP III's investments were on non-accrual. Additionally, as of September 30, 2024 and December 31, 2023, SLP III had unfunded commitments in the form of delayed draws of $1.8 million and $1.1 million, respectively.
Below is a summary of SLP III's portfolio as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
First lien investments (1)	$694,510	$657,208
Weighted average interest rate on first lien investments (2)	9.07%	9.79%
Number of portfolio companies in SLP III	88	87
Largest portfolio company investment (1)	$17,743	$17,883
Total of five largest portfolio company investments (1)	$80,382	$79,458

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP III's portfolio as of September 30, 2024 and December 31, 2023 and additional information on certain summarized financial information for SLP III as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and September 30, 2023.

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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of September 30, 2024, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of September 30, 2024 and December 31, 2023.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on March 27, 2029. As of the amendment on March 27, 2024, the facility bears interest at a rate of SOFR plus 1.90%. From April 28, 2023 to March 27, 2024, the facility bore interest at a rate of SOFR plus 1.70%. Prior to the amendment on April 28, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum. As of September 30, 2024 and December 31, 2023, SLP IV had total investments with an aggregate fair value of approximately $466.3 million and $467.9 million, respectively, and debt outstanding under its credit facility of $341.9 million and $306.5 million, respectively. As of September 30, 2024 and December 31, 2023, none of SLP IV’s investments were on non-accrual. Additionally, as of September 30, 2024 and December 31, 2023, SLP IV had unfunded commitments in the form of delayed draws of $0.8 million and $0.8 million, respectively.
Below is a summary of SLP IV's consolidated portfolio as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
First lien investments (1)	$478,284	$482,776
Weighted average interest rate on first lien investments (2)	9.16%	9.81%
Number of portfolio companies in SLP IV	78	78
Largest portfolio company investment (1)	$17,803	$17,400
Total of five largest portfolio company investments (1)	$62,735	$67,838

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2024 and December 31, 2023 and additional information on certain summarized financial information for SLP IV as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and September 30, 2023.

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of September 30, 2024.
On March 30, 2020, an affiliate of the Investment Adviser purchased directly from NMNLC 105,030 shares of NMNLC’s common stock at a price of $107.73 per share, which represented the net asset value per share of NMNLC at the date of purchase, for an aggregate purchase price of approximately $11.3 million. Immediately thereafter, NMNLC redeemed 105,030 shares of its common stock held by NMFC in exchange for a promissory note with a principal amount of $11.3 million and a 7.0% interest rate, which was repaid by NMNLC to NMFC on March 31, 2020. Effective July 1, 2024, NMNLC purchased 63,575 shares of NMNLC's common stock from an affiliate of the Investment Adviser at remaining original cost, a price of $73.39 per share, for an aggregate purchase price of approximately $4.7 million. Immediately thereafter, NMNLC sold the 63,575 shares of its common stock to NMFC at remaining original cost, a price of $73.39 per share, for an aggregate purchase price of approximately $4.7 million.
Below is certain summarized property information for NMNLC as of September 30, 2024:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2024
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$104,888
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	10,031
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,961
					$124,880

Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2024 and December 31, 2023, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $13.5 million and $16.5 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of September 30, 2024 and December 31, 2023, the SPP Agreement had a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $6.5 million and $8.0 million, respectively, which is reflective of the higher inherent risk in this transaction.

Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2024 we recognized PIK and non-cash interest from investments of approximately $9.1 million and $27.7 million, respectively, and PIK and non-cash dividends from investments of approximately $8.3 million and $23.5 million, respectively. For the three and nine months ended September 30, 2023, we recognized PIK and non-cash interest from investments of approximately $7.9 million and $24.8 million, respectively, and PIK and non-cash dividends from investments of approximately $7.0 million and $20.2 million, respectively.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Rating of our portfolio companies as of September 30, 2024:

(in millions)	As of September 30, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$3,143.6	95.4%	$3,189.0	97.3%
Yellow	80.3	2.4%	53.0	1.6%
Orange	72.4	2.2%	36.8	1.1%
Red	—	—	—	—
Total	$3,296.3	100.0%	$3,278.8	100.0%
As of September 30, 2024, all investments in our portfolio had a Green Risk Rating with the exception of four portfolio companies that had a Yellow Risk Rating, and six portfolio companies that had an Orange Risk Rating. As of September 30, 2024, no portfolio companies had a Red Risk Rating.
During the second quarter of 2022, we placed our second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of September 30, 2024, our second lien position in National HME had an aggregate cost basis of $7.9 million, an aggregate fair value of $3.0 million and total unearned interest income of $0.5 million and $1.5 million, respectively, for the three and nine months then ended. As of September 30, 2024, our investment in National HME had an Orange Risk Rating.
As of September 30, 2024, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $31.4 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $13.5 million of our first lien term loans on non-accrual status. During the third quarter of 2023, we placed the remaining aggregate principal amount of $17.9 million of our first lien term loans on non-accrual status. As of September 30, 2024, our positions in AAC on non-accrual status had an aggregate cost basis of $31.4 million, an aggregate fair value of $18.0 million and total unearned interest income of $1.3 million and $3.7 million, for the three and nine months then ended. As of September 30, 2024, our investment in AAC had an Orange Risk Rating.
During the first quarter of 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of September 30, 2024, our junior preferred shares of UniTek had an aggregate cost basis of $34.4 million, an aggregate fair value of $0 and total unearned dividend income of $2.2 million and $6.4 million, respectively, for the three and nine months then ended. During the third quarter of 2021, we placed an aggregate principal amount of $19.8 million of our investment in our senior preferred shares of UniTek on non-accrual status. As of September 30, 2024, our senior preferred shares of UniTek had an aggregate cost basis of $19.8 million, an aggregate fair value of approximately $2.4 million and total unearned dividend income of approximately $1.7 million and $4.9 million, respectively, for the three and nine months then ended. As of September 30, 2024, our investment in UniTek had a Green Risk Rating.
During the second quarter of 2024, we placed our investment in our junior preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. As of September 30, 2024, our junior preferred shares in Transcendia had an aggregate cost basis of $2.6 million, an aggregate fair value of $2.7 million and total unearned income of $0.1 million and $0.1 million, respectively, for the three and nine months then ended. As of September 30, 2024, our investment in Transcendia had a Green Risk Rating.

During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual. As of September 30, 2024, our investment in this security had a Yellow Risk Rating and had an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $13.5 million.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $3,265.3 million in 127 portfolio companies at September 30, 2024 and approximately $3,011.3 million in 110 portfolio companies at December 31, 2023.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended
(in millions)	September 30, 2024	September 30, 2023
New investments in 67 and 32 portfolio companies, respectively	$777.2	$140.5
Debt repayments in existing portfolio companies	546.7	112.0
Sales of securities in 3 and 8 portfolio companies, respectively	11.0	170.8
Change in unrealized appreciation on 73 and 66 portfolio companies, respectively	84.3	70.0
Change in unrealized depreciation on 59 and 41 portfolio companies, respectively	(62.5)	(88.3)
Recent Accounting Standards Updates
See Item 1.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended September 30, 2024 and September 30, 2023
Revenue

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Total interest income	$72,838	$74,044
Total dividend income	20,293	18,078
Other income	2,196	2,227
Total investment income	$95,327	$94,349
Our total investment income increased by approximately $1.0 million, or 1%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. For the three months ended September 30, 2024, total investment income of approximately $95.3 million consisted of approximately $61.9 million in cash interest from investments, approximately $9.0 million in PIK and non-cash interest from investments, approximately $0.1 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $1.7 million, approximately $12.0 million in cash dividends from investments, approximately $8.4 million in PIK and non-cash dividends from investments and approximately $2.2 million in other income. The decrease in interest income of approximately $1.2 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to the decrease in total coupon rates on our floating rate investments, partially offset by a larger invested balance. The increase in dividend income of approximately $2.2 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to an increase in cash dividends from SLP III and an increase in PIK dividends on our preferred equity investments. Other income during the three months ended September 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 19 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Management fee	$11,700	$11,334
Less: management fee waiver	(970)	(1,013)
Total management fee	10,730	10,321
Incentive fee	8,821	10,169
Interest and other financing expenses	37,661	31,425
Professional fees	1,019	850
Administrative expenses	1,059	995
Other general and administrative expenses	531	542
Total expenses	59,821	54,302
Income tax expense (benefit)	118	(627)
Net expenses after income taxes	$59,939	$53,675

Our total net operating expenses increased by approximately $6.3 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Our management fee, net of a management fee waiver, remained relatively flat for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Our incentive fee decreased by approximately $1.3 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease in incentives fees was attributable to a decrease in net investment income. Interest and other financing expenses increased by approximately $6.2 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 as a result of the acceleration of financing costs upon termination of the DB Credit Facility, an increase in our cost of borrowings due to higher SOFR rates on our floating rate facilities, our 8.250% Unsecured Notes, issued on November 13, 2023 and our 6.875% Unsecured Notes, issued on February 1, 2024, partially offset by the repayment of our 2019A Unsecured Notes on February 5, 2024. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Net realized (losses) gains on investments	$(531)	$4,673
Net realized losses on foreign currency	(1,455)	—
Net change in unrealized depreciation of investments	(11,694)	(16,879)
Net change in unrealized appreciation in NMNLC	1,533	—
Net change in unrealized appreciation (depreciation) on foreign currency	1,690	(60)
(Provision) benefit for taxes	(1,037)	291
Net realized and unrealized losses	$(11,494)	$(11,975)
Our net realized losses and unrealized gains and losses resulted in a net loss of approximately $11.5 million for the three months ended September 30, 2024 compared to net realized gains and unrealized losses resulting in a net loss of approximately $12.0 million for the same period in 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2024 was primarily driven by unrealized depreciation in New Permian Holdco, Inc., TVG-Edmentum Holdings, LLC ("Edmentum") and AAC, partially offset by unrealized appreciation in HB Wealth Management, LLC ("Homrich"), NM NL Holdings, L.P. and NM YI, LLC. The provision for income taxes was attributable to equity investments that are held as of September 30, 2024 in eight of our corporate subsidiaries. The net loss for the three months ended September 30, 2023 was primarily driven by unrealized depreciation in Edmentum and UniTek, partially offset by realized gains in Haven Midstream Holdings LLC and unrealized appreciation in Vectra Co. and TMK Hawk Parent, Corp. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Total investment income	$95,327	$94,349
Net expenses after income taxes	59,939	53,675
Net investment income	35,388	40,674
Less: Net investment income related to non-controlling interest in NMNLC	(138)	229
Net investment income related to NMFC	$35,526	$40,445

Net change in realized (losses) gains on investments	(531)	4,673
Net change in realized losses on foreign currency	(1,455)	—
Less: Net change in realized losses on investments related to non-controlling interest in NMNLC	(27)	—
Net change in realized (losses) gains of investments related to NMFC	$(1,959)	$4,673

Net change in unrealized depreciation of investments	(11,694)	(16,879)
Net change in unrealized appreciation in NMNLC	1,533	—
Net change in unrealized appreciation (depreciation) on foreign currency	1,690	(60)
(Provision) benefit for taxes	(1,037)	291
Less: Net change in unrealized appreciation (depreciation) of investments related to non-controlling interest in NMNLC	170	(226)
Net change in unrealized depreciation of investments related to NMFC	$(9,678)	$(16,422)
Results of Operations for the Nine Months Ended September 30, 2024 and September 30, 2023
Revenue

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Total interest income	$208,831	$219,720
Total dividend income	63,058	54,547
Other income	8,582	7,527
Total investment income	$280,471	$281,794
Our total investment income remained relatively flat for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024, total investment income of approximately $280.5 million consisted of approximately $174.8 million in cash interest from investments, approximately $27.7 million in PIK and non-cash interest from investments, approximately $0.6 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $5.8 million, approximately $39.4 million in cash dividends from investments, approximately $23.6 million in PIK and non-cash dividends from investments and approximately $8.6 million in other income. The decrease in interest income of approximately $10.9 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to lower leverage, resulting in a smaller invested asset base, along with slightly lower yields on the portfolio. The increase in dividend income of approximately $8.5 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily driven by an increase in cash dividends from our investments in SLP III and SLP IV, an increase in PIK dividends on our preferred equity investments and a cash distribution from our common shares investment in OA Topco, L.P. Other income during the nine months ended September 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 61 different portfolio companies.

Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Management fee	$34,048	$34,549
Less: management fee waiver	(2,732)	(3,172)
Total management fee	31,316	31,377
Incentive fee	27,760	29,748
Interest and other financing expenses	101,790	93,921
Professional fees	3,213	2,818
Administrative expenses	3,135	2,996
Other general and administrative expenses	1,523	1,543
Total expenses	168,737	162,403
Income tax expense	353	401
Net expenses after income taxes	$169,090	$162,804

Our total net operating expenses increased by approximately $6.3 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Our management fee, net of a management fee waiver, remained relatively flat for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Our incentive fee decreased by approximately $2.0 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease in incentive fees was attributable to a decrease in net investment income. Interest and other financing expenses increased by approximately $7.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 as a result of the acceleration of financing costs upon termination of the DB Credit Facility, an increase in our cost of borrowings due to higher SOFR rates on our floating rate facilities, our 8.250% Unsecured Notes, issued on November 13, 2023 and our 6.875% Unsecured Notes, issued on February 1, 2024, partially offset by the repayment of our 2019A Unsecured Notes on February 5, 2024. Our total professional fees, administrative expenses and total other general and administrative expenses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Net realized (losses) gains on investments	$(43,524)	$7,904
Net realized (losses) gains on foreign currency	(1,455)	13
Net change in unrealized appreciation (depreciation) of investments	21,835	(18,340)
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	(3,000)	(39)
Net change in unrealized appreciation in NMNLC	1,533	—
Net change in unrealized appreciation (depreciation) on foreign currency	1,796	(5)
(Provision) benefit for taxes	(1,804)	66
Net realized and unrealized losses	$(24,619)	$(10,401)
Our net realized losses and unrealized gains and losses resulted in a net loss of approximately $24.6 million for the nine months ended September 30, 2024 compared to net realized gains and unrealized losses resulting in a net loss of approximately $10.4 million for the same period in 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the nine months ended September 30, 2024 was primarily driven by realized losses in New Trojan Parent, Inc., TMK Hawk Parent, Corp., and Transcendia and unrealized depreciation in Edmentum, Permian and New Benevis Holdco, Inc., partially offset by realized gains in Haven Midstream Holdings LLC and unrealized appreciation in NM GP Holdco, LLC, UniTek, Homrich and CentralSquare Technologies, LLC. The benefit for income taxes was attributable to equity investments that are held as of September 30, 2024 in eight of our corporate subsidiaries. The net loss for the nine months ended September 30, 2023 was primarily driven by realized losses in National HME and ADG, LLC, and unrealized depreciation in Ansira, Edmentum and

New Trojan Parent, Inc., partially offset by realized gains in Haven Midstream Holdings LLC and unrealized appreciation in UniTek. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Total investment income	$280,471	$281,794
Net expenses after income taxes	169,090	162,804
Net investment income	111,381	118,990
Less: Net investment income related to non-controlling interest in NMNLC	330	754
Net investment income related to NMFC	$111,051	$118,236

Net change in realized (losses) gains on investments	(43,524)	7,904
Net change in realized (losses) gains on foreign currency	(1,455)	13
Less: Net change in realized losses on investments related to non-controlling interest in NMNLC	(24)	—
Net change in realized (losses) gains of investments related to NMFC	$(44,955)	$7,917

Net change in unrealized appreciation (depreciation) of investments	21,835	(18,340)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(3,000)	(39)
Net change in unrealized appreciation in NMNLC	1,533	—
Net change in unrealized appreciation (depreciation) on foreign currency	1,796	(5)
(Provision) benefit for taxes	(1,804)	66
Less: Net change in unrealized appreciation (depreciation) of investments related to non-controlling interest in NMNLC	688	(264)
Net change in unrealized appreciation (depreciation) of investments related to NMFC	$19,672	$(18,054)
Liquidity, Capital Resources, Off-Balance Sheet Arrangements and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through September 30, 2024, we have raised approximately $1,034.6 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0% as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude the SBA-guaranteed debentures held by SBIC I and SBIC II from the 150.0% asset coverage ratio that we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes and certain of the Unsecured Notes (as defined in Item 1— Financial Statements—Note 7. Borrowings) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of September 30, 2024, our asset coverage ratio was 179.2%.

As of September 30, 2024 and December 31, 2023, our borrowings consisted of the 2019A Unsecured Notes (repaid on February 5, 2024), 2021A Unsecured Notes, 2022A Unsecured Notes, 8.250% Unsecured Notes, 6.875% Unsecured Notes (issued on February 1, 2024), SBA-guaranteed debentures, Holdings Credit Facility, 2022 Convertible Notes, DB Credit Facility (repaid and terminated on September 30, 2024), NMFC Credit Facility, NMNLC Credit Facility II and Unsecured Management Company Revolver. See Item 1—Financial Statements —Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information.
At September 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $61.9 million and $70.1 million, respectively. Our cash (used in) provided by operating activities during the nine months ended September 30, 2024 and September 30, 2023 was approximately $(153.2) million and $207.0 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
On November 3, 2021, we entered into an equity distribution agreement, as amended on May 18, 2023, August 23, 2023, June 27, 2024 and August 1, 2024 (the “Distribution Agreement”) with B. Riley Securities, Inc. and Raymond James & Associates, Inc. (collectively, the “Agents”). The Distribution Agreement originally provided that we may issue and sell our shares from time to time through the Agents, up to $250.0 million worth of our common stock by means of at-the-market ("ATM") offerings. As of the amendment on June 27, 2024, we increased the maximum amount of shares to be sold through the ATM program from $250.0 million to $400.0 million.
For the three months ended September 30, 2024, we did not sell any shares of common stock under the Distribution Agreement. For the nine months ended September 30, 2024, we sold 5,292,556 shares of common stock under the Distribution Agreement and received total accumulated net proceeds of approximately $67.7 million, including $0.0 million of offering expenses, from these sales. For the three and nine months ended September 30, 2023, we sold 502,623 and 502,623 shares, respectively, of common stock, under the Distribution Agreement and received total accumulated net proceeds of approximately $6.6 million and $6.6 million, respectively, including $0.0 million and $0.0 million, respectively, of offering expenses, from these sales.
We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of September 30, 2024, shares representing approximately $258.0 million of our common stock remain available for issuance and sale under the Distribution Agreement.
Off-Balance Sheet Agreements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $277.4 million and $156.8 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2024 and December 31, 2023, we had commitment letters to purchase investments in an aggregate par amount of $87.6 million and $11.1 million, respectively. As of September 30, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2024 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes(1)	$990.0	$—	$275.0	$715.0	$—
Holdings Credit Facility(2)	407.6	—	—	407.6	—
SBA-guaranteed debentures(3)	300.0	103.8	30.9	49.3	116.0
2022 Convertible Notes(4)	260.0	—	260.0	—	—
NMFC Credit Facility(5)	55.0	—	5.6	49.4	—
NMNLC Credit Facility II(6)	2.9	2.9	—	—	—
Total Contractual Obligations(7)	$2,015.5	$106.7	$571.5	$1,221.3	$116.0

(1)$200.0 million of the 2021A Unsecured Notes will mature on January 29, 2026 unless earlier repurchased, $75.0 million of the 2022A Unsecured Notes will mature on June 15, 2027 unless earlier repurchased, $115.0 million of the 8.250% Unsecured Notes will mature on November 15, 2028 unless earlier redeemed, $300.0 million of the 6.875% Unsecured Notes will mature on February 1, 2029 unless earlier redeemed and $300.0 million of the 6.200% Unsecured Notes will mature on October 15, 2027 unless earlier redeemed.
(2)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($407.6 million as of September 30, 2024) must be repaid on or before October 26, 2028. As of September 30, 2024, there was approximately $322.4 million of available capacity remaining, subject to borrowing base limitations, under the Holdings Credit Facility.
(3)The SBA-guaranteed debentures held by SBIC I and SBIC II will begin to mature on March 1, 2025.
(4)The 2022 Convertible Notes will mature on October 15, 2025 unless earlier converted or purchased at the holder's option or redeemed by us.
(5)Under the terms of the $638.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($55.0 million, which included £26.7 million denominated in GBP and €17.4 million denominated in EUR that have been converted to U.S. dollars as of September 30, 2024) must be repaid on or before June 4, 2026 for Non-Extending Lenders and on or before September 28, 2029 for Extending Lenders. As of September 30, 2024, there was approximately $583.5 million of available capacity remaining, subject to borrowing base limitations, under the NMFC Credit Facility.
(6)Under the terms of the NMNLC Credit Facility II, all outstanding borrowings under that facility must be repaid on or before November 1, 2024. As of September 30, 2024, the outstanding borrowings under the NMNLC Credit Facility II for all borrowers was $25.5 million, of which $2.9 million was outstanding for NMNLC.
(7)Under the terms of the $100.0 million Unsecured Management Company Revolver, all outstanding borrowings under that facility must be repaid on or before December 31, 2027. As of September 30, 2024, there were no borrowings outstanding.

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

Distributions and Dividends
Distributions declared and paid to stockholders for the nine months ended September 30, 2024 totaled approximately $111.6 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recently completed fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2024
Third Quarter	July 23, 2024	September 16, 2024	September 30, 2024	$0.34	(2)
Second Quarter	April 18, 2024	June 14, 2024	June 28, 2024	0.34	(3)
First Quarter	January 30, 2024	March 15, 2024	March 29, 2024	0.36	(4)
				$1.04
December 31, 2023
Fourth Quarter	December 8, 2023	December 22, 2023	December 29, 2023	$0.10	(5)
Fourth Quarter	October 24, 2023	December 15, 2023	December 29, 2023	0.36	(6)
Third Quarter	July 27, 2023	September 15, 2023	September 29, 2023	0.36	(7)
Second Quarter	April 25, 2023	June 16, 2023	June 30, 2023	0.35	(8)
First Quarter	January 24, 2023	March 17, 2023	March 31, 2023	0.32
				$1.49
December 31, 2022
Fourth Quarter	November 2, 2022	December 16, 2022	December 30, 2022	$0.32
Third Quarter	August 3, 2022	September 16, 2022	September 30, 2022	0.30
Second Quarter	May 3, 2022	June 16, 2022	June 30, 2022	0.30
First Quarter	February 23, 2022	March 17, 2022	March 31, 2022	0.30
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
(2)Includes a regular quarterly distribution of $0.32 per share and a supplemental distribution related to second quarter 2024 earnings of $0.02 per share.
(3)Includes a regular quarterly distribution of $0.32 per share and a supplemental distribution related to first quarter 2024 earnings of $0.02 per share.
(4)Includes a regular quarterly distribution of $0.32 per share and a supplemental distribution related to fourth quarter 2023 earnings of $0.04 per share.
(5)Special distribution of excess undistributed taxable income, driven primarily from the gain realized on our investment in Haven Midstream Holdings LLC.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2024 approximately $0.6 million and $1.8 million, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of September 30, 2024, approximately $0.6 million of indirect administrative expenses were included in payable to affiliates. For the three and nine months ended September 30, 2024, the reimbursement to the Administrator represented approximately 0.02% and 0.05%, respectively, of our gross assets.
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
On March 30, 2020, an affiliate of the Investment Adviser purchased directly from NMNLC 105,030 shares of NMNLC’s common stock at a price of $107.73 per share, which represented the net asset value per share of NMNLC at the date of purchase, for an aggregate purchase price of approximately $11.3 million. Immediately thereafter, NMNLC redeemed 105,030 shares of its common stock held by NMFC in exchange for a promissory note with a principal amount of $11.3 million and a 7.0% interest rate, which was repaid by NMNLC to NMFC on March 31, 2020. Effective July 1, 2024, NMNLC purchased 63,575 shares of NMNLC's common stock from an affiliate of the Investment Adviser at remaining original cost, a price of $73.39 per share, for an aggregate purchase price of approximately $4.7 million. Immediately thereafter, NMNLC sold the 63,575 shares of its common stock to NMFC at remaining original cost, a price of $73.39 per share, for an aggregate purchase price of approximately $4.7 million.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. From March 2022 to July 2023, the Federal Reserve was periodically raising interest rates to combat inflation and maintained the same rate benchmark from July 2023 to September 2024. While the Federal Reserve cut its benchmark rate in the third quarter of 2024 for the first time since March 2020 and indicated that there may be additional rate cuts in 2024, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA or SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2024, certain of the loans held in our portfolio had floating SOFR, SONIA, EURIBOR or Prime interest rates. As of September 30, 2024, approximately 84.94% of our investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR, SONIA or EURIBOR floor (includes investments bearing prime interest rate contracts) and approximately 15.06% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR, SONIA or EURIBOR rates.
The following table estimates the potential changes in interest income, net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2024. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our credit facilities, we use the outstanding balance as of September 30, 2024. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(14.16)%
-150 Basis Points	(10.62)%
-100 Basis Points	(7.08)%
-50 Basis Points	(3.54)%
+50 Basis Points	3.54%
+100 Basis Points	7.08%
+150 Basis Points	10.62%
+200 Basis Points	14.16%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of September 30, 2024. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, other than those set forth below:
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the three and nine months ended September 30, 2024.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the nine months ended September 30, 2024, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 422,990 shares of our common stock for approximately $5.3 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the nine months ended September 30, 2024.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2024	161,815	$12.86	—	$—
February 2024	—	—	—	—
March 2024	—	—	—	—
April 2024	135,241	12.63	—	—
May 2024	—	—	—	—
June 2024	—	—	—	—
July 2024	125,934	12.26	—	—
August 2024	—	—	—	—
September 2024	—	—	—	—
Total	422,990	$12.61	—	$—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated, to repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On October 23, 2024, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2025 or until $50.0 million of outstanding shares of common stock have been repurchased. To date, approximately $2.9 million of common stock has been repurchased by us under the Repurchase Program. We did not repurchase any shares of our common stock under the Repurchase Program during the three and nine months ended September 30, 2024.
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

4.2
Sixth Supplemental Indenture, dated September 26, 2024 relating to the 6.200% Notes due 2027, by and between New Mountain Finance Corporation and U.S. Bank Trust, Company, National Association, as trustee(5)

4.3	Form of Global Note 6.200% Note Due 2027 (included as part of Exhibit 4.2)(5)

10.1
Amendment No.4, dated August 1, 2024, to Equity Distribution Agreement, dated November 3, 2021, between New Mountain Finance Corporation and B. Riley Securities, Inc., Raymond James & Associates, Inc. and Citizens JMP Securities, LLC*

10.2
Second Amended and Restated Senior Secured Revolving Credit Agreement, by and among New Mountain Finance Corporation, as borrower Sumitomo Mitsui Banking Corporation, as administrative agent, sole lead arranger, and sole book runner, and the lenders party thereto*

10.3
Twelfth Amended and Restated Loan and Security Agreement, dated as of October 11, 2024, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian*

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
(4)Previously filed in connection with New Mountain Finance Corporation's Current Report on Form 8-K filed on April 3, 2019.
(5)Previously filed in connection with New Mountain Finance Corporation's Current Report on Form 8-K filed on September 26, 2024.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2024.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ JOHN R. KLINE
John R. Kline
President, Chief Executive Officer
(Principal Executive Officer) and Director

By:	/s/ KRIS CORBETT
Kris Corbett
Chief Financial Officer and Treasurer (Principal
Financial and Accounting Officer)