Form 10-K
period 2024-12-31
New Mountain Finance Corp
filed 2025-02-26
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of New Mountain Finance Corporation on June 28, 2024, based on the closing price on that date of $12.24, on the NASDAQ Global Select Market ("NASDAQ") was $1,184.7 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

Description	Shares as of February 26, 2025
Common stock, par value $0.01 per share	107,851,415
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on this Form 10-K are incorporated by reference into Part III on this Form 10-K.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
Item 1.    Business
New Mountain Finance Corporation ("NMFC", the "Company", "we", "us" or "our") is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through December 31, 2024, we have raised approximately $1,034.6 million in net proceeds from additional offerings of common stock.
New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with over $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations.

We have established the following wholly-owned direct and indirect subsidiaries:

•New Mountain Finance Holdings, L.L.C. ("NMF Holdings") and New Mountain Finance DB, L.L.C. ("NMFDB"), whose assets are used to secure NMF Holdings’ credit facility and were used to secure NMFDB’s credit facility, until its termination on September 30, 2024, respectively;
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
New Mountain Finance Advisers, L.L.C.
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with over $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a six member investment committee (the "Investment Committee"), which is responsible for approving purchases and sales of our investments above

$10.0 million in the aggregate by a single issuer. For additional information on the Investment Committee, see "Investment Committee".
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
Our portfolio may be concentrated in a limited number of industries. As of December 31, 2024, our top five industry concentrations were software, healthcare, business services, investment funds (which includes our investments in our joint ventures) and consumer services. Our targeted investments typically have maturities of between five and ten years and generally range in size between $10.0 million and $125.0 million. This investment size may vary proportionately as the size of our capital base changes. At December 31, 2024, our portfolio consisted of 120 portfolio companies and was invested 63.3% in first lien loans, 6.4% in second lien loans, 3.3% in subordinated debt, 0.1% in structured finance obligations and 26.9% in equity and other, as measured at fair value versus 110 portfolio companies invested 55.9% in first lien loans, 14.1% in second lien loans, 3.0% in subordinated debt and 27.0% in equity and other, as measured at fair value at December 31, 2023.
The fair value of our investments, as determined in good faith by our board of directors, was approximately $3,091.0 million in 120 portfolio companies at December 31, 2024 and approximately $3,011.3 million in 110 portfolio companies at December 31, 2023. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -

Portfolio and Investment Activity in this Annual Report on Form 10-K for details.
At December 31, 2024 and December 31, 2023, our weighted average yield to maturity at cost ("YTM at Cost") for income producing investments was approximately 11.0% and 10.9%, respectively. This YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. At December 31, 2024 and December 31, 2023, our weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") was approximately 9.2% and 9.7%, respectively. This YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use Sterling Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
The following summarizes our ten largest portfolio company investments and the top ten industries in which we were invested as of December 31, 2024, calculated as a percentage of total assets as of December 31, 2024:

Portfolio Company	Percent of Total Assets
NMFC Senior Loan Program III LLC	4.9%
New Benevis Topco, LLC/New Benevis Holdco, Inc.	4.3%
NMFC Senior Loan Program IV LLC	3.5%
NM NL Holdings LP/NM GP Holdco LLC	3.3%
UniTek Global Services, Inc.	3.3%
TVG-Edmentum Holdings, LLC/Edmentum Ultimate Holdings, LLC	2.8%
Knockout Intermediate Holdings I Inc./Kaseya Inc.	2.7%
Paw Midco, Inc./AAH Topco, LLC	2.5%
Dealer Tire Holdings, LLC	2.4%
OA Topco, L.P./OA Buyer, Inc.	2.1%
Total	31.8%

Industry Type	Percent of Total Assets
Software	26.1%
Healthcare	15.5%
Business Services	15.3%
Investment Funds (includes investments in joint ventures)	8.5%
Consumer Services	5.9%
Education	5.8%
Financial Services	3.9%
Distribution & Logistics	3.7%
Net Lease	3.5%
Packaging	2.1%
Total	90.3%

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
Investment Committee
The Investment Adviser is managed by a six member Investment Committee, which is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, John R. Kline, Adam B. Weinstein and Laura C. Holson. The sixth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Andre V. Moura served on the Investment Committee from August 2023 to July 2024. Beginning in August 2024, Robert Mulcare was appointed to the Investment Committee for a one year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $10.0 million may be approved by our Chief Executive Officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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

Portfolio Company Monitoring
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. Our portfolio monitoring procedures are designed to provide a simple yet comprehensive analysis of our portfolio companies based on their operating performance and underlying business characteristics, which in turn forms the basis of its Risk Rating. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Monitoring of Portfolio Investments in this Annual Report on Form 10-K for details.
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
We have a board of directors. A majority of our board of directors must be persons who are not "interested persons" of NMFC, as that term is defined in Section 2(a)(19) of the 1940 Act (the "independent directors"). As a BDC, we are prohibited from indemnifying any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. Additionally, to provide additional shareholder protection we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC.
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
These SBIC licenses allow each of SBIC I and SBIC II to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. In June 2018, the limit of SBA leverage available to an individual SBIC eligible for two tiers of leverage was increased from $150.0 million with at least $75.0 million in regulatory capital to $175.0 million with at least $87.5 million in regulatory capital, subject to SBA approval. The maximum leverage available to a group of SBICs under common control is $350.0 million. Currently, SBIC I and SBIC II operate under the prior $150.0 million leverage limit. SBA-guaranteed debentures are non-recourse to us, have a maturity of ten years, require semi-annual interest payments and do not require any principal payments prior to maturity. SBIC I and SBIC II are subject to regulation and oversight by the SBA, including requirements with respect to reporting financial information, such as the extent of capital impairment, if applicable, on a regular basis. The SBA, as a creditor, will have a superior claim to SBIC I's and SBIC II's assets over our stockholders in the event that SBIC I and SBIC II are liquidated or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC I and SBIC II upon an event of default.
On November 5, 2014, we received exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures of SBIC I, SBIC II and any other future SBIC subsidiaries from the definition of "senior securities" in the asset coverage requirement applicable to us under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150.0%. This provides us with increased investment flexibility but also increases our risks related to leverage.
SBICs are designed to stimulate the flow of private investor capital to eligible "small businesses" as defined by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $24.0 million and have average annual net income after U.S. federal income taxes not exceeding $8.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must invest 25.0% of its investment capital to "smaller enterprises" as defined by the SBA. Smaller enterprises generally include businesses that (together with their affiliates) have a net worth not exceeding $6.0 million for the most recent fiscal year and have average net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative industry size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprise, which criteria depend on the primary industry in which the business is engaged and is based on the number of employees or gross revenue of the business and its affiliates. However, once an SBIC has invested in an eligible small business, it may continue to make follow-on investments in the company, regardless of the size of the company at the time of the follow-on investment, up to the time of the company's initial public offering, if any.
The SBA generally prohibits an SBIC from providing financing to small businesses with certain characteristics, such as relending businesses, businesses with the majority of their employees located outside the United States, and businesses engaged in certain prohibited industries, such as project finance, real estate, farmland, financial intermediaries or certain "passive" (i.e. non-operating) businesses. Without prior SBA approval, an SBIC may not provide financing or a commitment to a single small business (and its affiliates) in an amount equal to more than approximately 10.0% of the SBIC's private capital.
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
The SBA restricts the ability of an SBIC to provide financing to an "associate" as defined in the SBA regulations, without prior written approval from the SBA. The SBA also generally prohibits, without prior SBA approval, a "change of control" of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. A "change of control" is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.
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
•Hedging using derivatives may impact investment performance.

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
Base Management Fees
Pursuant to Amendment No. 1 to the Investment Management Agreement dated November 21, 2021 ("Amendment No.1") the base management fee was calculated at an annual rate of 1.4% of our "gross assets", which equals our total assets on the Consolidated Statements of Assets and Liabilities, less cash and cash equivalents. Pursuant to Amendment No. 2 to the Investment Management Agreement dated January 29, 2025 ("Amendment No. 2"), the base management fee is calculated at an annual rate of 1.25% of our gross assets. The base management fee is payable quarterly in arrears, and is calculated based on the average value of our gross assets, which equals our total assets, as determined in accordance with GAAP, less cash and cash equivalents at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter. To the extent we invest in derivatives, we use the actual value of the derivatives, as reported on the Consolidated Statements of Assets and Liabilities, for purposes of calculating the base management fee.
We entered into a fee waiver agreement, dated March 31, 2021, as subsequently amended on November 2, 2021 and August 3, 2023, pursuant to which, effective as of and for the quarter ended March 31, 2021 through the quarter ended December 31, 2024, the Investment Adviser waived base management fees in order to reach a target base management fee of 1.25% on gross assets. Following the expiration of the Fee Waiver Agreement, the Investment Adviser agreed to waive an amount of the base management fee that it may have been entitled to under the Investment Advisory Agreement for the period of January 1, 2025 through January 28, 2025, that would be in excess of an annual rate of 1.25% of our gross assets. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the year ended December 31, 2024, total management fees waived were approximately $3.7 million.
Incentive Fees
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there is none as of December 31, 2024), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
•100.0% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser. This portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the "catch-up". The catch-up provision is intended to provide the Investment Adviser with an incentive fee of 20.0% on all of our Pre-

Incentive Fee Net Investment Income as if a hurdle rate did not apply when our Pre-Incentive Fee Net Investment Income exceeds 2.5% in any calendar quarter.
•20.0% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved.
For the year ended December 31, 2024, no incentive fees were waived. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.
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
Management fee(2) = 0.31%
Other expenses (legal, accounting, safekeeping agent, transfer agent, etc.)(3) = 0.20%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses)) = 0.74%
    Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no income related incentive fee.
Alternative 2
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.90%
Hurdle rate(1) = 2.00%
Management fee(2) = 0.31%
Other expenses (legal, accounting, safekeeping agent, transfer agent, etc.)(3) = 0.20%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses)) = 2.39%
Incentive fee = 100.00% × Pre-Incentive Fee Net Investment Income (subject to "catch-up")(4)
= 100.00% × (2.39% – 2.00%)
= 0.39%
Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, but does not fully satisfy the "catch-up" provision, therefore the income related portion of the incentive fee is 0.39%.
Alternative 3
Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.50%

Hurdle rate(1) = 2.00%
Management fee(2) = 0.31%
Other expenses (legal, accounting, safekeeping agent, transfer agent, etc.)(3) = 0.20%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses)) = 2.99%
Incentive fee = 100.00% × Pre-Incentive Fee Net Investment Income (subject to "catch-up")(4)
Incentive fee = 100.00% × "catch-up" + (20.00% × (Pre-Incentive Fee Net Investment Income 2.50%))
Catch-up = 2.50% – 2.00%
                = 0.50%
Incentive fee = (100.00% × 0.50%) + (20.00% × (2.99% – 2.50%))
                      = 0.50% + (20.00% × 0.49%)
                      = 0.50% + 0.10%
                      = 0.60%
Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, and fully satisfies the "catch-up" provision, therefore the income related portion of the incentive fee is 0.60%
.

(1)Represents 8.00% annualized hurdle rate.
(2)Assumes 1.25% annualized base management fee effective January 29, 2025 per Amendment No. 2 of the Investment Management Agreement.
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
Board Consideration of the Investment Management Agreement
Our board of directors initially approved our Investment Management Agreement between the Company and the Adviser on March 25, 2014. Thereafter, our stockholders approved the Investment Management Agreement on May 6, 2014. The Investment Management Agreement first became effective on May 8, 2014. Our board of directors determined at a virtual meeting held on November 1, 2021 to approve Amendment No. 1, the sole purpose of which was to reduce the base management fee. On January 29, 2025, our board of directors held a board meeting to consider the re-approval of our Investment Management Agreement as amended by Amendment No. 2, the sole purpose of which was to reduce the base management fee. In its consideration of the re-approval of the Investment Management Agreement, as amended by Amendment No. 2, our board of directors focused on information they had received relating to, among other things:
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
Based on the information reviewed and the discussions detailed above, our board of directors, including a majority of the independent directors, concluded that the fees payable to the Investment Adviser pursuant to the Investment Management Agreement, as amended by Amendment No. 2, were reasonable, and comparable to the fees paid by other management investment companies with similar investment objectives, in relation to the services to be provided. As a result, our board of directors approved the Investment Management Agreement, as amended by Amendment No. 2, for a period of 12 months commencing on March 1, 2025. Our board of directors did not assign relative weights to the above factors or the other factors considered by it. Individual members of our board of directors may have given different weights to different factors.
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
i.does not have any class of securities that is traded on a national securities exchange;
ii.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million;
iii.is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv.is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
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

As of December 31, 2024, 14.6% of our total assets are represented by investments at fair value that are considered non-qualifying assets.
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
Temporary Investments
Pending investments in other types of qualifying assets, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, as “temporary investments”), so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. We had no temporary investments as of December 31, 2024.
Repurchase Agreements
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no repurchase agreements as of December 31, 2024.
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
The code of ethics is available on our website at www.newmountainfinance.com.
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
Available Information
We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information as required by the 1940 Act. The SEC maintains a website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at www.sec.gov.
We make available free of charge on our website, www.newmountainfinance.com, our reports, proxies and information statements and other information as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC. Information contained on our website or on the SEC's website about us is not incorporated into this annual report and should not be considered to be a part of this annual report.
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
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of continued elevated interest rates or global conflict, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
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
The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions. On January 2, 2025, U.S. lawmakers reinstated the debt ceiling to the level of obligations accrued during the suspension or $36.1 trillion. As of January 22, 2025, the US government has hit the debt ceiling and exceeded its borrowing limit. Despite taking action to suspend the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s long-term rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023. Although, in August 2024, Moody’s affirmed the U.S. government’s credit rating at AA+, with a stable outlook, there is no guarantee that there will not be a further downgrade in the future.
The impact of any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, and may lead to additional shutdowns in the future. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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
Inflation may affect our investments adversely in a number of ways. During periods of rising inflation, interest and distribution rates of any instrument we or entities related to portfolio investments may have issued could increase. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies. Portfolio companies may have fixed income streams and, therefore, be unable to pay the interest amounts and other payments on our portfolio investments. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses.
There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.
Following the November 2024 elections in the United States, the Republican Party controls the Presidency, the Senate and the House of Representatives. Despite political tensions and uncertainty, changes in federal policy, including tax policies, and positions of regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. In addition, in June 2024, the U.S. Supreme Court in Loper Bright Enterprises v. Raimondo reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the Loper decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision in Loper could significantly impact how federal agencies will regulate consumer protection, advertising, cybersecurity, privacy, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.
The financial markets have previously encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors in the past, there is no guarantee that the federal government will do so again in the future and other banks may be materially and adversely impacted. Our business is dependent on bank relationships. Continued strain on the financial health of banks with which we (or our portfolio companies) do or may in the future do business may adversely impact our business, financial condition and results of operations.
Changes to U.S. tariff and trade policies may have a negative impact on our portfolio companies, which may in turn negatively impact us.
Potential significant changes in U.S. trade policies and potential tariffs may create uncertainty regarding the relationship between the United States and certain other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. These factors could restrict our portfolio companies' access to suppliers or customers or increase the cost of such goods, which may have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.
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
We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky, Robert A. Hamwee, John R. Kline and Laura C. Holson, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2024 consisted of approximately 270 employees and senior advisors of New Mountain Capital and its affiliates to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.
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
The following tables summarizes our indebtedness outstanding at principal value and the weighted average interest rates of each credit facility for the year ended December 31, 2024:

Borrowing	Total Outstanding (in millions)	Weighted Average Interest Rate
Unsecured Notes	$990.0	6.6%
SBA-guaranteed debentures	300.0	2.7%
Holdings Credit Facility	294.4	7.5%
2022 Convertible Notes	260.0	7.5%
NMFC Credit Facility	27.9	7.0%

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense and adjusted for unsettled securities purchased. The calculations in the table below are hypothetical. Actual returns may be higher or lower than those appearing below. The calculation assumes (i) $3,246.7 million in total assets as of December 31, 2024, (ii) a weighted average cost of borrowings of 6.2%, which assumes the weighted average interest rates as of December 31, 2024 for the Unsecured Notes, the SBA-guaranteed debentures, the Holdings Credit Facility and the NMFC Credit Facility, and the interest rate as of December 31, 2024 for the 2022 Convertible Notes, (iii) $1,860.9 million in debt outstanding and (iv) $1,353.3 million in net assets.

Assumed Return on Our Portfolio (Net of Interest Expense)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding Return to Stockholder	(32.7)%	(20.7)%	(8.7)%	3.3%	15.3%
If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.
The Holdings Credit Facility includes covenants that, subject to exceptions, restrict our ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The Holdings Credit Facility also includes a change of control provision that accelerates the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent us from taking actions that we believe would help us grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, the restrictions contained in the Holdings Credit Facility could limit our ability to make distributions to our stockholders in certain circumstances, which could result in us failing to qualify as a RIC and thus becoming subject to U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes).
Certain of our Unsecured Notes are subject to certain covenants, including covenants such as information reporting, maintenance of our status as a BDC under the 1940 Act and a RIC under the Code, minimum stockholders' equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under our other indebtedness or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. In addition, we are obligated to offer to prepay the Unsecured Notes (excluding the 8.250% Unsecured Notes) at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our $200.0 million in 2021A Unsecured Notes will mature on January 29, 2026, our $75.0 million in 2022A Unsecured Notes will mature on June 15, 2027, our $115.0 million in 8.250% Unsecured Notes will mature on November 15, 2028, our $300.0 million in 6.875% Unsecured Notes will mature on February 1, 2029 and our $300.0 million in 6.200% Unsecured Notes will mature on October 15, 2027. The SBA-guaranteed debentures have ten year maturities and will begin to mature on March 1, 2025. The Holdings Credit Facility and the 2022 Convertible Notes will mature on October 26, 2028 and October 15, 2025, respectively. The NMFC Credit Facility will mature on June 4, 2026 for Non-Extending Lenders and on September 28, 2029 for Extending Lenders. Of the $638.5 million in the NMFC Credit Facility, $111.4 million has been committed by Non-Extending Lenders and $527.1 million has been committed by Extending Lenders. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
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
If the fair value of our assets declines substantially, we may fail to satisfy the asset coverage ratios imposed upon us by the 1940 Act and contained in the certain of the Unsecured Notes, Holdings Credit Facility, the 2022 Convertible Notes and the NMFC Credit Facility. Any such failure would result in a default under such indebtedness and otherwise affect our ability to issue senior securities, borrow under our credit facilities and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by our inability to access the capital or credit markets. For example, we cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations, or reapply for SBIC licenses. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally in recent years. In addition, adverse economic conditions due to these disruptive conditions could materially impact our ability to comply with the financial and other covenants in any existing or future credit facilities. If we are unable to comply with these covenants, this could materially adversely affect our business, results of operations and financial condition.
Changes in interest rates may affect our cost of capital and net investment income.
To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, a significant change in market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of elevated interest rates, our cost of funds would increase, which could reduce our net investment income. Conversely, in periods of declining interest rates, we may earn less interest from our investments and our cost of funds will also decrease to a lesser extent, resulting in lower net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
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
SBA-guaranteed debentures are non-recourse to us, have a ten year maturity, and may be prepaid at any time without penalty. Pooling of issued SBA-guaranteed debentures occurs in March and September of each year. The interest rate of SBA-

guaranteed debentures is fixed at the time of pooling at a market-driven spread over ten year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. Legislation adopted in 2018 raised the amount that any single SBIC may borrow to two tiers of leverage capped from $150.0 million to $175.0 million, subject to SBA approval, where each tier is equivalent to the SBIC's regulatory capital, which generally equates to the amount of equity capital in the SBIC. Currently, SBIC I and SBIC II operate under the prior $150.0 million cap. The amount of SBA-guaranteed debentures that SBICs under common control can have outstanding is $350.0 million, subject to SBA approval.
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
In order for us to continue to qualify for tax benefits available to RICs and to minimize U.S. federal income tax, we generally must timely distribute to our stockholders, for each taxable year, at least 90.0% of our "investment company taxable income", which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, including investment company taxable income from SBIC I and SBIC II. We will be partially dependent on SBIC I and SBIC II for cash distributions to enable us to meet the RIC distribution requirements. SBIC I and SBIC II may be limited by SBA regulations governing SBICs from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA's restrictions for SBIC I and SBIC II to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver and if SBIC I and SBIC II are unable to obtain a waiver, compliance with the SBA regulations may result in our income being subject to U.S. federal income tax imposed at corporate rates.
Our ability to enter into transactions with our affiliates is restricted.
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is an affiliate of ours for purposes of the 1940 Act. We are generally prohibited from buying or selling any securities (other than our securities) from or to an affiliate. The 1940 Act also prohibits us from participating in certain "joint" transactions with certain of our affiliates, including New Mountain Private Credit Fund, New Mountain Guardian IV BDC, L.L.C., New Mountain Guardian IV Income Fund, L.L.C., NMF SLF I, Inc. and other funds and accounts that the Investment Adviser manages, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of independent directors and, in some cases, the SEC. If a person acquires more than 25.0% of our voting securities, we are prohibited from buying or selling any security (other than our securities) from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a fund managed by any affiliate of the Investment Adviser, or entering into joint arrangement, such as certain co-investments with these companies or funds, without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in qualifying assets such as U.S. private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our election as a BDC. If we decide to withdraw our election, or if we otherwise fail to operate as a BDC, we may be subject to substantially greater regulation under the 1940 Act as a registered closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.
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
We may issue debt securities, preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities", up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150.0% after each issuance of senior securities (which means we can borrow $2 for every $1 of our equity). As a result of our SEC exemptive order, we are permitted to exclude the senior securities issued by SBIC I and SBIC II from the definition of senior securities in the 150.0% asset coverage ratio we are required to maintain under the 1940 Act. If our asset coverage ratio is not at least 150.0%, we would be unable to issue additional senior securities, and certain provisions of certain of our senior securities may preclude us from making distributions to our stockholders. For example, our 2021A Unsecured Notes and 2022A Unsecured Notes contain a covenant that prohibits us from declaring or paying a distribution to our stockholders unless we satisfy the asset coverage ratio immediately after the distribution, and the 8.250% Unsecured Notes contain a covenant that would be triggered if we declare or pay a distribution to our stockholders resulting in an asset coverage ratio of less than 150.0% for more than six consecutive months. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.
The following table summarizes our indebtedness as of December 31, 2024:

Borrowing	Maturity Date	Permitted Borrowing	Total Outstanding
		(in millions)	(in millions)
2021A Unsecured Notes	January 29, 2026	N/A	$200.0
2022A Unsecured Notes	June 15, 2027	N/A	75.0
8.250% Unsecured Notes	November 15, 2028	N/A	115.0
6.875% Unsecured Notes	February 1, 2029	N/A	300.0
6.200% Unsecured Notes	October 15, 2027	N/A	300.0
SBA-guaranteed debentures	Beginning March 1, 2025	N/A	300.0
Holdings Credit Facility	October 26, 2028	$730.0	294.4
2022 Convertible Notes	October 15, 2025	N/A	260.0
NMFC Credit Facility(1)	Beginning June 4, 2026(2)	638.5	27.9
Unsecured Management Company Revolver	December 31, 2027	100.0	—
			$1,872.3

(1)Under the NMFC Credit Facility, we may borrow in United States dollars or certain other permitted currencies. As of December 31, 2024, we had borrowings denominated in Euro ("EUR") of €16.5 million and in British Pound Sterling ("GBP") of £8.7 million that have been converted to U.S. dollars.
(2)Of the $638.5 million in the NMFC Credit Facility, $111.4 million has been committed by Non-Extending Lenders and $527.1 million has been committed by Extending Lenders. The Non-Extending Lenders must be repaid on or before June 4, 2026 and the Extending Lenders must be repaid on or before September 28, 2029.
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
We will be subject to U.S. federal income tax imposed at corporate rates on all of our income if we are unable to maintain tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.
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
•The Annual Distribution Requirement for a RIC generally is satisfied if we timely distribute (or are deemed to distribute) to our stockholders on an annual basis at least 90.0% of our net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act, and we are subject to certain financial covenants contained in the Holdings Credit Facility and other debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders, which distributions are necessary for us to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes).
•The source-of-income requirement will be satisfied if at least 90.0% of our allocable share of our gross income for each year is derived from dividends and interest payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships” (as defined in the Code) or other income derived with respect to our business of investing in such stock or securities.
•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, (i) at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and (ii) no more than 25.0% of the value of our assets can be invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (b) the securities, other than securities of other RICs of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (c) the securities of one or more “qualified publicly traded partnerships”. Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to maintain our tax treatment as a RIC for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes). In this event, the resulting tax liability could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions, which would have a material adverse effect on our financial performance.
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
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will continue to achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain covenants under the Unsecured Notes, the Holdings Credit Facility or the NMFC Credit Facility, our ability to pay distributions to our stockholders could be limited. All distributions are paid at the discretion of our board of directors and depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with covenants under the Unsecured Notes, the Holdings Credit Facility and the NMFC Credit Facility, and such other factors as our board of directors may deem relevant from time to time. The distributions that we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital or gain from sale or exchange of property for U.S. federal income tax purposes.
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
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to qualify for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous. We may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to enable us to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes).
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
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Similarly, there are a number of proposals in Congress that would also modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including significantly and negatively affect our ability to qualify for tax treatment as a RIC or otherwise impact the U.S. federal income tax consequences applicable to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
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
In December 2015 the United Nations adopted a climate accord (the "Paris Agreement") with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. The current presidential administration has announced the United States would cease participation. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments.

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
Additionally, in June 2018, legislation amending the 1958 Act increased the individual leverage limit available to a single SBIC from $150.0 million to $175.0 million, subject to SBA approval. SBICs are generally eligible to borrow up to the individual leverage limit as long as the licensee satisfies the required amount of regulatory capital (equal to $75.0 million for SBIC I and SBIC II), has received a capital commitment from the SBA, and has been through an examination by the SBA subsequent to licensing. SBIC I and SBIC II operate under the prior $150.0 million cap. The maximum leverage available to a "family" of affiliated SBIC funds is $350.0 million, subject to SBA approval. We may issue additional SBIC debentures above the $300.0 million of SBA-guaranteed debentures currently permitted, pending application for and receipt of any additional SBIC licenses. If we incur this additional indebtedness in the future, your risk of an investment in our securities may increase.
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
Additionally, there continues to be significant evolution and developments in the use of artificial intelligence technologies including generative artificial intelligence such as ChatGPT. We cannot fully determine the impact of such evolving technology to our business at this time.
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
Our portfolio may be concentrated in a limited number of industries. For example, as of December 31, 2024, our investments in the software and the healthcare industries represented approximately 27.4% and 16.2%, respectively, of the fair value of our portfolio. A downturn in any particular industry in which we are invested could significantly impact the portfolio companies operating in that industry, and accordingly, the aggregate returns that we realize from our investment in such portfolio companies.
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
Risks Relating to Due Diligence of and Conduct at Portfolio Companies
Before making portfolio investments, the Investment Adviser typically conducts due diligence that they deem reasonable and appropriate based on the facts and circumstances applicable to each portfolio investment. Due diligence may entail evaluation of, among other things, important and complex business, financial, tax, accounting, environmental, social, governance and legal issues. When conducting due diligence and making an assessment regarding an investment, the Investment Adviser relies on the resources available to it, including information provided by the target of the investment and, in some circumstances, third‑party investigations and reports. The due diligence investigation that the Investment Adviser carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the portfolio investment being successful. There can be no assurance that attempts to provide downside protection with respect to portfolio investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.
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
Historically, our investment strategy consisted primarily of secondary market purchases in debt securities. Over time, we have adjusted that investment strategy to also include significantly more primary originations. While loans that we originate and loans we purchase in the secondary market face many of the same risks associated with the financing of leveraged companies, we may be exposed to different risks depending on specific business considerations for secondary market purchases or origination of loans. Primary originations require substantially more time and resources for sourcing, diligencing and monitoring investments, which may consume a significant portion of our resources. Further, the valuation process for primary originations may be more cumbersome and uncertain due to the lack of comparable market quotes for the investment and would likely require more frequent review by a third-party valuation firm. This may result in greater costs for us and fluctuations in the quarterly valuations of investments that are primary originations. As a result, this strategy may result in different returns from these investments than the types of returns historically experienced from secondary market purchases of debt securities.
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
•departures of key personnel; or
•loss of a major source of funding.
In addition, we are required to continue to meet certain listing standards in order for our common stock and, from time to time, other securities, to remain listed on the NASDAQ Global Select Market ("NASDAQ"). If we were to be delisted by NASDAQ, the liquidity of our common stock would be materially impaired.
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
These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock. Certain of the the Unsecured Notes, Holdings Credit Facility and the NMFC Credit Facility also include covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, make restricted payments, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The Unsecured Notes (excluding the 8.250% Unsecured Notes), the Holdings Credit Facility and the NMFC Credit Facility also include change of control provisions that accelerate the indebtedness (or require prepayment of such indebtedness) under these agreements in the event of certain change of control events.
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
Past performance of investment entities associated with New Mountain Capital and its affiliates is not necessarily indicative of future results. There can be no assurance that we will achieve comparable results or that our performance objectives will be achieved. In particular, we do not expect to replicate the historical performance of New Mountain Capital's investments, or those of certain affiliates that have also elected to be regulated as a BDC, including New Mountain Private Credit Fund, New Mountain Guardian IV BDC, L.L.C., New Mountain Guardian IV Income Fund, L.L.C., and NMF SLF Inc. In addition, our investment strategies may differ from those of New Mountain Capital or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or certain of its affiliates.
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
We will have significant flexibility in applying the proceeds of any offering of our securities. We will also pay operating expenses, and may pay other expenses such as due diligence expenses of potential new investments, from net proceeds of such offerings. Our ability to achieve our investment objective may be limited to the extent that the net proceeds of the offerings, pending full investment, are used to pay operating expenses. In addition, we can provide you no assurance that any offering will be successful, or that by increasing the size of our available equity capital, our aggregate expenses, and correspondingly, our expense ratio, will be lowered.
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
Item 3.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2024. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock and Distributions
New Mountain Finance Corporation's ("NMFC", the "Company", "we", "us" or "our") common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "NMFC". The following table sets forth the net asset value ("NAV") per share of our common stock, the high and low closing sale price for our common stock, the closing sale price as a percentage of NAV and the quarterly distributions per share for each fiscal quarter for the years ended December 31, 2024 and December 31, 2023.

		Closing Sales Price (2)
Fiscal Year Ended	NAV Per Share (1)	High	Low	(Discount) Premium of High Closing Sales Price to NAV (3)	(Discount) Premium of Low Closing Sales Price to NAV (3)	Declared Distributions Per Share (4)(5)(6)
December 31, 2024
Fourth Quarter	$12.55	$11.94	$10.68	(4.85)%	(14.89)%	$0.33
Third Quarter	$12.62	$12.50	$11.84	(0.97)%	(6.20)%	$0.34
Second Quarter	$12.74	$12.72	$12.14	(0.16)%	(4.72)%	$0.34
First Quarter	$12.77	$13.05	$12.25	2.22%	(4.05)%	$0.36
December 31, 2023
Fourth Quarter	$12.87	$13.21	$12.25	2.64%	(4.82)%	$0.46	(7)
Third Quarter	$13.06	$13.10	$12.48	0.31%	(4.44)%	$0.36
Second Quarter	$13.14	$12.69	$11.42	(3.42)%	(13.09)%	$0.35
First Quarter	$13.14	$13.11	$11.63	(0.23)%	(11.49)%	$0.32

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
(6)Includes regular quarterly distributions of $0.32 per share and supplemental distributions related to prior quarter earnings of $0.01, $0.02, $0.02, $0.04, $0.04, $0.04, and $0.03 for the fourth quarter of 2024, third quarter of 2024, second quarter of 2024, first quarter of 2024, fourth quarter of 2023, third quarter of 2023 and second quarter of 2023, respectively.
(7)Includes a special distribution of $0.10 per share.
As of February 24, 2025, we had thirteen stockholders of record and one beneficial owner whose shares are held in the names of brokers, dealers, funds, trusts and clearing agencies.
Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. Since our initial public offering on May 19, 2011, our shares of common stock have traded at times at both a discount and a premium to the net assets attributable to those shares. As of February 24, 2025, our shares of common stock traded at a discount of approximately 4.8% of the NAV attributable to those shares as of December 31, 2024. It is not possible to predict whether the shares offered hereby will trade at, above, or below NAV.

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
Unregistered Sales of Equity Securities
We did not engage in unregistered sales of equity securities during the year ended December 31, 2024.

Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the year ended December 31, 2024, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 549,827 shares of our common stock for $6.8 million in the open market in order to satisfy the reinvestment portion of our distribution.
The following table outlines purchases by our dividend reinvestment administrator of our common stock for this purpose during the year ended December 31, 2024.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2024	161,815	$12.86	—	$—
February 2024	—	—	—	—
March 2024	—	—	—	—
April 2024	135,241	12.63	—	—
May 2024	—	—	—	—
June 2024	—	—	—	—
July 2024	125,934	12.26	—	—
August 2024	—	—	—	—
September 2024	—	—	—	—
October 2024	126,837	11.89	—	—
November 2024	—	—	—	—
December 2024	—	—	—	—
Total	549,827	$12.44	—	$—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On October 23, 2024, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2025 or until $50.0 million of outstanding shares of common stock have been repurchased. To date, approximately $2.9 million of our common stock has been repurchased by us under the Repurchase Program. We did not repurchase any shares of our common stock under the Repurchase Program during the year ended December 31, 2024.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor's 500 Total Return Index ("S&P 500 TR") and the Russell 2000 Index Total Return ("Russell 2000 TR") as we do not believe that there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period May 19, 2011 (commencement of operations) to December 31, 2024. The graph assumes that, on May 19, 2011, a person invested $100 in each of our common stock, the S&P 500 TR and the Russell 2000 TR. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

Comparison of Cumulative Total Return Among NMFC, S&P 500 TR and Russell 2000 TR

$600
$560
$520
$480
$440
$400
$360
$320
$280
$240
$200
$160
$120
$80
$40
05/20/11
06/30/11
12/30/11
06/29/12
12/31/12
06/28/13
12/31/13
06/30/14
12/31/14
06/30/15
12/31/15
06/30/16
12/30/16
06/30/17
12/29/17
06/29/18
12/31/18
06/28/19
12/31/19
06/30/20
12/31/20
06/30/21
12/31/21
06/30/22
12/30/22
06/30/23
12/29/23
06/28/24
12/31/24
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	N/A	(1)
Offering expenses borne by us (as a percentage of offering price)	N/A	(2)
Dividend reinvestment plan expenses (per sales transaction fee)	$15.00	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock)
Base management fees	3.36%	(4)
Incentive fees payable under the Investment Management Agreement	2.69%	(5)
Interest payments on borrowed funds	8.41%	(6)
Other expenses	0.81%	(7)
Acquired fund fees and expenses	3.66%	(8)
Total annual expenses	18.93%	(9)
Base management fee waiver	(0.28)%	(10)
Total annual expenses after the base management fee waiver	18.65%	(9)(10)

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
(4)The base management fee as of November 1, 2021 pursuant to Amendment No. 1 to the Investment Management Agreement is based on an annual rate of 1.4% of our average gross assets for the two most recent quarters, which equals our total assets on the Consolidated Statements of Assets and Liabilities less cash and cash equivalents. To the extent the Company invests in derivatives, we use the actual value of the derivatives, as reported on our Consolidated Statements of Assets and Liabilities, for purposes of calculating our base management fee. The base management fee reflected in the table above is based on the year ended December 31, 2024 and is calculated without deducting any management fees waived.
(5)Assumes that annual incentive fees earned by the Investment Adviser remain consistent with the gross incentive fees earned by the Investment Adviser during the year ended December 31, 2024 and calculated without deducting any incentive fees waived. As of December 31, 2024, we did not have a capital gains incentive fee accrual. As we cannot predict whether we will meet the thresholds for incentive fees under the Investment Management Agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred during the year ended December 31, 2024. For more detailed information about the incentive fee calculations, see Item 1 — Business — Investment Management Agreement in this Annual Report on Form 10-K.

(6)We may borrow funds from time to time to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities or if the economic situation is otherwise conducive to doing so. The costs associated with these borrowings are indirectly borne by our stockholders.
The following table summarizes our indebtedness as of December 31, 2024 and the assumed interest rate for each credit facility. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Borrowings in this Annual Report on Form 10-K.

Borrowing	Total Outstanding (in millions)	Assumed Interest Rate
Unsecured Notes	$990.0	6.6%
SBA-guaranteed debentures	300.0	2.7%
Holdings Credit Facility	294.4	6.5%
2022 Convertible Notes	260.0	7.5%
NMFC Credit Facility(1)	27.9	5.6%

(1)As of December 31, 2024, we had borrowings denominated in Euro ("EUR") of €16.5 million and in British Pound Sterling ("GBP") of £8.7 million that have been converted to United States dollars.
(7)"Other expenses" include our overhead expenses, including payments by us under the Administration Agreement based on the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement. Pursuant to the Administration Agreement, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. This expense ratio is calculated without deducting any expenses waived or reimbursed by the Administrator. For the year ended December 31, 2024, the indirect administrative expenses that our Administrator did not waive of approximately $2.4 million represented approximately 0.07% of our gross assets. See Item 8 — Financial Statements and Supplementary Data — Note 5. Agreements in this Annual Report on Form 10-K.
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
(10)The Company entered into a fee waiver agreement, dated March 31, 2021, as subsequently amended on November 2, 2021 and August 3, 2023, pursuant to which, effective as of and for the quarter ended March 31, 2021 through the quarter ended December 31, 2024, the Investment Adviser waived base management fees in order to reach a target base management fee of 1.25% on gross assets. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. The base management fee waiver reflected in the table above is based on the base management fees waived during the year ended December 31, 2024. See Item 8 — Financial Statements and Supplementary Data — Note 5. Agreements in this Annual Report on Form 10-K.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return without realization of any capital gains	$162	$431	$638	$974
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return completely in the form of net realized capital gains	$171	$449	$660	$992
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

Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021 and December 31, 2020.

	Year Ended December 31,
	2024	2023	2022	2021	2020
Per share data(1):
Net asset value at the beginning of the period	$12.87	$13.02	$13.49	$12.62	$13.26
Net investment income	1.37	1.57	1.18	1.21	1.20
Net realized and unrealized (losses) gains(2)	(0.32)	(0.23)	(0.43)	0.86	(0.60)
Total net increase	1.05	1.34	0.75	2.07	0.60
Distributions declared to stockholders	(1.37)	(1.49)	(1.22)	(1.20)	(1.24)
Net asset value at the end of the period	$12.55	$12.87	$13.02	$13.49	$12.62
Per share market value at the end of the period	$11.26	$12.72	$12.37	$13.70	$11.36
Total return based on market value(3)	(0.96)%	15.48%	(0.56)%	31.91%	(5.24)%
Total return based on net asset value(4)	8.47%	10.64%	5.71%	16.97%	5.52%
Shares outstanding at end of period	107,851,415	102,558,859	100,937,026	97,907,441	96,827,342
Average weighted shares outstanding for the period	106,570,782	101,118,302	100,202,847	96,952,959	96,827,342
Average net assets for the period	$1,358,484	$1,323,778	$1,344,266	$1,261,338	$1,168,043
Ratio to average net assets:
Net investment income	10.71%	12.00%	8.82%	9.32%	10.05%
Total expenses, before waivers/reimbursements	16.89%	16.54%	13.35%	13.11%	14.56%
Total expenses, net of waivers/reimbursements	16.61%	16.23%	13.01%	12.05%	13.39%
Average debt outstanding—Unsecured Notes (5)	$755,239	$438,473	$526,829	$516,611	$453,250
Average debt outstanding—Holdings Credit Facility	369,292	577,759	581,367	478,016	526,645
Average debt outstanding—SBA-guaranteed debentures	300,000	300,000	300,000	300,000	285,852
Average debt outstanding—Convertible Notes (6)	260,000	320,494	228,806	201,250	201,250
Average debt outstanding—DB Credit Facility (7)	182,364	186,422	209,898	209,307	233,649
Average debt outstanding—NMFC Credit Facility(8)	74,245	103,244	133,053	132,685	155,497
Average debt outstanding—NMNLC Credit Facility II(9)	2,362	2,506	7,195	3,501	—
Asset coverage ratio(10)	186.70%	187.54%	177.42%	181.21%	180.68%
Portfolio turnover	24.84%	8.87%	18.01%	35.33%	15.43%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders which is based on actual rate per share).
(2)Includes the effect of common stock issuances per share, which for the years ended December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021 and December 31, 2020 were $(0.02), $0.00, $0.01, $(0.01) and $0.00, respectively.
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
(5)For the year ended December 31, 2024, average debt outstanding includes the 6.875% Unsecured Notes for the period from February 1, 2024 (issuance of the 6.875% Unsecured Notes) to December 31, 2024 and the 6.200% Unsecured Notes for the period from September 26, 2024 (issuance of the 6.200% Unsecured Notes) to December 31, 2024. For the year ended December 31, 2023, average debt outstanding includes the 2018A Unsecured Notes for the period from January 1, 2023 to January 30, 2023 (repayment of the 2018A Unsecured Notes), the 2018B Unsecured Notes for the period from January 1, 2023 to June 28, 2023 (repayment of the 2018B Unsecured Notes) and the 8.250% Unsecured Notes for the period from November 13, 2023 (issuance of the 8.250% Unsecured Notes) to December 31, 2023. For the year ended December 31, 2022, average debt outstanding includes the 2017A Unsecured Notes for the period from January 1, 2022 to July 14, 2022 (repayment of the 2017A Unsecured Notes).
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
(7)For the year ended December 31, 2024, average debt outstanding represents the period from January 1, 2024 to September, 30, 2024 (repayment and termination of the DB Credit Facility).
(8)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2024, the Company had borrowings denominated in in EUR of €16,512 and borrowings denominated GBP of £8,666 that have been converted to U.S. dollars. As of December 31, 2023, the Company had borrowings denominated in GBP of £22,850 and borrowings denominated in EUR of €700 that have been converted to U.S. dollars. As of December 31, 2022, the Company had borrowings denominated in GBP of £22,850 and borrowings denominated in EUR of €700 that have been converted to U.S. dollars. As of December 31, 2021, the Company had borrowings denominated in GBP of £16,400 that has been converted to U.S. dollars

(9)For the year ended December 31, 2021, average debt outstanding represents the period from February 26, 2021 (commencement of the NMNLC Credit Facility II) to December 31, 2021. For the year ended December 31, 2024, average debt outstanding represents the period from January 1, 2024 to November 22, 2024 (termination of the NMNLC Credit Facility II).
(10)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

The following information sets forth the Company's financial highlights for the years ended December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016 and December 31, 2015.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Per share data(1):
Net asset value at the beginning of the period	$13.22	$13.63	$13.46	$13.08	$13.83
Net investment income	1.37	1.39	1.38	1.36	1.38
Net realized and unrealized gains (losses) (2)	0.03	(0.44)	0.15	0.38	(0.77)
Total net increase	1.40	0.95	1.53	1.74	0.61
Dividends declared to stockholders from net investment income	(1.36)	(1.36)	(1.36)	(1.36)	(1.36)
Net asset value at the end of the period	$13.26	$13.22	$13.63	$13.46	$13.08
Per share market value the end of the period	$13.74	$12.58	$13.55	$14.10	$13.02
Total return based on market value(3)	20.45%	2.70%	5.54%	19.68%	(4.00)%
Total return based on net asset value(4)	10.90%	7.16%	11.77%	13.98%	4.32%
Shares outstanding at end of period	96,827,342	76,106,372	75,935,093	69,717,814	64,005,387
Average weighted shares outstanding for the period	85,209,378	76,022,375	74,171,268	64,918,191	59,715,290
Average net assets for the period	$1,154,615	$1,026,313	$1,011,562	$863,193	$832,805
Ratio to average net assets:
Net investment income	10.15%	10.33%	10.10%	10.21%	9.91%
Total expenses, before waivers/reimbursements	14.87%	12.90%	10.23%	9.91%	9.28%
Total expenses, net of waivers/reimbursements	13.80%	12.22%	9.45%	9.27%	8.57%
Average debt outstanding—Holdings Credit Facility	$598,129	$384,433	$345,174	$341,055	$394,945
Average debt outstanding—Convertible Notes	234,332	197,058	155,250	125,227	115,000
Average debt outstanding—SBA-guaranteed debentures	179,408	158,471	132,572	119,819	71,921
Average debt outstanding—NMFC Credit Facility	105,533	117,719	54,853	66,876	60,477
Average debt outstanding—Unsecured Notes(5)	414,949	266,296	117,877	65,500	—
Average debt outstanding—DB Credit Facility (6)	113,967	49,833	—	—	—
Average debt outstanding—NMNLC Credit Facility(7)	1,471	3,570	—	—	—
Asset coverage ratio(8)	173.98%	181.37%	240.76%	259.34%	234.05%
Portfolio turnover	11.58%	36.75%	41.98%	36.07%	33.93%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for dividends declared to stockholders which is based on actual rate per share).
(2)Includes the accretive effect of common stock issuances per share, which for the years ended December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016 and December 31, 2015 were $0.08, $0.00, $0.05, $0.02, and $0.06 respectively.
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
•the impact of interest rate volatility on our business and our portfolio companies;
•our future operating results, our business prospects, the adequacy of our cash resources and working capital;
•the ability of our portfolio companies to achieve their objectives;
•our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;
•the ability of New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., or its affiliates to attract and retain highly talented professionals;
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
We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through December 31, 2024, we have raised approximately $1,034.6 million in net proceeds from additional offerings of our common stock.
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with over $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations.
We have established the following wholly-owned direct and indirect subsidiaries:
•New Mountain Finance Holdings, L.L.C. ("NMF Holdings") and New Mountain Finance DB, L.L.C. ("NMFDB"), whose assets are used to secure NMF Holdings’ credit facility and were used to secure NMFDB’s credit facility, until its termination on September 30, 2024, respectively;
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

Similar to us, the investment objective of SBIC I and SBIC II is to generate current income and capital appreciation under the investment criteria we use. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of December 31, 2024, our top five industry concentrations were software, healthcare, business services, investment funds (which includes our investments in our joint ventures) and consumer services.
As of December 31, 2024, our net asset value was approximately $1,353.3 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $3,091.0 million in 120 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 11.0% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 9.2%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use Sterling Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On January 29, 2025, we entered into Amendment No. 2 to the Investment Advisory Agreement, the sole purpose of which was to reduce the base management fee from 1.4% of our gross assets to 1.25% of our gross assets.
On February 14, 2025, our board of directors declared a first quarter 2025 distribution of $0.32 per share, payable on March 31, 2025 to holders of record as of March 17, 2025.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the year ended December 31, 2024.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments for the year ended December 31, 2024.
NMFC Senior Loan Program III LLC
NMFC Senior Loan Program III LLC ("SLP III") was formed as a Delaware limited liability company and commenced operations on April 25, 2018. SLP III is structured as a private joint venture investment fund between us and SkyKnight Income II, LLC (“SkyKnight II”) and operates under a limited liability company agreement (the "SLP III Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP III, which has equal representation from us and SkyKnight II. SLP III has a five year investment period and will continue in existence until July 8, 2029. On July 3, 2024, the investment period was extended until July 8, 2027. The investment period may be extended for up to one year pursuant to certain terms of the SLP III Agreement.
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of December 31, 2024, we and SkyKnight II have committed and contributed $160.0 million and $40.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of December 31, 2024 and December 31, 2023.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A. As of the amendment on July 3, 2024, the maturity date of SLP III's revolving credit facility was extended from January 8, 2026 to January 8, 2029, and the reinvestment period was extended from July 8, 2026 to July 8, 2027. As of the amendment on July 3, 2024, during the reinvestment period, the credit facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.65%, and after the reinvestment period it will bear interest at a rate of SOFR plus 1.95%. From June 23, 2023 to July 3, 2024, during the reinvestment period, the credit facility bore interest at a rate of SOFR plus 1.80%, and after the reinvestment period it bore interest at a rate of SOFR plus 2.10%. Prior to the amendment on June 23, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum during the reinvestment period and LIBOR plus 1.90% per annum after the reinvestment period. As of December 31, 2024, SLP III's revolving credit facility had a maximum borrowing capacity of $600.0 million. As of December 31, 2024 and December 31, 2023, SLP III had total investments with an aggregate fair value of approximately $715.1 million and $636.6 million, respectively, and debt outstanding under its credit facility of $511.2 million and $453.2 million, respectively. As of December 31, 2024 and December 31, 2023, none of SLP III's investments were on non-accrual. Additionally, as of December 31, 2024 and December 31, 2023, SLP III had unfunded commitments in the form of delayed draws of $2.7 million and $1.1 million, respectively.

Below is a summary of SLP III's portfolio as of December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
First lien investments (1)	$727,619	$657,208
Weighted average interest rate on first lien investments (2)	8.49%	9.79%
Number of portfolio companies in SLP III	90	87
Largest portfolio company investment (1)	$17,697	$17,883
Total of five largest portfolio company investments (1)	$80,215	$79,458

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

See Item 8.—Financial Statements and Supplementary Data—Note 3. Investments in this Annual Report on Form 10-K for a listing of the individual investments in SLP III's portfolio as of December 31, 2024 and December 31, 2023, and additional information on certain summarized financial information for SLP III as of December 31, 2024 and December 31, 2023 and for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of December 31, 2024, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of December 31, 2024 and December 31, 2023.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on March 27, 2029. As of the amendment on December, 20, 2024, the facility bears interest at a rate of SOFR plus 1.50%. From March 27, 2024 to December 20, 2024, the facility bore interest at a rate of SOFR plus 1.90%. From April 28, 2023 to March 27, 2024, the facility bore interest at a rate of SOFR plus 1.70%. Prior to the amendment on April 28, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum. As of December 31, 2024 and December 31, 2023, SLP IV had total investments with an aggregate fair value of approximately $469.3 million and $467.9 million, respectively, and debt outstanding under its credit facility of $334.4 million and $306.5 million, respectively. As of December 31, 2024 and December 31, 2023, none of SLP IV’s investments were on non-accrual. Additionally, as of December 31, 2024 and December 31, 2023, SLP IV had unfunded commitments in the form of delayed draws of $1.2 million and $0.8 million, respectively.

Below is a summary of SLP IV's consolidated portfolio as of December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
First lien investments (1)	$481,040	$482,776
Weighted average interest rate on first lien investments (2)	8.54%	9.81%
Number of portfolio companies in SLP IV	79	78
Largest portfolio company investment (1)	$17,933	$17,400
Total of five largest portfolio company investments (1)	$62,752	$67,838

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

See Item 8.—Financial Statements and Supplementary Data—Note 3. Investments in this Annual Report on Form 10-K for a listing of the individual investments in SLP IV's consolidated portfolio as of December 31, 2024 and December 31, 2023, and additional information on certain summarized financial information for SLP IV as of December 31, 2024 and December 31, 2023, for the years ended December 31, 2024, December 31, 2023, and December 31, 2022.

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of December 31, 2024.

On March 30, 2020, an affiliate of the Investment Adviser purchased directly from NMNLC 105,030 shares of NMNLC’s common stock at a price of $107.73 per share, which represented the net asset value per share of NMNLC at the date of purchase, for an aggregate purchase price of approximately $11.3 million. Immediately thereafter, NMNLC redeemed 105,030 shares of its common stock held by NMFC in exchange for a promissory note with a principal amount of $11.3 million and a 7.0% interest rate, which was repaid by NMNLC to NMFC on March 31, 2020. Effective July 1, 2024, NMNLC purchased 63,575 shares of NMNLC's common stock from an affiliate of the Investment Adviser at remaining original cost, a price of $73.39 per share, for an aggregate purchase price of approximately $4.7 million. Immediately thereafter, NMNLC sold the 63,575 shares of its common stock to NMFC at remaining original cost, a price of $73.39 per share, for an aggregate purchase price of approximately $4.7 million.
Below is certain summarized property information for NMNLC as of December 31, 2024:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	December 31, 2024
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$104,834
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,960
					$114,794
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2024 and December 31, 2023, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $13.5 million and $16.5 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of December 31, 2024 and December 31, 2023, the SPP Agreement had a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $6.5 million and $8.0 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2024 and December 31, 2023, we recognized PIK and non-cash interest from investments of approximately $36.9 million and $33.6 million, respectively, and PIK and non-cash dividends from investments of approximately $31.6 million and $27.4 million, respectively.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Rating of our portfolio companies as of December 31, 2024:

(in millions)	As of December 31, 2024
Investment Rating	Cost	Percent	Fair Value	Percent
Green	$2,951.6	94.3%	$2,996.7	96.5%
Yellow	107.2	3.4%	70.3	2.3%
Orange	73.1	2.3%	37.5	1.2%
Red	—	—	—	—
Total	$3,131.9	100.0%	$3,104.5	100.0%
As of December 31, 2024, all investments in our portfolio had a Green Risk Rating with the exception of five portfolio companies that had a Yellow Risk Rating, and six portfolio companies that had an Orange Risk Rating. As of December 31, 2024, no portfolio companies had a Red Risk Rating.
During the second quarter of 2022, we placed our second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of December 31, 2024, our second lien position in National HME had an aggregate cost basis of $7.9 million, an aggregate fair value of $3.0 million and total unearned interest income of $2.1 million for the year then ended. During the fourth quarter of 2022, we reversed $11.2 million of previously recorded PIK interest in National HME and $1.5 million of previously recorded other income in NHME Holdings Corp. as we believe this PIK interest and other income will ultimately not be collectible. As of December 31, 2024, our investment in National HME had an Orange Risk Rating.
As of December 31, 2024, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $31.4 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $13.5 million of our first lien term loans on non-accrual status. During the third quarter of 2023, we placed the remaining aggregate principal amount of $17.9 million of our first lien term loans on non-accrual status. As of December 31, 2024, our positions in AAC on non-accrual status had an aggregate cost basis of $31.4 million, an aggregate fair value of $18.0 million and total unearned interest income of $5.0 million for the year then ended. As of December 31, 2024, our investment in AAC had an Orange Risk Rating.
During the first quarter of 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of December 31, 2024, our junior preferred shares of UniTek had an aggregate cost basis of $34.4 million, an aggregate fair value of $0 and total unearned dividend income of $8.7 million for the year then ended. During the third quarter of 2021, we placed an aggregate principal amount of $19.8 million of our investment in our senior preferred shares of UniTek on non-accrual status. As of December 31, 2024, our senior preferred shares of UniTek had an aggregate cost basis of $19.8 million, an aggregate fair value of approximately $3.1 million and total unearned dividend income of approximately $6.7 million for the year then ended. As of December 31, 2024, our investment in UniTek had a Green Risk Rating.
During the second quarter of 2024, we placed our investment in our junior preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. As of December 31, 2024, our junior preferred shares in Transcendia had an aggregate cost basis of $2.6 million, an aggregate fair value of $2.7 million and total unearned income of $0.3 million for the year then ended. As of December 31, 2024, our investment in Transcendia had a Green Risk Rating.
During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual. As of December 31, 2024, our investment in this security had a Yellow Risk Rating and had an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $13.5 million.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $3,091.0 million in 120 portfolio companies at December 31, 2024 and approximately $3,011.3 million in 110 portfolio companies at December 31, 2023.
The following table shows our portfolio and investment activity for the years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31,
(in millions)	2024	2023
New investments in 69 and 46 portfolio companies, respectively	$810.6	$283.4
Debt repayments in existing portfolio companies	705.8	358.3
Sales of securities in 8 and 10 portfolio companies, respectively	74.3	182.1
Change in unrealized appreciation on 69 and 78 portfolio companies, respectively	90.0	108.6
Change in unrealized depreciation on 62 and 39 portfolio companies, respectively	(74.3)	(98.3)
Recent Accounting Standards Updates
See Item 8.—Financial Statements and Supplementary Data—Note 14. Recent Accounting Standards in this Annual Report on Form 10-K for details on recent accounting standards updates.

Results of Operations for the Years Ended December 31, 2024 and December 31, 2023
Results of Operations for the fiscal year ended December 31, 2022 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed on February 26, 2024, which is incorporated by reference herein.
Revenue

	Year Ended December 31,
(in thousands)	2024	2023
Total interest income	$276,136	$290,782
Total dividend income	84,202	73,507
Other income	11,328	10,547
Total investment income	$371,666	$374,836
Our total investment income decreased by approximately $3.2 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For the year ended December 31, 2024, total investment income of $371.7 million consisted of approximately $231.3 million in cash interest from investments, approximately $36.9 million in PIK and non-cash interest from investments, approximately $0.7 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $7.4 million, approximately $52.5 million in cash dividends from investments, approximately $31.6 million in PIK and non-cash dividends from investments and approximately $11.3 million in other income. The decrease in interest income of approximately $14.6 million from the year ended December 31, 2023 to the year ended December 31, 2024, was primarily due to slightly lower yields on the portfolio. The increase in dividend income from the year ended December 31, 2023 to the year ended December 31, 2024 was primarily driven by an increase in PIK dividends and an increase in cash dividends from our investments in SLP III and SLP IV, partially offset by a decrease in cash dividends from our investment in NMNLC. Other income during the year ended December 31, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 62 different portfolio companies.
Operating Expenses

	Year Ended December 31,
(in thousands)	2024	2023
Management fee	$45,522	$45,610
Less: management fee waiver	(3,739)	(4,117)
Total management fee	41,783	41,493
Incentive fee	36,385	38,303
Interest and other financing expenses	136,636	124,784
Professional fees	4,379	3,771
Administrative fees	4,222	4,101
Other general and administrative expenses	2,039	2,068
Net expenses before income taxes	225,444	214,520
Income tax expense	262	418
Net expenses after income taxes	$225,706	$214,938
Our total net operating expenses increased by approximately $10.8 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Our management fee, net of a management fee waiver, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, remained relatively flat. Our incentive fee decreased by $1.9 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease in incentive fees was attributable to a decrease in net investment income.
Interest and other financing expenses increased by approximately $11.9 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, as a result of the acceleration of financing costs upon termination of the DB Credit Facility, an increase in our cost of borrowings due to higher SOFR rates on our floating rate facilities, our 8.250% Unsecured Notes, issued on November 13, 2023 and our 6.875% Unsecured Notes, issued on February 1, 2024, partially offset by the repayment of our 2019A Unsecured Notes on February 5, 2024. Our total professional fees, administrative fees, net of expenses waived and reimbursed, and other general and administrative expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 remained relatively flat.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended December 31,
(in thousands)	2024	2023
Net realized losses on investments	$(43,365)	$(32,854)
Net realized gain on NMNLC	1,533	—
Net realized gains on foreign currency	420	13
Net change in unrealized appreciation of investments	15,675	10,316
Net change in unrealized (depreciation) appreciation on foreign currency	(606)	100
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(3,000)	(39)
Provision for taxes	(2,114)	(1,344)
Net realized and unrealized losses	$(31,457)	$(23,808)
Our net realized losses and unrealized gains resulted in a net loss of approximately $31.5 million for the year ended December 31, 2024 compared to the net realized losses and unrealized gains resulting in a net loss of approximately $23.8 million for the same period in 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the year ended December 31, 2024 was primarily driven by realized losses in New Trojan Parent, Inc., TMK Hawk Parent, Corp., and Transcendia and unrealized depreciation in TVG-Edmentum Holdings, LLC ("Edmentum"), HS Purchaser, LLC, New Permian Holdco, Inc. ("Permian") and New Benevis Holdco, Inc., partially offset by realized gains in Haven Midstream Holdings LLC and unrealized appreciation in NM GP Holdco, LLC, UniTek, HB Wealth Management, LLC and CentralSquare Technologies, LLC. The provision for income taxes was primarily attributable to our equity investments that are held as of December 31, 2024 in eight of our corporate subsidiaries. The net loss for the year ended December 31, 2023 was primarily driven by a realized loss in Ansira Holdings, Inc. and unrealized depreciation on our investments in Edmentum and New Trojan Parent Inc., which was partially offset by unrealized appreciation in UniTek and CentralSquare Technologies, LLC. The provision for income taxes was primarily attributable to our equity investments that are held as of December 31, 2023 in eight of our corporate subsidiaries. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Year Ended December 31,
(in thousands)	2024	2023	2022
Total investment income	$371,666	$374,836	$294,630
Net expenses after income taxes	225,706	214,938	175,026
Net investment income	145,960	159,898	119,604
Less: Net investment income related to non-controlling interest in NMNLC	410	980	1,107
Net investment income related to NMFC	$145,550	$158,918	$118,497

Net change in realized (losses) gains on investments	(43,365)	(32,854)	52,703
Net change in realized gains on NMNLC	1,533	—	—
Net change in realized gains on foreign currency	420	13	827
Less: Net change in realized (losses) gains on investments related to non-controlling interest in NMNLC	(148)	—	4,054
Net change in realized (losses) gains of investments related to NMFC	$(41,264)	$(32,841)	$49,476

Net change in unrealized appreciation (depreciation) of investments	$15,675	$10,316	$(84,134)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(3,000)	(39)	(4,883)
Net change in unrealized (depreciation) appreciation on foreign currency	(606)	100	(1,115)
Provision for taxes	(2,114)	(1,344)	(8,474)
Less: Net change in unrealized appreciation (depreciation) of investments related to non-controlling interest in NMNLC	798	(233)	(5,365)
Net change in unrealized appreciation (depreciation) of investments related to NMFC	$9,157	$9,266	$(93,241)
Liquidity, Capital Resources, Off-Balance Sheet Arrangements and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through December 31, 2024, we have raised approximately $1,034.6 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0% as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude the SBA-guaranteed debentures of SBIC I and SBIC II from the definition of "senior securities" in the asset coverage requirement applicable to us under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes and certain of the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of December 31, 2024, our asset coverage ratio was 186.70%.

As of December 31, 2024 and December 31, 2023, our borrowings consisted of the 2019A Unsecured Notes (repaid on February 5, 2024), 2021A Unsecured Notes, 2022A Unsecured Notes, 8.250% Unsecured Notes, 6.875% Unsecured Notes, 6.200% Unsecured Notes, SBA-guaranteed debentures, Holdings Credit Facility, 2022 Convertible Notes, NMFC Credit Facility, Unsecured Management Company Revolver, DB Credit Facility (repaid and terminated on September 30, 2024) and NMNLC Credit Facility II (repaid and terminated on November 22, 2024). See Item 8—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information.
At December 31, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $80.3 million and $70.1 million, respectively. Our cash provided by operating activities during the years ended December 31, 2024 and December 31, 2023, was approximately $42.0 million and $332.7 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
On November 3, 2021, we entered into an equity distribution agreement, as amended on May 18, 2023, August 23, 2023, June 27, 2024 and August 1, 2024 (the “Distribution Agreement”) with B. Riley Securities, Inc. and Raymond James & Associates, Inc. On August 1, 2024, the Company entered into Amendment No. 4 to the Distribution Agreement with B. Riley Securities, Inc., Raymond James & Associates, Inc., and Citizens JMP Securities, LLC (collectively, the "Agents") for the purpose of adding Citizens JMP Securities, LLC as an Agent. The Distribution Agreement originally provided that we may issue and sell our shares from time to time through the Agents, up to $250.0 million worth of our common stock by means of at-the-market ("ATM") offerings. As of the amendment on June 27, 2024, we increased the maximum amount of shares to be sold through the ATM program from $250.0 million to $400.0 million.
For the year ended December 31, 2024, we sold 5,292,556 shares of common stock under the Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $67.7 million, including $0.0 million of offering expenses from these sales. For the year ended December 31, 2023, we sold 1,621,833 shares of common stock under the Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $21.2 million, including $0.0 million of offering expenses from these sales.
We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of December 31, 2024 and December 31, 2023, shares representing approximately $258.0 million and $175.7 million, respectively, of our common stock remain available for issuance and sale under the Distribution Agreement.
Off-Balance Sheet Agreements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $243.7 million and $156.8 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2024 and December 31, 2023, we had commitment letters to purchase investments in an aggregate par amount of $83.6 million and $11.1 million, respectively. As of December 31, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2024 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes(1)	$990.0	$—	$575.0	$415.0	$—
SBA-guaranteed debentures(2)	300.0	103.8	30.9	49.3	116.0
Holdings Credit Facility(3)	294.4	—	—	294.4	—
2022 Convertible Notes(4)	260.0	260.0	—	—	—
NMFC Credit Facility(5)	27.9	—	2.8	25.1	—
Unsecured Management Company Revolver(6)	—	—	—	—	—
Total Contractual Obligations	$1,872.3	$363.8	$608.7	$783.8	$116.0

(1)$200.0 million of the 2021A Unsecured Notes will mature on January 29, 2026 unless earlier repurchased, $75.0 million of the 2022A Unsecured Notes will mature on June 15, 2027 unless earlier repurchased, $115.0 million of the 8.250% Unsecured Notes will mature on November 15, 2028 unless earlier redeemed, $300.0 million of the 6.875% Unsecured Notes will mature on February 1, 2029 unless earlier redeemed and $300.0 million of the 6.200% Unsecured Notes will mature on October 15, 2027 unless earlier redeemed.
(2)Our SBA-guaranteed debentures will begin to mature on March 1, 2025.
(3)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($294.4 million as of December 31, 2024) must be repaid on or before October 26, 2028. As of December 31, 2024, there was approximately $435.6 million of possible capacity, subject to borrowing base limitations, remaining under the Holdings Credit Facility.
(4)The 2022 Convertible Notes will mature on October 15, 2025 unless earlier converted or purchased at the holder's option or redeemed by us.
(5)Under the terms of the $638.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($27.9 million, which included €16.5 million denominated in EUR and £8.7 million denominated in GBP that have been converted to U.S. dollars as of December 31, 2024) must be repaid on or before June 4, 2026 for Non-Extending Lenders and on or before September 28, 2029 for Extending Lenders. As of December 31, 2024, there was approximately $610.6 million of available capacity remaining, subject to borrowing base limitations, under the NMFC Credit Facility.
(6)Under the terms of the $100.0 million Unsecured Management Company Revolver, all outstanding borrowings under that facility must be repaid on or before December 31, 2027. As of December 31, 2024, there were no borrowings outstanding.
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

Distributions and Dividends
Distributions declared and paid to stockholders for the year ended December 31, 2024 totaled approximately $147.2 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the years ended December 31, 2024 and December 31, 2023:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)(2)
December 31, 2024
Fourth Quarter	October 23, 2024	December 17, 2024	December 31, 2024	$0.33
Third Quarter	July 23, 2024	September 16, 2024	September 30, 2024	0.34
Second Quarter	April 18, 2024	June 14, 2024	June 28, 2024	0.34
First Quarter	January 30, 2024	March 15, 2024	March 29, 2024	0.36
				$1.37
December 31, 2023
Fourth Quarter	December 8, 2023	December 22, 2023	December 29, 2023	$0.10	(3)
Fourth Quarter	October 24, 2023	December 15, 2023	December 29, 2023	0.36
Third Quarter	July 27, 2023	September 15, 2023	September 29, 2023	0.36
Second Quarter	April 25, 2023	June 16, 2023	June 30, 2023	0.35
First Quarter	January 24, 2023	March 17, 2023	March 31, 2023	0.32
				$1.49

(1)Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2024 and December 31, 2023, total distributions were $147.2 million and $150.7 million, respectively, of which the distributions were comprised of approximately 75.68% and 93.14%, respectively, of ordinary income, 0.00% and 6.86% respectively, of qualified income, 0.00% and 0.00%, respectively, of long-term capital gains and approximately 24.32% and 0.00%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
(2)Includes regular quarterly distributions of $0.32 per share and supplemental distributions related to prior quarter earnings of $0.01, $0.02, $0.02, $0.04, $0.04, $0.04, $0.03 for the third quarter of 2024, second quarter of 2024, first quarter of 2024, fourth quarter of 2023, third quarter of 2023, second quarter of 2023 and first quarter of 2023, respectively.
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
•We have entered into a fee waiver agreement (the "Fee Waiver Agreement") with the Investment Adviser, pursuant to which the Investment Adviser agreed to voluntarily reduce the base management fees payable to the Investment Adviser by us under the Investment Management Agreement beginning with the quarter ended March

31, 2021 through the quarter ended December 31, 2024. Following the expiration of the Fee Waiver Agreement, the Investment Adviser agreed to waive an amount of the base management fee that it may have been entitled to under the Investment Advisory Agreement for the period of January 1, 2025 through January 28, 2025, that would be in excess of an annual rate of 1.25% of our gross assets. See Item 8— Financial Statements—Note 5. Agreements for details.
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2024 approximately $2.4 million of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of December 31, 2024, approximately $0.6 million of indirect administrative expenses were included in payable to affiliates. For the year ended December 31, 2024, the reimbursement to the Administrator represented approximately 0.07% of our gross assets.
•We, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant us, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the name "New Mountain" and "New Mountain Finance", as well as the NMF logo.
In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors, which is available on our website at www.newmountainfinance.com. These officers and directors also remain subject to the duties imposed by the 1940 Act and the Delaware General Corporation Law.
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
On March 30, 2020, an affiliate of the Investment Adviser purchased directly from NMNLC 105,030 shares of NMNLC’s common stock at a price of $107.73 per share, which represented the net asset value per share of NMNLC at the date of purchase, for an aggregate purchase price of approximately $11.3 million. Immediately thereafter, NMNLC redeemed 105,030 shares of its common stock held by NMFC in exchange for a promissory note with a principal amount of $11.3 million and a 7.0% interest rate, which was repaid by NMNLC to NMFC on March 31, 2020. Effective July 1, 2024, NMNLC

purchased 63,575 shares of NMNLC's common stock from an affiliate of the Investment Adviser at remaining original cost, a price of $73.39 per share, for an aggregate purchase price of approximately $4.7 million. Immediately thereafter, NMNLC sold the 63,575 shares of its common stock to NMFC at remaining original cost, a price of $73.39 per share, for an aggregate purchase price of approximately $4.7 million.
On March 30, 2020, we entered into the Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $30.0 million maximum amount of revolver borrowings available and a maturity date of December 31, 2022. On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. On December 17, 2021, we entered into Amendment No. 1 to the Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which lowered the interest rate and extended the maturity date from December 31, 2022 to December 31, 2024. On October 31, 2023, we entered into the Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amount of revolving borrowings thereunder from $50.0 million to $100.0 million, extended the maturity date from December 31, 2024 to December 31, 2027 and changed the interest rate to the Applicable Federal Rate. Refer to Item 8 — Financial Statements and Supplementary Data — Note 7. Borrowings, for discussion of the Unsecured Management Company Revolver.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In September 2024, the Federal Reserve decreased interest rates by 0.50%. In December 2024, the Federal Reserve decreased interest rates by an additional 0.25% and held rates unchanged in January 2025. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA or SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the year ended December 31, 2024, certain of the loans held in our portfolio had floating SOFR, SONIA, EURIBOR or Prime interest rates. As of December 31, 2024, approximately 83.94% of our investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR, SONIA or EURIBOR floor (includes investments bearing prime interest rate contracts) and approximately 16.06% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR, SONIA or EURIBOR rates.
The following table estimates the potential changes in interest income, net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2024. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our credit facilities, we use the outstanding balance as of December 31, 2024. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(15.51)%
-150 Basis Points	(11.63)%
-100 Basis Points	(7.75)%
-50 Basis Points	(3.88)%
+50 Basis Points	3.88%
+100 Basis Points	7.75%
+150 Basis Points	11.63%
+200 Basis Points	15.51%

Item 8.    Financial Statements and Supplementary Data

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, the consolidated financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

New York, New York
February 26, 2025

We have served as the Company's auditor since 2008.

New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,298,083 and $2,283,490, respectively)	$2,277,352	$2,209,867
Non-controlled/affiliated investments (cost of $124,254 and $107,895, respectively)	112,776	133,659
Controlled investments (cost of $679,587 and $646,823, respectively)	700,896	667,796
Total investments at fair value (cost of $3,101,924 and $3,038,208, respectively)	3,091,024	3,011,322
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	13,500	16,500
Cash and cash equivalents	80,320	70,090
Interest and dividend receivable	42,379	44,107
Receivable from affiliates	213	82
Deferred tax asset	—	594
Other assets	19,265	16,519
Total assets	$3,246,701	$3,159,214
Liabilities
Borrowings
Unsecured Notes	$978,503	$506,500
SBA-guaranteed debentures	300,000	300,000
Holdings Credit Facility	294,363	515,063
Convertible Notes	260,091	260,207
NMFC Credit Facility	27,944	36,813
DB Credit Facility	—	186,400
NMNLC Credit Facility II	—	2,853
Deferred financing costs (net of accumulated amortization of $63,971 and $54,263, respectively)	(24,191)	(22,387)
Net borrowings	1,836,710	1,785,449
Interest payable	17,109	20,440
Management fee payable	10,467	10,116
Incentive fee payable	8,625	8,555
Derivative liability at fair value	7,423	—
Payable to broker	3,230	—
Deferred tax liability	1,410	—
Other liabilities	2,436	2,931
Total liabilities	1,887,410	1,827,491
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized and 107,851,415 and 102,558,859 shares issued and outstanding, respectively	1,079	1,026
Paid in capital in excess of par	1,365,852	1,331,269
Accumulated undistributed earnings	(13,592)	(12,344)
Total net assets of New Mountain Finance Corporation	$1,353,339	$1,319,951
Non-controlling interest in New Mountain Net Lease Corporation	5,952	11,772
Total net assets	$1,359,291	$1,331,723
Total liabilities and net assets	$3,246,701	$3,159,214
Number of shares outstanding	107,851,415	102,558,859
Net asset value per share of New Mountain Finance Corporation	$12.55	$12.87

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Year Ended December 31,
	2024	2023	2022
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$232,023	$249,851	$184,367
PIK interest income	17,573	15,968	11,767
Dividend income	3,987	193	193
Non-cash dividend income	19,286	17,481	14,071
Other income	7,686	4,981	9,156
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	1,443	1,951	1,062
PIK interest income	3,648	2,183	1,043
Non-cash dividend income	5,843	4,625	4,109
Other income	250	251	250
From controlled investments:
Interest income (excluding PIK interest income)	5,800	5,386	9,438
PIK interest income	15,649	15,443	4,516
Dividend income	48,640	45,905	43,149
Non-cash dividend income	6,446	5,303	4,363
Other income	3,392	5,315	7,146
Total investment income	371,666	374,836	294,630
Expenses
Interest and other financing expenses	136,636	124,784	92,421
Management fee	45,522	45,610	46,617
Incentive fee	36,385	38,303	29,901
Professional fees	4,379	3,771	3,433
Administrative expenses	4,222	4,101	4,131
Other general and administrative expenses	2,039	2,068	2,338
Total expenses	229,183	218,637	178,841
Less: management fee waived (see Note 5)	(3,739)	(4,117)	(4,402)
Less: expenses waived and reimbursed (see Note 5)	—	—	(238)
Net expenses	225,444	214,520	174,201
Net investment income before income taxes	146,222	160,316	120,429
Income tax expense	262	418	825
Net investment income	145,960	159,898	119,604
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(45,365)	(49,267)	(737)
Controlled investments	2,000	16,413	53,440
New Mountain Net Lease Corporation	1,533	—	—
Foreign currency	420	13	827
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	52,581	47,956	(81,197)
Non-controlled/affiliated investments	(37,242)	(19,052)	(9,156)
Controlled investments	336	(18,588)	6,219
Securities purchased under collateralized agreements to resell	(3,000)	(39)	(4,883)
Foreign currency	(606)	100	(1,115)
Provision for taxes	(2,114)	(1,344)	(8,474)
Net realized and unrealized losses	(31,457)	(23,808)	(45,076)
Net increase in net assets resulting from operations	114,503	136,090	74,528
Less: Net (increase) decrease in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(1,060)	(747)	204
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	$113,443	$135,343	$74,732
Basic earnings per share	$1.06	$1.34	$0.75
Weighted average shares of common stock outstanding—basic (See Note 12)	106,570,782	101,118,302	100,202,847
Diluted earnings per share	$1.03	$1.24	$0.74
Weighted average shares of common stock outstanding—diluted (See Note 12)	125,463,389	123,488,882	115,426,198
Distributions declared and paid per share	$1.37	$1.49	$1.22

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	Year Ended December 31,
	2024	2023	2022
Increase (decrease) in net assets resulting from operations
Net investment income	$145,960	$159,898	$119,604
Net realized (losses) gains on investments, New Mountain Net Lease Corporation ("NMNLC") and foreign currency	(41,412)	(32,841)	53,530
Net change in unrealized appreciation (depreciation) of investments, NMNLC and foreign currency	15,069	10,416	(85,249)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(3,000)	(39)	(4,883)
Provision for taxes	(2,114)	(1,344)	(8,474)
Net increase in net assets resulting from operations	114,503	136,090	74,528
Less: Net (increase) decrease in net assets resulting from operations related to non-controlling interests in NMNLC	(1,060)	(747)	204
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	113,443	135,343	74,732
Capital transactions
Net proceeds from shares sold	67,690	21,241	40,006
Offering costs	(552)	(369)	(222)
Distributions declared to stockholders from net investment income	(111,394)	(150,737)	(122,386)
Return of capital distributions declared to stockholders	(35,799)	—	—
Reinvestment of distributions	—	—	1,098
Total net decrease in net assets resulting from capital transactions	(80,055)	(129,865)	(81,504)
Net increase (decrease) in net assets	33,388	5,478	(6,772)
New Mountain Finance Corporation net assets at the beginning of the period	1,319,951	1,314,473	1,321,245
New Mountain Finance Corporation net assets at the end of the period	1,353,339	1,319,951	1,314,473
Non-controlling interest in NMNLC	5,952	11,772	11,718
Net assets at the end of the period	$1,359,291	$1,331,723	$1,326,191

Capital share activity
Shares sold	5,292,556	1,621,833	2,950,300
Shares issued from the reinvestment of distributions	—	—	79,285
Net increase in shares outstanding	5,292,556	1,621,833	3,029,585

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$114,503	$136,090	$74,528
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized losses (gains) on investments and New Mountain Net Lease Corporation ("NMNLC")	41,832	32,854	(52,703)
Net realized gains on translation of assets and liabilities in foreign currencies	(420)	(13)	(827)
Net change in unrealized (appreciation) depreciation of investments and NMNLC	(15,675)	(10,316)	84,134
Net change in unrealized depreciation (appreciation) on translation of assets and liabilities in foreign currencies	606	(100)	1,115
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	3,000	39	4,883
Amortization of purchase discount	(7,406)	(6,328)	(5,631)
Amortization of deferred financing costs	9,797	6,780	6,837
Amortization of premium on Convertible Notes	(116)	(130)	(130)
Amortization of discount on 6.875% and 6.200% Unsecured Notes	736	—	—
Net change due to hedging activity	209	—	—
Non-cash investment income	(70,123)	(61,492)	(40,037)
(Increase) decrease in operating assets:
Cash paid for purchase of non-controlling interest in New Mountain Net Lease Corporation	(4,666)	—	—
Cash distribution received for purchase of non-controlling interest in New Mountain Net Lease Corporation	244	—	—
Purchase of investments and delayed draw facilities	(806,327)	(283,663)	(620,885)
Proceeds from sales and paydowns of investments	780,102	540,460	583,840
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	464	224	370
Cash paid for purchase of drawn portion of revolving credit facilities	(48)	—	(185)
Cash paid for drawn revolvers	(37,194)	(28,090)	(41,078)
Cash repayments on drawn revolvers	31,657	27,793	42,827
Interest and dividend receivable	1,788	(7,907)	(5,260)
Receivable from affiliates	(131)	(82)	—
Deferred tax liability (asset)	594	(594)	—
Other assets	(2,904)	(6,623)	1,333
(Decrease) increase in operating liabilities:
Interest payable	(3,235)	813	2,239
Management fee payable	351	(408)	360
Incentive fee payable	70	2,259	(1,207)
Payable for unsettled securities purchased	—	—	(7,910)
Deferred tax (liability) asset	1,410	(8,487)	8,474
Payable to affiliates	—	(78)	(478)
Payable to broker	3,230	—	—
Other liabilities	(349)	(272)	397
Net cash flows provided by operating activities	41,999	332,729	35,006
Cash flows from financing activities
Net proceeds from shares sold	67,690	21,241	40,006
Distributions paid	(147,193)	(150,737)	(121,288)
Offering costs paid	(444)	(409)	(204)
Proceeds from Holdings Credit Facility	592,700	199,600	277,400
Repayment of Holdings Credit Facility	(813,400)	(303,500)	(203,700)
Proceeds from Unsecured Notes	594,981	115,000	75,000
Repayment from Unsecured Notes	(116,500)	(140,000)	(55,000)
Proceeds from Convertible Notes	—	60,300	200,000
Repayment of Convertible Notes	—	(116,816)	(84,434)
Proceeds from NMFC Credit Facility	125,279	348,500	212,707
Repayment of NMFC Credit Facility	(132,635)	(353,550)	(297,000)
Proceeds from DB Credit Facility	—	8,000	108,600
Repayment of DB Credit Facility	(186,400)	(8,000)	(148,500)
Proceeds from NMNLC Credit Facility II	7,710	6,305	5,288
Repayment from NMNLC Credit Facility II	(10,563)	(7,237)	(16,703)
Contributions related to non-controlling interest in NMNLC	—	—	124
Distributions related to non-controlling interest in NMNLC	(925)	(693)	(9,569)
Deferred financing costs paid	(11,660)	(11,888)	(4,229)
Net cash flows used in financing activities	(31,360)	(333,884)	(21,502)
Net increase (decrease) in cash and cash equivalents	10,639	(1,155)	13,504
Effect of foreign exchange rate changes on cash and cash equivalents	(409)	55	(391)
Cash and cash equivalents at the beginning of the period	70,090	71,190	58,077
Cash and cash equivalents at the end of the period	$80,320	$70,090	$71,190
Supplemental disclosure of cash flow information
Cash interest paid	$127,312	$115,521	$81,826
Income taxes paid	152	11,577	901
Non-cash operating activities:
Non-cash activity on investments	$26,350	$15,772	$—
Non-cash financing activities:
Value of shares issued in connection with reinvestment of distributions	$—	$—	$1,098
Accrual for offering costs	106	147	68
Accrual for deferred financing costs	108	213	152

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Schedule of Investments
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(12)(13)	SOFR(M)	5.25%	9.71%	12/2021	12/2027	$22,733	$22,583	$22,734
	First lien (3)(11)(13)	SOFR(M)	5.25%	9.71%	12/2021	12/2027	20,218	20,104	20,218
	First lien (4)(13)	SOFR(M)	5.25%	9.71%	01/2022	12/2027	9,599	9,545	9,599
	First lien (4)(13)	SOFR(M)	5.25%	9.71%	12/2021	12/2027	7,375	7,327	7,375
	Subordinated (3)(11)(13)	FIXED(Q)*	11.50%/PIK	11.50%	12/2021	12/2031	15,733	15,598	15,366
	Subordinated (4)(13)	FIXED(Q)*	11.50%/PIK	11.50%	01/2022	12/2031	6,170	6,117	6,027
								81,274	81,319	5.98%
Knockout Intermediate Holdings I Inc.(30)
Kaseya Inc.
Software	First lien (2)(12)(13)	SOFR(Q)	5.50%	10.09%	06/2022	06/2029	64,124	63,786	64,124
	First lien (3)(11)(13)(16) - Drawn	SOFR(Q)	5.50%	9.83%	06/2022	06/2029	973	966	973
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.50%	10.09%	06/2022	06/2029	751	746	751
	First lien (3)(11)(13)	SOFR(Q)	5.50%	10.09%	06/2022	06/2029	238	237	238
								65,735	66,086	4.86%
Associations Finance, Inc.
Associations, Inc.
Business Services	First lien (3)(11)(13)	SOFR(Q)	6.50%	11.32%	05/2024	07/2028	49,430	49,409	49,430
	First lien (3)(13)(16) - Drawn	SOFR(Q)	6.50%	11.28%	05/2024	07/2028	1,539	1,538	1,539
	First lien (3)(13)(16) - Drawn	SOFR(Q)	6.50%	11.32%	05/2024	07/2028	641	641	641
	Subordinated (3)(13)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	7,959	7,942	7,959
	Subordinated (3)(13)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	3,039	3,033	3,039
								62,563	62,608	4.61%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(12)(13)	SOFR(M)	4.75%	9.21%	08/2021	10/2030	40,312	40,084	40,312
	First lien (5)(13)	SOFR(M)	4.75%	9.21%	08/2021	10/2030	21,448	21,386	21,448
								61,470	61,760	4.54%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
OA Topco, L.P.(29)
OA Buyer, Inc.
Healthcare	First lien (2)(12)(13)	SOFR(M)	4.75%	9.11%	06/2024	12/2028	$31,513	$31,442	$31,513
	First lien (2)(12)(13)	SOFR(M)	4.75%	9.11%	12/2021	12/2028	27,425	27,248	27,425
	First lien (2)(12)(13)	SOFR(M)	4.75%	9.11%	05/2022	12/2028	1,736	1,724	1,736
								60,414	60,674	4.46%
GS Acquisitionco, Inc.
Software	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.58%	08/2019	05/2028	34,719	34,663	34,719
	First lien (5)(13)	SOFR(Q)	5.25%	9.58%	08/2019	05/2028	21,297	21,263	21,297
	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.58%	08/2019	05/2028	2,909	2,902	2,909
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.25%	9.58%	03/2024	05/2028	319	319	319
								59,147	59,244	4.36%
iCIMS, Inc.
Software	First lien (2)(12)(13)	SOFR(Q)	5.75%	10.38%	09/2023	08/2028	44,742	44,537	44,406
	First lien (2)(12)(13)	SOFR(Q)	6.25%	10.88%	10/2022	08/2028	7,366	7,321	7,311
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.75%	10.34%	08/2022	08/2028	706	705	701
								52,563	52,418	3.86%
OEConnection LLC
Software	First lien (2)(12)(13)	SOFR(M)	5.00%	9.36%	04/2024	04/2031	46,430	46,214	46,430	3.42%
Model N, Inc.
Software	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.33%	06/2024	06/2031	44,218	44,008	43,997	3.24%
Deca Dental Holdings LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)	5.75%	10.18%	08/2021	08/2028	37,094	36,871	36,604
	First lien (3)(11)(13)	SOFR(Q)	5.75%	10.18%	08/2021	08/2028	3,905	3,880	3,853
	First lien (3)(11)(13)(16) - Drawn	SOFR(Q)	5.75%	10.20%	08/2021	08/2027	3,027	2,997	2,987
								43,748	43,444	3.20%
IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(12)(13)	SOFR(M)	5.75%	10.21%	07/2021	07/2028	18,372	18,291	18,372
	First lien (3)(11)(13)	SOFR(M)	5.75%	10.21%	07/2022	07/2028	7,764	7,713	7,764
	Subordinated (3)(13)	SOFR(Q)	7.50%	11.93%	07/2022	07/2029	16,953	16,795	16,953
								42,799	43,089	3.17%
Sierra Enterprises, LLC
Food & Beverage	First lien (3)(11)(13)	SOFR(Q)	6.75%	11.34%	06/2023	05/2027	42,450	38,840	42,450	3.12%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.55%	05/2022	10/2028	$15,593	$15,565	$15,593
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.55%	08/2021	10/2028	11,908	11,887	11,908
	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.55%	08/2021	10/2028	6,659	6,644	6,659
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.50%	01/2022	10/2028	1,228	1,221	1,228
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.56%	01/2022	10/2028	824	819	824
	Subordinated (3)(13)	FIXED(Q)*	13.00%/PIK	13.00%	05/2023	05/2033	4,231	4,185	4,231
								40,321	40,443	2.98%
MRI Software LLC
Software	First lien (5)(13)	SOFR(Q)	4.75%	9.08%	01/2020	02/2027	21,430	21,398	21,430
	First lien (3)(11)(13)	SOFR(Q)	4.75%	9.08%	03/2021	02/2027	7,591	7,580	7,591
	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.08%	03/2021	02/2027	4,521	4,516	4,521
	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.08%	01/2020	02/2027	3,107	3,103	3,107
	First lien (3)(11)(13)	SOFR(Q)	4.75%	9.08%	01/2020	02/2027	793	792	793
	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.75%	9.08%	01/2020	02/2027	111	111	111
								37,500	37,553	2.76%
Foreside Financial Group, LLC
Business Services	First lien (2)(12)(13)	SOFR(M)	5.25%	9.71%	05/2022	09/2027	33,356	33,163	33,356
	First lien (3)(11)(13)	SOFR(M)	5.25%	9.71%	05/2022	09/2027	4,075	4,041	4,075
								37,204	37,431	2.75%
CentralSquare Technologies, LLC
Software	First lien (2)(12)(13)	SOFR(M)*	2.88% + 3.38%/PIK	10.63%	04/2024	04/2030	35,797	35,399	35,797	2.63%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (3)(11)(13)	SOFR(S)	5.75%	10.94%	10/2021	10/2028	21,624	21,492	21,138
	First lien (2)(12)(13)	SOFR(S)	5.75%	10.94%	10/2021	10/2028	14,624	14,534	14,295
								36,026	35,433	2.61%
IG Investments Holdings, LLC
Business Services	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.67%	09/2021	09/2028	32,799	32,611	32,799
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.67%	03/2024	09/2028	2,542	2,540	2,542
								35,151	35,341	2.60%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
TigerConnect, Inc.
Healthcare	First lien (2)(12)(13)	SOFR(Q)*	3.38% + 3.38%/PIK	11.47%	02/2022	02/2028	$29,868	$29,689	$29,868
	First lien (2)(13)(16) - Drawn	SOFR(Q)*	3.38% + 3.38%/PIK	11.47%	02/2022	02/2028	2,440	2,440	2,440
								32,129	32,308	2.38%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (4)(13)	SOFR(Q)	5.75%	10.26%	08/2022	08/2029	22,388	22,332	22,388
	First lien (2)(12)(13)	SOFR(Q)	5.75%	10.26%	06/2024	08/2029	8,258	8,258	8,258
								30,590	30,646	2.25%
Fortis Solutions Group, LLC
Packaging	First lien (2)(12)(13)	SOFR(Q)	5.50%	9.93%	10/2021	10/2028	17,176	17,066	17,176
	First lien (3)(11)(13)	SOFR(Q)	5.50%	9.93%	10/2021	10/2028	12,020	11,946	12,020
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.50%	10.30%	10/2021	10/2027	1,001	990	1,001
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.50%	9.90%	06/2022	10/2028	342	343	342
	First lien (3)(13)	SOFR(Q)	5.50%	9.93%	10/2021	10/2028	80	79	80
								30,424	30,619	2.25%
Brave Parent Holdings, Inc.
Software	First lien (5)(13)	SOFR(M)	5.00%	9.36%	11/2023	11/2030	20,019	19,931	20,019
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.36%	05/2024	11/2030	7,827	7,827	7,827
	First lien (5)(13)(16) - Drawn	SOFR(M)	5.00%	9.36%	11/2023	11/2030	1,319	1,318	1,319
	First lien (3)(13)(16) - Drawn	SOFR(M)	5.00%	9.36%	05/2024	11/2030	516	520	516
								29,596	29,681	2.18%
Foundational Education Group, Inc.
Education	Second lien (5)(13)	SOFR(Q)	6.50%	11.35%	08/2021	08/2029	22,500	22,423	22,500
	Second lien (2)(12)(13)	SOFR(Q)	6.50%	11.35%	08/2021	08/2029	7,009	6,992	7,009
								29,415	29,509	2.17%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
ACI Parent Inc.(26)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(12)(13)	SOFR(M)*	2.75% + 3.25%/PIK	10.46%	08/2021	08/2028	$21,910	$21,782	$21,266
	First lien (3)(11)(13)	SOFR(M)*	2.75% + 3.25%/PIK	10.46%	08/2021	08/2028	4,206	4,170	4,082
	First lien (3)(11)(13)	SOFR(M)*	2.75% + 3.25%/PIK	10.46%	08/2021	08/2028	3,884	3,858	3,769
	First lien (3)(13)(16) - Drawn	SOFR(M)	5.50%	9.96%	08/2021	08/2027	235	233	228
								30,043	29,345	2.16%
NMC Crimson Holdings, Inc.
Healthcare	First lien (3)(11)(13)	SOFR(Q)	6.09%	10.85%	03/2021	03/2028	19,259	19,106	19,259
	First lien (3)(11)(13)	SOFR(Q)	6.09%	10.69%	03/2021	03/2028	5,012	4,996	5,012
	First lien (2)(12)(13)	SOFR(Q)	6.09%	10.85%	03/2021	03/2028	4,913	4,874	4,913
								28,976	29,184	2.15%
Syndigo LLC
Software	Second lien (4)(13)	SOFR(Q)	8.00%	12.89%	12/2020	12/2028	22,500	22,397	22,500
	Second lien (2)(12)(13)	SOFR(Q)	8.00%	12.89%	02/2022	12/2028	5,697	5,706	5,697
								28,103	28,197	2.07%
PetVet Care Centers, LLC
Consumer Services	First lien (2)(12)(13)	SOFR(M)	6.00%	10.36%	10/2023	11/2030	28,145	27,895	28,145	2.07%
Nelipak Holding Company
Packaging	First lien (3)(11)(13)(14)	EURIBOR(M)	5.50%	8.36%	03/2024	03/2031	16,523	17,776	17,108
	First lien (2)(12)(13)	SOFR(M)	5.50%	9.86%	03/2024	03/2031	9,023	8,961	9,023
	First lien (3)(11)(13)(14)(16) - Drawn	SOFR(M)	5.50%	9.86%	03/2024	03/2031	1,097	1,089	1,097
	First lien (3)(13)(16) - Drawn	EURIBOR(M)	5.50%	8.32%	03/2024	03/2031	392	406	405
								28,232	27,633	2.03%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Bullhorn, Inc.
Software	First lien (2)(12)(13)	SOFR(M)	5.00%	9.36%	09/2019	10/2029	$13,206	$13,170	$13,206
	First lien (3)(11)(13)	SOFR(M)	5.00%	9.36%	05/2024	10/2029	8,462	8,452	8,462
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.36%	10/2021	10/2029	3,398	3,394	3,398
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.36%	09/2019	10/2029	761	758	761
	First lien (3)(13)(16) - Drawn	SOFR(M)	5.00%	9.36%	05/2024	10/2029	417	417	417
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.36%	09/2019	10/2029	341	340	341
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.36%	09/2019	10/2029	272	271	272
								26,802	26,857	1.98%
Pioneer Topco I, L.P.(28)
Pioneer Buyer I, LLC
Software	First lien (3)(11)(13)	SOFR(Q)	6.50%	10.83%	03/2024	11/2028	23,089	22,997	23,089
	First lien (3)(11)(13)	SOFR(Q)	6.50%	10.83%	03/2022	11/2028	2,374	2,364	2,374
								25,361	25,463	1.87%
DOCS, MSO, LLC
Healthcare	First lien (3)(11)(13)	SOFR(M)	5.75%	10.40%	06/2022	06/2028	18,337	18,337	18,236
	First lien (4)(13)	SOFR(M)	5.75%	10.40%	06/2022	06/2028	6,867	6,867	6,829
								25,204	25,065	1.84%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (2)(12)(13)	SOFR(S)	5.25%	9.75%	02/2022	02/2028	18,964	18,908	18,964
	First lien (2)(12)(13)	SOFR(S)	5.25%	9.75%	02/2022	02/2028	5,277	5,259	5,277
	First lien (3)(11)(13)	SOFR(S)	5.25%	9.75%	02/2022	02/2028	693	690	693
								24,857	24,934	1.83%
Diamond Parent Holdings Corp. (25)
Diligent Corporation
Software	First lien (2)(12)(13)	SOFR(S)	5.00%	10.09%	04/2024	08/2030	19,821	19,753	19,821
	First lien (3)(11)(13)	SOFR(S)	5.00%	10.09%	04/2024	08/2030	3,398	3,386	3,398
								23,139	23,219	1.71%
FS WhiteWater Holdings, LLC(27)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(13)	SOFR(Q)	5.75%	10.23%	12/2021	12/2027	10,185	10,127	10,185
	First lien (3)(11)(13)	SOFR(Q)	6.00%	10.48%	07/2022	12/2027	5,677	5,636	5,677
	First lien (5)(13)	SOFR(Q)	5.75%	10.23%	12/2021	12/2027	3,419	3,398	3,419
	First lien (5)(13)	SOFR(Q)	5.75%	10.23%	12/2021	12/2027	3,397	3,378	3,397
								22,539	22,678	1.67%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Power Grid Holdings, Inc.
Business Products	First lien (4)(13)	SOFR(Q)	4.75%	9.08%	11/2023	12/2030	$22,387	$22,228	$22,387	1.65%
Xactly Corporation
Software	First lien (4)(13)	SOFR(Q)	6.25%	10.86%	07/2017	07/2027	22,500	22,483	22,250	1.64%
YLG Holdings, Inc.
Business Services	First lien (5)(13)	SOFR(Q)	4.75%	9.09%	11/2019	12/2030	21,825	21,798	21,825	1.61%
Ambrosia Holdco Corp(32)
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(13)	SOFR(M)*	5.25%/PIK	9.59%	01/2024	06/2029	12,327	11,782	10,402
	First lien (3)(11)(13)	SOFR(M)*	5.25%/PIK	9.59%	01/2024	06/2029	9,925	9,818	8,374
	First lien (3)(11)(13)	SOFR(M)*	2.00%/PIK + 1.00%	7.34%	03/2024	06/2029	2,843	2,317	2,351
	Subordinated (2)(13)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	302	302	302
	Subordinated (3)(13)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	291	291	291
								24,510	21,720	1.60%
Cardinal Parent, Inc.
Software	First lien (4)	SOFR(Q)	4.50%	8.98%	10/2020	11/2027	11,730	11,689	11,249
	Second lien (4)(13)	SOFR(Q)	7.75%	12.24%	11/2020	11/2028	9,767	9,709	9,423
								21,398	20,672	1.52%
PDI TA Holdings, Inc.
Software	First lien (4)(13)	SOFR(Q)	5.50%	10.09%	01/2024	02/2031	18,161	18,078	18,161
	First lien (4)(13)(16) - Drawn	SOFR(Q)	5.50%	10.00%	01/2024	02/2031	2,360	2,348	2,360
								20,426	20,521	1.51%
Oranje Holdco, Inc.
Education	First lien (2)(12)(13)	SOFR(Q)	7.75%	12.32%	02/2023	02/2029	7,440	7,370	7,440
	First lien (3)(11)(13)	SOFR(Q)	7.75%	12.32%	02/2023	02/2029	7,440	7,369	7,440
	First lien (3)(11)(13)	SOFR(Q)	7.25%	11.82%	04/2024	02/2029	5,454	5,404	5,454
								20,143	20,334	1.50%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)(11)	SOFR(M)	6.75%	11.22%	03/2021	03/2029	20,313	20,280	20,281	1.49%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(12)(13)	SOFR(S)	5.25%	9.76%	06/2021	06/2028	15,382	15,303	15,382
	First lien (2)(12)(13)	SOFR(S)	5.25%	9.94%	06/2021	06/2028	4,467	4,438	4,467
								19,741	19,849	1.46%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Groundworks, LLC
Business Services	First lien (4)	SOFR(M)	3.25%	7.65%	03/2024	03/2031	$18,908	$18,734	$19,034
	First lien (4)(16) - Drawn	SOFR(M)	3.25%	7.65%	03/2024	03/2031	557	552	560
								19,286	19,594	1.44%
Notorious Topco, LLC
Consumer Products	First lien (3)(11)(13)	SOFR(Q)*	4.75% + 2.50%/PIK	11.91%	11/2021	11/2027	10,058	10,017	9,241
	First lien (3)(11)(13)	SOFR(Q)*	4.75% + 2.50%/PIK	11.91%	05/2022	11/2027	9,932	9,889	9,126
	First lien (3)(11)(13)	SOFR(Q)*	4.75% + 2.50%/PIK	11.91%	11/2021	11/2027	877	870	805
								20,776	19,172	1.41%
GraphPAD Software, LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.08%	06/2024	06/2031	17,901	17,858	17,856
	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.75%	9.08%	06/2024	06/2031	448	445	446
								18,303	18,302	1.35%
AAC Lender Holdings, LLC(24)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(13)	SOFR(M)(18)*	6.75%/PIK + 0.50%	11.90%	09/2015	09/2026	29,879	29,843	17,999
	First lien (3)(13)	SOFR(M)(18)*	14.50%/PIK + 0.50%	19.65%	06/2021	09/2026	1,527	1,527	—
	Subordinated (3)(13)	SOFR(Q)(18)*	1.00%/PIK	5.74%	03/2021	09/2026	5,230	—	—
								31,370	17,999	1.32%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)	SOFR(Q)	6.75%	11.44%	11/2019	11/2027	22,500	22,441	14,513
	Second lien (2)(12)	SOFR(Q)	6.75%	11.44%	11/2019	11/2027	4,208	4,188	2,714
								26,629	17,227	1.27%
Avalara, Inc.
Software	First lien (3)(11)(13)	SOFR(Q)	6.25%	10.58%	10/2022	10/2028	17,198	17,045	17,198	1.27%
Idera, Inc.
Software	Second lien (4)(13)	SOFR(Q)	6.75%	11.47%	06/2019	03/2029	15,091	14,961	15,091
	Second lien (3)(11)(13)	SOFR(Q)	6.75%	11.47%	04/2021	03/2029	2,012	2,006	2,012
								16,967	17,103	1.26%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(13)	SOFR(M)	4.50%	8.84%	02/2020	02/2028	$14,635	$14,617	$14,635
	First lien (5)(13)	SOFR(M)	4.50%	8.84%	02/2024	02/2028	2,268	2,254	2,268
								16,871	16,903	1.24%
Viper Bidco. Inc.
Software	First lien (3)(11)(13)(14)	SONIA(D)	5.00%	9.70%	11/2024	11/2031	£12,030	$15,181	$14,981	1.10%
Calabrio, Inc.
Software	First lien (5)(13)	SOFR(Q)	5.50%	10.01%	04/2021	04/2027	12,286	12,244	12,286
	First lien (5)(13)	SOFR(Q)	5.50%	10.01%	01/2024	04/2027	1,574	1,562	1,574
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.50%	10.02%	04/2021	04/2027	637	633	637
								14,439	14,497	1.07%
Coupa Holdings, LLC
Software	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.84%	02/2023	02/2030	14,388	14,243	14,388	1.06%
Houghton Mifflin Harcourt Company
Education	First lien (3)(11)	SOFR(M)	5.25%	9.71%	10/2023	04/2029	14,484	14,108	14,291	1.05%
Daxko Acquisition Corporation
Software	First lien (3)(11)(13)	SOFR(M)	5.00%	9.36%	10/2021	10/2028	12,878	12,799	12,878
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.36%	10/2021	10/2028	1,085	1,078	1,085
	First lien (3)(13)	SOFR(M)	5.00%	9.36%	10/2021	10/2028	65	64	65
								13,941	14,028	1.03%
Convey Health Solutions, Inc.
Healthcare	First lien (3)(11)(13)	SOFR(Q)*	1.00% + 4.25%/PIK	9.68%	09/2019	07/2029	13,152	13,101	11,935
	First lien (3)(11)(13)	SOFR(Q)*	1.00% + 4.25%/PIK	9.68%	02/2022	07/2029	2,196	2,180	1,993
								15,281	13,928	1.02%
CFS Management, LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)*	6.25% + 2.25%/PIK	13.09%	08/2019	09/2026	11,881	11,880	10,693
	First lien (2)(12)(13)	SOFR(Q)*	6.25% + 2.25%/PIK	13.09%	08/2019	09/2026	3,539	3,548	3,185
								15,428	13,878	1.02%
Baker Tilly Advisory Group, LP
Financial Services	First lien (3)(11)(13)	SOFR(M)	4.75%	9.11%	05/2024	06/2031	13,687	13,591	13,585	1.00%
USRP Holdings, Inc.
Business Services	First lien (3)(11)(13)	SOFR(M)	5.00%	9.36%	07/2021	12/2029	6,984	6,946	6,984
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.36%	07/2021	12/2029	5,541	5,512	5,541
								12,458	12,525	0.92%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Anaplan, Inc.
Software	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.58%	06/2022	06/2029	$10,618	$10,548	$10,618	0.78%
Project Accelerate Parent, LLC
Software	First lien (5)(13)	SOFR(M)	5.25%	9.61%	02/2024	02/2031	10,519	10,470	10,519	0.77%
Specialtycare, Inc.
Healthcare	First lien (2)(12)(13)	SOFR(Q)	5.75%	10.60%	06/2021	06/2028	10,247	10,167	9,953
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)	4.00%	9.04%	06/2021	06/2026	324	319	315
	First lien (3)(11)(13)	SOFR(Q)	5.75%	10.66%	06/2021	06/2028	77	76	75
								10,562	10,343	0.76%
Ciklum Inc.**
Business Services	First lien (2)(12)(13)	SOFR(Q)	6.50%	11.17%	02/2024	02/2030	9,536	9,430	9,536	0.70%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(12)(13)	SOFR(Q)*	6.75% + 2.00%/PIK	13.08%	07/2021	07/2027	8,493	8,447	8,449
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	13.11%	07/2021	07/2026	954	945	950
								9,392	9,399	0.69%
Planview Parent, Inc.
Software	Second lien (2)(12)	SOFR(Q)	5.75%	10.08%	06/2024	12/2028	9,231	9,208	9,208	0.68%
Safety Borrower Holdings LLC
Software	First lien (2)(12)(13)	SOFR(M)	5.25%	9.72%	09/2021	09/2027	7,446	7,425	7,446
	First lien (3)(11)(13)	SOFR(M)	5.25%	9.72%	09/2021	09/2027	1,523	1,523	1,523
	First lien (3)(13)(16) - Drawn	P(Q)	4.25%	11.75%	09/2021	09/2027	128	127	128
								9,075	9,097	0.67%
Icefall Parent, Inc.
Software	First lien (3)(11)(13)	SOFR(M)	6.50%	10.86%	01/2024	01/2030	8,696	8,619	8,696	0.64%
KPSKY Acquisition Inc.
Business Services	First lien (3)(11)(13)	SOFR(Q)	5.50%	10.19%	10/2021	10/2028	6,827	6,785	6,570
	First lien (3)(11)(13)	SOFR(Q)	5.50%	10.15%	06/2022	10/2028	1,149	1,140	1,106
	First lien (3)(11)(13)	SOFR(Q)	5.50%	10.28%	10/2021	10/2028	782	777	752
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.75%	10.36%	11/2023	10/2028	19	19	18
								8,721	8,446	0.62%
Alegeus Technologies Holdings Corp.
Healthcare	First lien (3)(11)(13)	SOFR(Q)	6.75%	11.30%	10/2024	11/2029	8,510	8,406	8,404	0.62%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Park Place Technologies, LLC
Business Services	First lien (2)(12)(13)	SOFR(M)	5.25%	9.61%	07/2024	03/2031	$7,654	$7,635	$7,635
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)	5.25%	9.80%	07/2024	03/2030	258	258	258
								7,893	7,893	0.58%
Eclipse Topco, Inc. (33)
Eclipse Buyer Inc.
Software	First lien (4)(13)	SOFR(M)	4.75%	9.26%	09/2024	09/2031	7,113	7,078	7,078	0.52%
CRCI Longhorn Holdings, Inc.
Business Services	First lien (2)(12)(13)	SOFR(M)	5.00%	9.36%	08/2024	08/2031	6,516	6,484	6,483
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)	5.00%	9.36%	08/2024	08/2031	489	486	486
								6,970	6,969	0.51%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(13)	—	—	—	05/2013	—	14,500	14,500	6,525	0.48%
Greenway Health, LLC
Healthcare	First lien (3)(11)(13)	SOFR(Q)	6.75%	11.08%	12/2023	04/2029	6,302	6,221	6,302	0.46%
Legends Hospitality Holding Company, LLC
Business Services	First lien (5)(13)	SOFR(Q)*	2.75% + 2.75%/PIK	10.02%	08/2024	08/2031	6,124	6,065	6,062
	First lien (3)(13)(16) - Drawn	SOFR(M)	5.00%	9.41%	08/2024	08/2030	72	71	71
								6,136	6,133	0.45%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (3)(11)(13)	SOFR(M)	4.50%	8.86%	03/2024	11/2028	3,808	3,808	3,808
	First lien (3)(13)(16) - Drawn	SOFR(M)	4.75%	9.11%	03/2024	11/2028	2,313	2,302	2,313
								6,110	6,121	0.45%
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.) (20)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First lien (3)(11)(13)	SOFR(S)	7.00%	12.08%	05/2021	05/2027	6,109	6,081	6,109	0.45%
NC Topco, LLC
Software	First lien (2)(12)(13)	SOFR(M)*	2.50% + 2.75%/PIK	9.61%	08/2024	09/2031	5,853	5,825	5,824	0.43%
Healthspan Buyer, LLC
Healthcare	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.58%	10/2023	10/2030	5,069	5,025	5,069	0.37%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Michael Baker International, LLC
Business Services	First lien (3)(11)	SOFR(M)	4.75%	9.11%	05/2024	12/2028	$4,892	$4,869	$4,910	0.36%
Adelaide Borrower, LLC**
Software	First lien (3)(11)(13)	SOFR(Q)	6.25%	10.58%	05/2024	05/2030	4,698	4,656	4,698	0.35%
Logrhythm, Inc.
Software	First lien (3)(11)(13)	SOFR(M)	7.50%	11.86%	07/2024	07/2029	4,196	4,138	4,196	0.31%
RLG Holdings, LLC
Packaging	First lien (2)(12)	SOFR(M)	5.00%	9.36%	06/2024	07/2028	3,970	3,970	3,934	0.29%
CommerceHub, Inc.
Software	First lien (3)(11)(13)	SOFR(Q)	6.25%	10.90%	06/2023	12/2027	3,920	3,608	3,920	0.29%
Kene Acquisition, Inc.
Business Services	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.84%	02/2024	02/2031	3,509	3,477	3,509
	First lien (3)(13)(16) - Drawn	SOFR(M)	5.25%	9.59%	02/2024	02/2031	162	161	162
								3,638	3,671	0.27%
Next Holdco, LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)	5.75%	10.27%	11/2023	11/2030	3,494	3,471	3,494	0.26%
CB Buyer, Inc.
Software	First lien (2)(12)(13)	SOFR(M)	5.25%	9.61%	07/2024	07/2031	3,308	3,293	3,292	0.24%
AI Altius US Bidco, Inc.
Business Services	First lien (3)(11)(13)	SOFR(S)	4.75%	9.03%	05/2024	12/2028	3,062	3,048	3,062	0.23%
Galway Borrower LLC
Business Services	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.50%	8.83%	04/2024	09/2028	1,806	1,779	1,788
	First lien (2)(12)(13)	SOFR(Q)	4.50%	8.83%	04/2024	09/2028	1,090	1,083	1,080
								2,862	2,868	0.21%
DCA Investment Holding, LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)	6.41%	10.73%	03/2021	04/2028	1,804	1,798	1,758
	First lien (3)(11)(13)	SOFR(Q)	6.50%	10.83%	12/2022	04/2028	1,011	1,000	987
								2,798	2,745	0.20%
Compsych Investments Corp.
Business Services	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.38%	07/2024	07/2031	1,164	1,162	1,162	0.09%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(11)(13)	SOFR(M)	5.25%	9.61%	05/2024	10/2029	1,050	1,045	1,050	0.08%
Beacon Pointe Harmony, LLC
Financial Services	First lien (3)(13)(16) - Drawn	SOFR(S)	4.75%	9.18%	06/2024	12/2028	467	464	467	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(2)(13)	—	—	—	06/2024	06/2029	$152	$152	$152
	Trust Claim(3)(13)	—	—	—	06/2024	06/2029	52	52	52
								204	204	0.02%
PPVA Fund, L.P.
Business Services	Collateralized Financing (18)(19)	—	—	—	11/2014	—	—	—	—	—%
Total Funded Debt Investments - United States								$2,022,101	$1,990,400	146.43%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First lien (3)(11)(13)	SOFR(S)*	3.50% + 2.00%/PIK	10.76%	07/2024	07/2031	$19,418	$19,326	$19,321	1.42%
Total Funded Debt Investments - Jersey								$19,326	$19,321	1.42%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (3)(11)(13)	SOFR(M)	8.25%	12.72%	10/2019	10/2027	$34,459	$34,335	$34,459	2.54%
Integro Parent Inc.**
Business Services	Second lien (3)(11)(13)	SOFR(Q)*	12.25%/PIK	16.58%	10/2015	07/2025	7,091	6,405	6,331	0.47%
Total Funded Debt Investments - United Kingdom								$40,740	$40,790	3.01%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.63%	12/2022	12/2029	$3,445	$3,405	$3,445
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.63%	12/2023	12/2029	1,342	1,330	1,342
								4,735	4,787	0.35%
Total Funded Debt Investments - Australia								$4,735	$4,787	0.35%
Total Funded Debt Investments								$2,086,902	$2,055,298	151.21%
Equity - United States
Dealer Tire Holdings, LLC
Distribution & Logistics	Preferred shares (3)(11)(13)	FIXED(A)*	7.00%/PIK	7.00%	09/2021	—	56,271	$75,927	$79,222	5.83%
Symplr Software Intermediate Holdings, Inc.
Healthcare	Preferred shares (4)(13)	SOFR(Q)*	10.50%/PIK	14.97%	11/2018	—	7,500	16,363	16,450
	Preferred shares (3)(11)(13)	SOFR(Q)*	10.50%/PIK	14.97%	11/2018	—	2,586	5,641	5,671
								22,004	22,121	1.63%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Knockout Intermediate Holdings I Inc.(30)
Software	Preferred shares (3)(13)	SOFR(S)*	10.75%/PIK	15.03%	06/2022	—	15,150	$20,819	$21,010	1.55%
ACI Parent Inc.(26)
Healthcare	Preferred shares (3)(13)	FIXED(Q)*	11.75%/PIK	11.75%	08/2021	—	12,500	18,444	16,419	1.21%
Project Essential Super Parent, Inc.
Software	Preferred shares (3)(13)	SOFR(Q)*	9.50%/PIK	14.10%	04/2021	—	10,000	15,929	14,833	1.09%
Diamond Parent Holdings Corp. (25)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(13)	FIXED(S)*	10.50%/PIK	10.50%	04/2021	—	10,000	14,162	13,609	1.00%
HBWM Holdings, LLC
Financial Services	Ordinary shares (9)(13)	FIXED(Q)	4.00%	4.00%	09/2021	—	47,114	4,717	9,532	0.70%
OA Topco, L.P.(29)
Healthcare	Ordinary shares (3)(13)	—	—	—	12/2021	—	2,000,000	2,000	7,646	0.56%
Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.)
Packaging	Preferred shares (3)(13)	FIXED(A)*	15.00%/PIK	15.00%	05/2024	—	2,900	2,900	2,900
	Preferred shares (3)(13)	FIXED(A)(18)*	11.50%/PIK	11.50%	05/2024	—	3,691	2,565	2,702
	Ordinary shares (3)(13)	—	—	—	05/2024	—	290	145	305
								5,610	5,907	0.43%
FS WhiteWater Holdings, LLC(27)
Consumer Services	Ordinary shares (5)(13)	—	—	—	12/2021	—	50,000	5,000	4,618	0.34%
Appriss Health Holdings, Inc. (20)
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.)(20)
Healthcare	Preferred shares (3)(13)	FIXED(Q)*	11.00%/PIK	11.00%	05/2021	—	2,333	3,432	3,371	0.25%
Ambrosia Holdco Corp. (32)
Distribution & Logistics	Ordinary shares (2)(13)	—	—	—	01/2024	—	126,536	1,348	1,348
	Ordinary shares (3)(13)	—	—	—	01/2024	—	122,044	1,300	1,300
								2,648	2,648	0.19%
Pioneer Topco I, L.P.(28)
Software	Ordinary shares (10)(13)	—	—	—	11/2021	—	199,980	2,000	2,000	0.15%
Eclipse Topco, Inc.(33)
Software	Preferred shares (4)(13)	FIXED(S)*	12.50%/PIK	12.50%	09/2024	—	190	1,952	1,952	0.14%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
GEDC Equity, LLC
Healthcare	Participation Interest(3)(13)	—	—	—	06/2023	—	190,000	$190	$50	0.00%
Ancora Acquisition LLC
Education	Preferred shares (7)(13)	—	—	—	08/2013	—	372	83	—	—%
AAC Lender Holdings, LLC(24)
Education	Ordinary shares (3)(13)	—	—	—	03/2021	—	758	—	—	—%
Total Shares - United States								$194,917	$204,938	15.07%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(11)	FIXED(Q)	11.75%	11.75%	09/2017	—	138,678	$13,788	$13,867	1.02%
Total Shares - Hong Kong								$13,788	$13,867	1.02%
Total Shares								$208,705	$218,805	16.09%
Structured Finance Obligations - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations (3)	SOFR(S)	7.00%	11.46%	11/2024	01/2037	3,232	$3,232	$3,232	0.24%
Total Structured Finance Obligations - United States								$3,232	$3,232	0.24%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants (2)(13)	—	—	—	06/2024	06/2029	138,622	$182	$327
	Warrants (3)(13)	—	—	—	06/2024	06/2029	47,459	62	112
								244	439	0.03%
Total Warrants - United States								$244	$439	0.03%
Total Funded Investments								$2,299,083	$2,277,774	167.57%
Unfunded Debt Investments - United States
Groundworks, LLC
Business Services	First lien (4)(16) - Undrawn	—	—	—	03/2024	03/2026	$2,938	$(15)	$20	0.00%
Beacon Pointe Harmony, LLC
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	12/2025	1,685	—	—	—%
AAC Lender Holdings, LLC(24)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(13)(16) - Undrawn	—	—	—	01/2021	09/2026	2,652	—	—	—%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)(13)(16) - Undrawn	—	—	—	10/2024	10/2026	2,695	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
DOXA Insurance Holdings LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	$3,046	$—	$—	—%
AI Altius US Bidco, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	3,077	—	—	—%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	5,676	—	—	—%
Riskonnect Parent, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	6,349	—	—	—%
Safety Borrower Holdings LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	09/2021	09/2027	384	(2)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	578	(3)	—	—%
Next Holdco, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2025	903	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2029	339	(3)	—
								(3)	—	—%
Associations, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	07/2028	1,539	(1)	—
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	07/2028	3,200	(2)	—
								(3)	—	—%
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.)( (20)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	05/2021	05/2027	417	(4)	—	—%
Bullhorn, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	1,847	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	09/2019	10/2029	935	(4)	—
								(4)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
PPV Intermediate Holdings, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	08/2022	08/2029	$486	$(5)	$—	—%
Kene Acquisition, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2026	1,398	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2031	468	(5)	—
								(5)	—	—%
Logrhythm, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	07/2029	420	(6)	—	—%
Calabrio, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	04/2021	04/2027	850	(6)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	08/2021	10/2028	2,040	(6)	—	—%
Adelaide Borrower, LLC**
Software	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	1,048	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2030	667	(7)	—
								(7)	—	—%
Icefall Parent, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	01/2024	01/2030	828	(8)	—	—%
Project Accelerate Parent, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2031	1,510	(8)	—	—%
USRP Holdings, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2021	12/2029	893	(9)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(13)(16) - Undrawn	—	—	—	02/2020	02/2028	1,799	(9)	—	—%
MRI Software LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	01/2020	02/2027	1,891	(9)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
PDI TA Holdings, Inc.
Software	First lien (4)(13)(16) - Undrawn	—	—	—	01/2024	02/2026	$1,865	$—	$—
	First lien (3)(13)(16) - Undrawn	—	—	—	01/2024	02/2031	1,830	(9)	—
								(9)	—	—%
Daxko Acquisition Corporation
Software	First lien (3)(13)(16) - Undrawn	—	—	—	10/2021	10/2028	986	(10)	—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	02/2022	02/2028	1,969	(10)	—	—%
Healthspan Buyer, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	10/2023	10/2030	1,229	(12)	—	—%
Coupa Holdings, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	02/2023	08/2025	1,291	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2023	02/2029	989	(12)	—
								(12)	—	—%
Brave Parent Holdings, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2025	376	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2030	1,594	(6)	—
	First lien (5)(13)(16) - Undrawn	—	—	—	11/2023	05/2025	963	(7)	—
								(13)	—	—%
FS WhiteWater Holdings, LLC(27)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	12/2021	12/2027	1,400	(14)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(12)(13)(16) - Undrawn	—	—	—	12/2024	04/2025	785	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	06/2021	06/2028	1,501	(15)	—
								(15)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Nelipak Holding Company
Packaging	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2027	$3,501	$—	$—
	First lien (3)(11)(13)(14)(16) - Undrawn	—	—	—	03/2024	03/2027	€6,411	—	—
	First lien (3)(11)(13)(14)(16) - Undrawn	—	—	—	03/2024	03/2031	€804	(6)	—
	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2031	1,515	(11)	—
								(17)	—	—%
Fortis Solutions Group, LLC
Packaging	First lien (3)(13)(16) - Undrawn	—	—	—	06/2022	06/2025	3,360	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	10/2021	10/2027	1,859	(19)	—
								(19)	—	—%
Avalara, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	10/2022	10/2028	1,720	(21)	—	—%
Foreside Financial Group, LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	3,312	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2022	09/2027	2,095	(21)	—
								(21)	—	—%
Diamond Parent Holdings Corp. (25)
Diligent Corporation
Software	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	08/2030	2,265	(8)	—
	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	04/2026	3,398	(13)	—
								(21)	—	—%
Knockout Intermediate Holdings I Inc.(30)
Kaseya Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	06/2022	06/2025	2,865	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	06/2022	06/2029	2,888	(22)	—
								(22)	—	—%
Oranje Holdco, Inc.
Education	First lien (3)(13)(16) - Undrawn	—	—	—	02/2023	02/2029	1,860	(23)	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
OEConnection LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	04/2026	$8,101	$—	$—
	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	04/2031	5,063	(25)	—
								(25)	—	—%
Pioneer Topco I, L.P.(28)
Pioneer Buyer I, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	11/2021	11/2027	3,284	(26)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	1,120	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2019	05/2028	4,821	(26)	—
								(26)	—	—%
Infogain Corporation
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2021	07/2026	3,827	(29)	—	—%
GC Waves Holdings, Inc.
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	10/2019	10/2030	3,951	(30)	—	—%
OA Topco, L.P.(29)
OA Buyer, Inc.
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	12/2021	12/2028	3,600	(36)	—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	12/2021	12/2027	3,659	(37)	—	—%
PetVet Care Centers, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	10/2023	11/2025	3,708	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	10/2023	11/2029	3,708	(37)	—
								(37)	—	—%
Ciklum Inc.**
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	08/2025	11,955	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2030	2,989	(37)	—
								(37)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
IG Investments Holdings, LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	09/2021	09/2028	$3,780	$(38)	$—	—%
Power Grid Holdings, Inc.
Business Products	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	12/2030	4,289	(43)	—	—%
TigerConnect, Inc.
Healthcare	First lien (2)(13)(16) - Undrawn	—	—	—	02/2022	12/2025	1,301	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2022	02/2028	4,267	(43)	—
								(43)	—	—%
CentralSquare Technologies, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	04/2030	3,980	(50)	—	—%
Compsych Investments Corp.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	07/2027	333	—	(1)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(13)(16) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(1)	(0.00)%
Park Place Technologies, LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	03/2030	643	(2)	(2)
	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	09/2025	1,201	(3)	(3)
								(5)	(5)	(0.00)%
CB Buyer, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	07/2031	364	(2)	(2)
	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	07/2026	934	—	(5)
								(2)	(7)	(0.00)%
Specialtycare, Inc.
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	06/2021	06/2026	235	(4)	(7)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First lien (5)(13)(16) - Undrawn	—	—	—	08/2024	08/2026	358	—	(4)
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2030	644	(6)	(6)
								(6)	(10)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
CRCI Longhorn Holdings, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2031	$597	$(3)	$(3)
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2026	1,629	—	(8)
								(3)	(11)	(0.00)%
NC Topco, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	09/2031	669	(3)	(3)
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2026	1,672	—	(8)
								(3)	(11)	(0.00)%
Xactly Corporation
Software	First lien (3)(13)(16) - Undrawn	—	—	—	07/2017	07/2027	992	(10)	(11)	(0.00)%
DOCS, MSO, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	06/2022	06/2028	2,405	—	(13)	(0.00)%
GraphPAD Software, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	06/2031	1,682	(4)	(4)
	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	06/2026	4,038	(10)	(10)
								(14)	(14)	(0.00)%
Viper Bidco. Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	11/2024	11/2026	4,150	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	11/2024	11/2031	3,320	(17)	(17)
								(17)	(17)	(0.00)%
iCIMS, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	08/2022	08/2028	2,824	(25)	(21)	(0.00)%
Eclipse Topco, Inc. (33)
Eclipse Buyer Inc.
Software	First lien (4)(13)(16) - Undrawn	—	—	—	09/2024	09/2026	1,206	—	(6)
	First lien (3)(13)(16) - Undrawn	—	—	—	09/2024	09/2031	4,190	(21)	(21)
								(21)	(27)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Baker Tilly Advisory Group, LP
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	06/2026	$2,065	$—	$(15)
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	06/2030	2,894	(22)	(22)
								(22)	(37)	(0.00)%
KPSKY Acquisition Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2025	1,568	—	(47)	(0.00)%
ACI Parent Inc.(26)
ACI Group Holdings, Inc.
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	08/2021	08/2027	2,118	(21)	(62)	(0.00)%
Model N, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	06/2031	4,825	(24)	(24)
	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	06/2026	9,047	—	(45)
								(24)	(69)	(0.01)%
Notorious Topco, LLC
Consumer Products	First lien (3)(13)(16) - Undrawn	—	—	—	11/2021	05/2027	880	(7)	(71)	(0.01)%
Total Unfunded Debt Investments - United States								$(995)	$(422)	(0.03)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	12/2022	12/2028	$320	$(5)	$—	—%
Total Unfunded Debt Investments - Australia								$(5)	$—	—%
Total Unfunded Debt Investments								$(1,000)	$(422)	(0.03)%
Total Non-Controlled/Non-Affiliated Investments								$2,298,083	$2,277,352	167.54%
Non-Controlled/Affiliated Investments (34)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (21)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(13)	SOFR(Q)*	13.25%/PIK	17.58%	12/2020	01/2028	$22,290	$22,223	$22,290	1.64%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Eagle Infrastructure Super HoldCo, LLC (31)
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.)
Business Services	First lien (2)(12)(13)	SOFR(Q)	7.50%	11.98%	03/2023	04/2028	$10,628	$10,628	$10,628
	First lien (3)(13)	SOFR(Q)	7.50%	11.98%	03/2023	04/2028	340	340	340
								10,968	10,968	0.81%
Permian Holdco 3, Inc.
Permian Trust
Energy	Trust Claim(8)(13)	FIXED(Q)(18)*	10.00%/PIK	10.00%	03/2021	—	247	—	—
	First lien (3)(13)	SOFR(Q)(18)*	10.00%/PIK	11.00%	07/2020	—	3,409	—	—
								—	—	—%
Total Funded Debt Investments - United States								$33,191	$33,258	2.45%
Equity - United States
TVG-Edmentum Holdings, LLC(21)
Education	Ordinary shares (3)(13)	FIXED(Q)*	12.00%/PIK	12.00%	12/2020	—	48,899	$66,651	$59,978
	Preferred shares (3)(13)	FIXED(Q)*	15.00%/PIK	15.00%	05/2024	—	3,480	7,525	9,352
								74,176	69,330	5.10%
Eagle Infrastructure Super HoldCo, LLC
Business Services	Ordinary shares (3)(13)	—	—	—	03/2023	—	72,536	4,104	8,188	0.60%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(13)	—	—	—	07/2017	—	25,000,000	11,501	1,799
	Ordinary shares (3)(13)	—	—	—	07/2017	—	2,786,000	1,282	201
								12,783	2,000	0.15%
Total Shares - United States								$91,063	$79,518	5.85%
Total Non-Controlled/Affiliated Investments								$124,254	$112,776	8.30%
Controlled Investments (35)
Funded Debt Investments - United States
New Benevis Topco, LLC (23)
New Benevis Holdco, Inc.
Healthcare	First lien (2)(13)	FIXED(Q)*	12.00%/PIK	12.00%	10/2020	10/2026	$46,068	$46,068	$46,068
	First lien (3)(11)(13)	FIXED(Q)*	12.00%/PIK	12.00%	10/2020	10/2026	33,155	33,155	33,155
	Subordinated (3)(13)	FIXED(M)*	12.00%/PIK	12.00%	10/2020	10/2026	23,814	22,942	19,051
								102,165	98,274	7.23%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(11)(13)	SOFR(Q)	9.00%	13.59%	10/2020	12/2027	$23,336	$23,336	$23,336
	First lien (3)(11)(13)(16) - Drawn	SOFR(Q)	6.00%	10.59%	10/2020	12/2027	20,840	20,840	20,840
								44,176	44,176	3.25%
UniTek Global Services, Inc.
Business Services	Second lien (3)(13)	FIXED(Q)*	15.00%/PIK	15.00%	12/2020	06/2028	15,608	15,608	15,459
	Second lien (3)(13)	FIXED(Q)*	15.00%/PIK	15.00%	07/2022	06/2028	6,919	6,919	6,853
								22,527	22,312	1.64%
NHME Holdings Corp. (22)
National HME, Inc.
Healthcare	Second lien (3)(13)	SOFR(Q)(18)*	5.00%/PIK	9.85%	11/2018	11/2025	8,281	7,871	3,000	0.22%
Total Funded Debt Investments - United States								$176,739	$167,762	12.34%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(13)	—	—	—	05/2018	—	—	$160,000	$160,000	11.77%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(13)	—	—	—	05/2021	—	—	112,400	112,400	8.27%
NM NL Holdings, L.P.**
Net Lease	Membership interest (6)(13)	—	—	—	06/2018	—	—	74,248	104,512	7.69%
New Benevis Topco, LLC (23)
Healthcare	Ordinary shares (2)(13)	—	—	—	10/2020	—	325,516	27,154	28,481
	Ordinary shares (3)(13)	—	—	—	10/2020	—	152,548	12,768	13,347
								39,922	41,828	3.08%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(13)	FIXED(Q)*	20.00%/PIK	20.00%	08/2018	—	22,803,214	22,803	20,646
	Preferred shares (3)(13)	FIXED(Q)*	20.00%/PIK	20.00%	08/2019	—	13,553,020	13,553	12,682
	Preferred shares (3)(13)	FIXED(Q)(18)*	19.00%/PIK	19.00%	06/2017	—	19,795,435	19,795	3,080
	Preferred shares (2)(13)	FIXED(Q)(18)*	13.50%/PIK	13.50%	01/2015	—	29,326,545	26,946	—
	Preferred shares (3)(13)	FIXED(Q)(18)*	13.50%/PIK	13.50%	01/2015	—	8,104,462	7,447	—
	Ordinary shares (2)(13)	—	—	—	01/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(13)	—	—	—	01/2015	—	1,993,749	532	—
								93,001	36,408	2.68%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(13)	—	—	—	10/2020	—	100	$11,155	$18,900	1.39%
NM YI, LLC
Net Lease	Membership interest (6)(13)	—	—	—	09/2019	—	—	6,272	9,960	0.73%
NM GP Holdco, LLC**
Net Lease	Membership interest (6)(13)	—	—	—	06/2018	—	—	850	322	0.02%
NHME Holdings Corp.(22)
Healthcare	Ordinary shares (3)(13)	—	—	—	11/2018	—	640,000	4,000	—	—%
Total Shares - United States								$501,848	$484,330	35.63%
Total Shares								$501,848	$484,330	35.63%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(13)	—	—	—	12/2020	06/2028	13,339	$—	$48,804	3.59%
NHME Holdings Corp. (22)
Healthcare	Warrants (3)(13)	—	—	—	11/2018	01/2033	160,000	1,000	—	—%
Total Warrants - United States								$1,000	$48,804	3.59%
Total Funded Investments								$679,587	$700,896	51.56%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(13)(16) - Undrawn	—	—	—	10/2020	12/2027	1,055	$—	$—	—%
Total Unfunded Debt Investments - United States								$—	$—	—%
Total Controlled Investments								$679,587	$700,896	51.56%
Total Investments								$3,101,924	$3,091,024	227.40%

(1)New Mountain Finance Corporation (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is held by New Mountain Finance Holdings, L.L.C.
(3)Investment is held by New Mountain Finance Corporation
(4)Investment is held by New Mountain Finance SBIC, L.P.
(5)Investment is held by New Mountain Finance SBIC II, L.P.
(6)Investment is held by New Mountain Net Lease Corporation.
(7)Investment is held by NMF Ancora Holdings, Inc.
(8)Investment is held by NMF Permian Holdings, LLC.
(9)Investment is held by NMF HB, Inc.
(10)Investment is held by NMF Pioneer, Inc.
(11)Investment is pledged as collateral for the NMFC Credit Facility, a revolving credit facility among the Company as the Borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, sole lead arranger, and sole book runner, and the lenders party thereto. See Note 7. Borrowings, for details
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

(12)Investment is pledged as collateral for the Holdings Credit Facility, a revolving credit facility among the Company, as the Collateral Manager, New Mountain Finance Holdings, L.L.C. as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent, and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian.. See Note 7. Borrowings, for details.
(13)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(14)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of December 31, 2024, the par value U.S. dollar equivalent of the Viper Bidco, Inc. first lien term loans is $15,057 and the Nelipak Holding Company first lien term loan, drawn revolver, undrawn delayed draw term loan and undrawn revolver is $17,109, $406 $6,638 and $833, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
(15)Par amount is denominated in United States Dollar unless otherwise noted, which may include British Pound ("£") and/or Euro ("€").
(16)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(17)Total Coupon is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest and dividends at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA) and Euro Interbank Offered Rate (EURIBOR) and which resets daily (D), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current coupon rate provided reflects the rate in effect as of December 31, 2024.
(18)Investment is on non-accrual status. See Note 3. Investments, for details.
(19)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $13,500 as of December 31, 2024. See Note 2. Summary of Significant Accounting Policies, for details.
(20)The Company holds preferred equity in Bamboo Health Intermediate Holdings, Inc.(fka Appriss Health Intermediate Holdings, Inc.) and holds a first lien term loan and a first lien revolver in Bamboo Health Holdings, LLC (fka Appriss Health, LLC), a wholly-owned subsidiary of Bamboo Health Intermediate Holdings, Inc.
(21)The Company holds ordinary shares and preferred equity in TVG-Edmentum Holdings, LLC, and subordinated notes in Edmentum Ultimate Holdings, LLC, a wholly-owned subsidiary of TVG-Edmentum Holdings, LLC.
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
(23)The Company holds ordinary shares in New Benevis Topco, LLC, and holds first lien last out term loans and subordinated notes in New Benevis Holdco Inc., a wholly-owned subsidiary of New Benevis Topco, LLC.
(24)The Company holds ordinary shares in AAC Lender Holdings, LLC and two first lien term loans, a first lien revolver and subordinated notes in American Achievement Corporation, a partially-owned subsidiary of AAC Lender Holdings, LLC.
(25)The Company holds investments in two wholly-owned subsidiaries of Diamond Parent Holdings Corp. The Company holds two first lien term loans, a first lien delayed draw and a first lien revolver in Diligent Corporation and preferred equity in Diligent Preferred Issuer Inc.
(26)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, two first lien delayed draws and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc.
(27)The Company holds ordinary shares in FS WhiteWater Holdings, LLC, and a first lien term loan, a first lien revolver, and three first lien delayed draws in FS WhiteWater Borrower, LLC, a partially-owned subsidiary of FS WhiteWater Holdings, LLC.
(28)The Company holds ordinary shares in Pioneer Topco I, L.P., and two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, a wholly-owned subsidiary of Pioneer Topco I, L.P.
(29)The Company holds ordinary shares in OA Topco, L.P., and three first lien term loans and a first lien revolver in OA Buyer, Inc., a wholly-owned subsidiary of OA Topco, L.P.
(30)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and two first lien delayed draws in Kaseya, Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I Inc.
(31)The Company holds ordinary shares in Eagle Infrastructure Super HoldCo, LLC and a first lien term loan in Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.), a wholly-owned subsidiary of Eagle Infrastructure Super Holdco, LLC.
(32)The Company holds ordinary shares in Ambrosia Holdco Corp. and two first lien term loans, a subordinated loan and a first lien delayed draw in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Holdco Corp.
(33)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

(34)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2024 and December 31, 2023 along with transactions during the year ended December 31, 2024 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.) / Eagle Infrastructure Super HoldCo, LLC	$17,873	$—	$(50)	$1,333	$19,156	$—	$1,432	$—	$—
Sierra Hamilton Holdings Corporation	2,000	—	—	—	2,000	—	—	—	—
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	113,786	16,409	—	(38,575)	91,620	—	3,659	5,843	250
Total Non-Controlled/Affiliated Investments	$133,659	$16,409	$(50)	$(37,242)	$112,776	$—	$5,091	$5,843	$250

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
(35)    Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of December 31, 2024 and December 31, 2023 along with transactions during the year ended December 31, 2024 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Haven Midstream LLC / Haven Midstream Holdings LLC / QID TRH Holdings LLC	$3,419	$—	$—	$(3,419)	$—	$4,981	$—	$—	$41
National HME, Inc./NHME Holdings Corp.	3,000	—	—	—	3,000	—	—	—	—
New Benevis Topco, LLC / New Benevis Holdco, Inc.	135,401	10,595	—	(5,894)	140,102	—	12,934	—	375
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	63,170	7,005	—	(7,099)	63,076	—	5,382	—	500
NM APP CANADA CORP	7	—	—	(7)	—	31	—	—	—
NM CLFX LP	11,731	—	(12,279)	548	—	(2,461)	—	24	845
NM NL Holdings, L.P.	96,071	—	(2,123)	10,564	104,512	(548)	—	8,116	181
NM GP Holdco, LLC	1,048	—	(11)	(715)	322	(3)	—	89	—
NM YI LLC	9,550	—	—	410	9,960	—	—	879	—
NMFC Senior Loan Program III LLC	140,000	20,000	—	—	160,000	—	—	23,304	—
NMFC Senior Loan Program IV LLC	112,400	—	—	—	112,400	—	—	16,228	—
UniTek Global Services, Inc.	91,999	9,577	—	5,948	107,524	—	3,133	6,446	1,450
Total Controlled Investments	$667,796	$47,177	$(14,413)	$336	$700,896	$2,000	$21,449	$55,086	$3,392

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
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2024, 14.6% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024

December 31, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	63.31%
Second lien	6.37%
Subordinated	3.30%
Structured Finance Obligations	0.10%
Equity and other	26.92%
Total investments	100.00%

December 31, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	27.44%
Healthcare	16.24%
Business Services	16.11%
Investment Funds (includes investments in joint ventures)	8.92%
Consumer Services	6.22%
Education	6.07%
Financial Services	4.07%
Distribution & Logistics	3.90%
Net Lease	3.71%
Packaging	2.20%
Energy	2.11%
Food & Beverage	1.37%
Business Products	0.72%
Consumer Products	0.62%
Specialty Chemicals & Materials	0.30%
Total investments	100.00%

December 31, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	86.62%
Fixed rates	13.38%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation
December 31, 2024
(in thousands, except share data)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through December 31, 2024, NMFC has raised approximately $1,034,550 in net proceeds from additional offerings of its common stock.
New Mountain Finance Advisers, L.L.C. (the “Investment Adviser”), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with over $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations.
The Company has established the following wholly-owned direct and indirect subsidiaries:
•New Mountain Finance Holdings, L.L.C. ("NMF Holdings") and New Mountain Finance DB, L.L.C. ("NMFDB"), whose assets are used to secure NMF Holdings’ credit facility and were used to secure NMFDB’s credit facility, until its termination on September 30, 2024, respectively;
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
Similar to the Company, the investment objective of SBIC I and SBIC II is to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of December 31, 2024, the Company’s top five industry concentrations were software, healthcare, business services, investment funds (which includes the Company's investments in its joint ventures) and consumer services.
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
The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments primarily include interest rate swaps. All derivative financial instruments are recognized as derivative assets at fair value or derivative liabilities at fair value, as applicable.

The Company has entered into an International Swaps and Derivatives Association, Inc. 2002 Master Agreement, (together with the Schedule and Credit Support Annex thereto and any transactions thereunder, the "ISDA Master Agreement"), on March 18, 2024, with a derivative counterparty (the “ISDA Counterparty”). The ISDA Master Agreement is a bilateral agreement between the Company and the ISDA Counterparty that governs over-the-counter derivatives, into which the Company enters for hedging purposes. The ISDA Master Agreement provides for, among other things, collateral posting terms and netting provisions in the event of certain specified defaults and/or termination events, including bankruptcy or insolvency of the counterparty. The ISDA Master Agreement also includes termination rights that permit the termination of outstanding transactions by the ISDA Counterparty in the event the Company fails to maintain sufficient asset levels, and by the Company in the event the ISDA Counterparty is downgraded below a specified minimum rating level. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties. The collateral terms of the ISDA Master Agreement provide for the bilateral posting of collateral in the form of cash or U.S. government securities for any outstanding exposure under the transactions. In the case of the Company, the agreement provides for the segregation of posted collateral at the Company’s custodian subject to a perfected security interest in favor of the ISDA Counterparty. Upon the close-out of the transactions outstanding under the ISDA Master Agreement following a default, the ISDA Master Agreement provides for a single net payment between the parties equal to the close-out replacement value of the terminated transactions, the right to offset receivables and payables with the same counterparty and/or the right to liquidate collateral.
Interest rate swaps are agreements to exchange interest payments based upon notional amounts and subject the Company to market risk associated with changes in interest rates and changes in interest rate volatility, as well as the credit risk that the counterparty will fail to perform. The Company designates all interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship. As a result, the change in fair value of the hedging instrument and hedged item are recorded in "Interest expense" and recognized as components of "Interest expense" in the Company’s Consolidated Statements of Operations. The fair value of the interest rate swap is included as a component of "Derivative asset at fair value" or "Derivative liability at fair value" on the Company’s Consolidated Statements of Assets and Liabilities. Derivative assets at fair value and derivative liabilities at fair value, including variation margin as applicable, are included in the "Net change due to hedging activity" line item in the operating section in the Company’s Consolidated Statements of Cash Flows.
The Company elected not to offset derivative assets and liabilities and cash collateral held with the same counterparty where it has a legally enforceable master netting agreement.
Refer to Note 4. Fair Value and Note 7. Borrowings for more information on derivative instruments and hedging activities.
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2024.
On March 30, 2020, an affiliate of the Investment Adviser purchased directly from NMNLC 105,030 shares of NMNLC’s common stock at a price of $107.73 per share, which represented the net asset value per share of NMNLC at the date of purchase, for an aggregate purchase price of approximately $11,315. Immediately thereafter, NMNLC redeemed 105,030 shares of its common stock held by NMFC in exchange for a promissory note with a principal amount of $11,315 and a 7.0% interest rate, which was repaid by NMNLC to NMFC on March 31, 2020. Effective July 1, 2024, NMNLC purchased 63,575 shares of NMNLC's common stock from an affiliate of the Investment Adviser at remaining original cost, a price of $73.39 per share, for an aggregate purchase price of approximately $4,666. Immediately thereafter, NMNLC sold 63,575 shares of its common stock to NMFC at remaining original cost, a price of $73.39 per share, for an aggregate purchase price of approximately $4,666.
Below is certain summarized property information for NMNLC as of December 31, 2024:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	December 31, 2024
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$104,834
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,960
					$114,794
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2024 and December 31, 2023, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $13,500 and $16,500, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2024 and December 31, 2023.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company recognized PIK and non-cash interest from investments of $36,870, $33,594 and $17,326, respectively, and PIK and non-cash dividends from investments of $31,575, $27,409 and $22,543, respectively.
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
The following table summarizes the current income tax expense, deferred income tax provision and total income tax provision, for the years ended ended December 31, 2024, December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2024	2023	2022
Current income tax expense	$262	$418	$825
Deferred income tax provision	2,114	1,344	8,474
Total income tax provision	$2,376	$1,762	$9,299
As of December 31, 2024 and December 31, 2023, the Company had $1,410 of deferred tax liabilities and $594 of deferred tax assets, respectively, primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") through December 31, 2024. The 2021 through 2024 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.
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
Stock repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On October 23, 2024, the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2025 or until $50,000 of its outstanding shares of common stock have been repurchased. During the years ended December 31, 2024 and December 31, 2023, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 outstanding shares of its common stock under the Repurchase Program.
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

Note 3. Investments
At December 31, 2024, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,970,251	$1,956,608
Second lien	211,449	197,050
Subordinated	113,928	102,034
Structured Finance Obligations	3,232	3,232
Equity and other	803,064	832,100
Total investments	$3,101,924	$3,091,024
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$857,673	$848,086
Healthcare	513,429	501,850
Business Services	508,536	497,954
Investment Funds (includes investments in joint ventures)	275,632	275,632
Consumer Services	192,052	192,340
Education	205,283	187,620
Financial Services	120,505	125,750
Distribution & Logistics	119,947	120,493
Net Lease	81,370	114,794
Packaging	68,200	68,093
Energy	68,114	65,076
Food & Beverage	38,840	42,450
Business Products	22,185	22,387
Consumer Products	20,769	19,101
Specialty Chemicals & Materials	9,389	9,398
Total investments	$3,101,924	$3,091,024

At December 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,709,247	$1,683,952
Second lien	472,930	424,513
Subordinated	100,236	90,948
Equity and other	755,795	811,909
Total investments	$3,038,208	$3,011,322

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$815,065	$809,401
Business Services	561,492	539,926
Healthcare	516,086	477,854
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	188,851	211,550
Consumer Services	192,796	192,501
Net Lease	95,782	118,407
Distribution & Logistics	118,212	110,721
Financial Services	104,330	105,138
Energy	61,108	65,170
Packaging	43,181	36,007
Specialty Chemicals & Materials	25,329	28,452
Business Products	22,630	22,628
Food & Beverage	20,370	22,055
Consumer Products	20,576	19,112
Total investments	$3,038,208	$3,011,322
During the second quarter of 2022, the Company placed its second lien position in National HME, Inc. ("National HME") on non-accrual status. As of December 31, 2024, the Company's second lien position in National HME had an aggregate cost basis of $7,871 and an aggregate fair value of $3,000 and total unearned income of $2,058 for the year ended. During the fourth quarter of 2022, the Company reversed $11,236 of previously recorded PIK interest in National HME and $1,500 of previously recorded other income in NHME Holdings Corp. as the Company believes this PIK interest and other income will ultimately not be collectible.
As of December 31, 2024, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $31,406, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an initial aggregate principal amount of $13,479 of its first lien term loans on non-accrual status. During the third quarter of 2023, the Company placed the remaining aggregate principal amount of $17,927 of its first lien term loans on non-accrual status. As of December 31, 2024, the Company's positions in AAC on non-accrual status had an aggregate cost basis of $31,370, an aggregate fair value of $17,999 and total unearned interest income of $5,004 for the year then ended.
During the first quarter of 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of December 31, 2024, the Company's junior preferred shares in UniTek had an aggregate cost basis of $34,393, an aggregate fair value of $0 and total unearned dividend income of $8,744 for the year then ended. During the third quarter of 2021, the Company placed an aggregate amount of $19,795 of its investment in the senior preferred shares of UniTek on non-accrual status. As of December 31, 2024, the Company's senior preferred shares in UniTek had an aggregate cost basis of $19,795, an aggregate fair value of approximately $3,080 and total unearned dividend income of approximately $6,749 for the year then ended.

During the second quarter of 2024, the Company placed its junior preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. As of December 31, 2024, the Company's junior preferred shares in Transcendia had an aggregate cost basis of $2,565, an aggregate fair value of $2,702 and total unearned interest income of $256 for the year then ended.
For a discussion of the Company's unfunded commitments, see Note 9. Commitments and Contingencies.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of December 31, 2024, the SPP Agreement had a cost basis of $14,500 and a fair value of $6,525, which is reflective of the higher inherent risk in this transaction.
NMFC Senior Loan Program III LLC
NMFC Senior Loan Program III LLC ("SLP III") was formed as a Delaware limited liability company and commenced operations on April 25, 2018. SLP III is structured as a private joint venture investment fund between the Company and SkyKnight Income II, LLC (“SkyKnight II”) and operates under a limited liability company agreement (the "SLP III Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP III, which has equal representation from the Company and SkyKnight II. SLP III had a five year investment period and will continue in existence until July 8, 2029. On July 3, 2024, the investment period was extended until July 8, 2027. The investment period may be extended for up to one year pursuant to certain terms of the SLP III Agreement.
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of December 31, 2024, the Company and SkyKnight II have committed and contributed $160,000 and $40,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2024 and December 31, 2023.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A. As of the amendment on July 3, 2024, the maturity date of SLP III's revolving credit facility was extended from January 8, 2026 to January 8, 2029, and the reinvestment period was extended from July 8, 2026 to July 8, 2027. As of the amendment on July 3, 2024, during the reinvestment period,the credit facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.65%, and after the reinvestment period it will bear interest at a rate of SOFR plus 1.95%. From June 23, 2023 to July 3, 2024, during the reinvestment period, the credit facility bore interest at a rate of the SOFR plus 1.80%, and after the reinvestment period it bore interest at a rate of SOFR plus 2.10%. Prior to the amendment on June 23, 2023, the facility bore interest at a rate of London Interbank Offered Rate ("LIBOR") plus 1.60% per annum during the reinvestment period and LIBOR plus 1.90% per annum after the reinvestment period. As of December 31, 2024, SLP III's revolving credit facility has a maximum borrowing capacity of $600,000. As of December 31, 2024 and December 31, 2023, SLP III had total investments with an aggregate fair value of approximately $715,096 and $636,560, respectively, and debt outstanding under its credit facility of $511,200 and $453,200, respectively. As of December 31, 2024 and December 31, 2023, none of SLP III's investments were on non-accrual.

Additionally, as of December 31, 2024 and December 31, 2023, SLP III had unfunded commitments in the form of delayed draws of $2,654 and $1,127, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
First lien investments (1)	$727,619	$657,208
Weighted average interest rate on first lien investments (2)	8.49%	9.79%
Number of portfolio companies in SLP III	90	87
Largest portfolio company investment (1)	$17,697	$17,883
Total of five largest portfolio company investments (1)	$80,215	$79,458

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2024:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	8.22%	12/2027	$2,352	$2,345	$2,318
AG Parent Holdings, LLC	Healthcare	SOFR(Q)	5.00%	9.78%	07/2026	7,218	7,208	6,821
AmSpec Parent, LLC	Energy	SOFR(Q)	4.25%	8.56%	12/2031	5,754	5,725	5,797
Ardonagh Midco 3 Limited	Financial Services	SOFR(Q)	3.75%	8.51%	02/2031	9,400	9,354	9,459
Ascensus Group Holdings, Inc.	Business Services	SOFR(M)	3.00%	7.36%	08/2028	2,787	2,778	2,815
AssuredPartners, Inc	Business Services	SOFR(M)	3.50%	7.86%	02/2031	1,955	1,953	1,962
Aston FinCo S.a r.l.	Software	SOFR(M)	4.25%	8.72%	10/2026	5,715	5,698	5,486
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.71%	08/2028	13,134	13,041	13,167
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	7.61%	02/2029	6,773	6,582	6,806
Bach Finance Limited	Education	SOFR(Q)	3.75%	8.26%	02/2031	2,123	2,118	2,143
Bayou Intermediate II, LLC	Healthcare	SOFR(Q)	4.50%	9.35%	08/2028	6,667	6,629	6,667
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.50%	7.86%	12/2028	8,921	8,863	8,981
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	8.21%	05/2028	7,800	7,780	7,859
BIFM CA Buyer Inc.	Business Services	SOFR(M)	3.75%	8.11%	05/2028	3,580	3,541	3,616
Boxer Parent Company Inc.	Software	SOFR(Q)	3.75%	8.34%	07/2031	15,321	15,284	15,470
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	4.25%	8.58%	05/2028	14,111	13,805	14,256
Brown Group Holding, LLC	Distribution & Logistics	SOFR(Q)	2.50%	6.86%	07/2031	2,697	2,648	2,708
BW Holding, Inc.	Packaging	SOFR(Q)	4.00%	8.66%	12/2028	2,742	2,592	2,453
Cardinal Parent, Inc.	Software	SOFR(Q)	4.50%	8.98%	11/2027	9,720	9,586	9,321
CE Intermediate I, LLC	Software	SOFR(M)	3.50%	8.05%	11/2028	10,700	10,654	10,761
Chrysaor Bidco S.a r.l.	Information Services	SOFR(Q)	3.50%	8.12%	07/2031	2,131	2,131	2,151
Cloudera, Inc.	Software	SOFR(M)	3.75%	8.21%	10/2028	12,495	12,333	12,514
CommerceHub, Inc.	Software	SOFR(Q)	6.25%	10.90%	12/2027	3,920	3,596	3,920
CommerceHub, Inc.	Software	SOFR(Q)	4.00%	8.80%	12/2027	6,881	6,823	6,540
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	8.47%	11/2028	4,653	4,638	4,554
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.25%	7.85%	02/2029	6,808	6,786	6,842
ConnectWise, LLC	Software	SOFR(Q)	3.50%	8.09%	09/2028	7,959	7,940	8,022
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	1.00% + 4.25%/PIK	9.68%	07/2029	8,876	8,737	8,055
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	8.22%	10/2028	2,560	2,552	2,257
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	9.33%	10/2029	9,806	9,444	9,455
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.50%	7.86%	07/2031	11,551	11,496	11,580
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.75%	8.22%	03/2028	10,288	10,258	10,406
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	8.95%	10/2029	9,449	9,012	9,517
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	8.73%	03/2028	15,289	15,019	14,611
EAB Global, Inc.	Education	SOFR(M)	3.25%	7.61%	08/2028	2,816	2,798	2,831
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	8.58%	04/2029	7,392	7,291	7,261
Eisner Advisory Group LLC	Financial Services	SOFR(M)	4.00%	8.36%	02/2031	8,632	8,571	8,745
eResearchTechnology, Inc.	Healthcare	SOFR(M)	4.00%	8.36%	02/2027	3,594	3,594	3,620
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	8.07%	03/2028	16,508	16,496	16,226
FNZ Group Entities Limited	Financial Services	SOFR(Q)	5.00%	9.55%	11/2031	10,255	10,050	10,037
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	8.60%	08/2028	14,209	14,104	13,925
Groundworks, LLC	Business Services	SOFR(M)	3.25%	7.65%	03/2031	259	257	260
Groundworks, LLC	Business Services	SOFR(M)	3.25%	7.65%	03/2031	8,787	8,738	8,846
Heartland Dental, LLC	Healthcare	SOFR(M)	4.50%	8.86%	04/2028	14,036	13,631	14,080
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	8.69%	11/2026	17,697	17,638	15,640
Higginbotham Insurance Agency, Inc.	Business Services	SOFR(M)	4.50%	8.86%	11/2028	8,896	8,856	8,897
HighTower Holding, LLC	Financial Services	SOFR(Q)	3.50%	8.07%	04/2028	4,682	4,656	4,707

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	9.71%	04/2029	$8,069	$7,856	$7,961
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.68%	08/2028	4,500	4,470	4,449
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(M)	3.00%	7.37%	03/2031	10,022	10,001	10,046
LI Group Holdings, Inc.	Software	SOFR(M)	3.50%	7.97%	03/2028	3,702	3,697	3,716
LSCS Holdings, Inc.	Healthcare	SOFR(M)	4.50%	8.97%	12/2028	11,973	11,883	12,070
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	3.50%	8.07%	11/2030	2,823	2,785	2,855
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	9.69%	05/2028	1,965	1,901	1,968
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	8.49%	05/2028	8,855	8,828	8,869
Maverick Bidco Inc.	Software	SOFR(Q)	4.25%	9.10%	05/2028	2,463	2,374	2,466
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(M)	3.50%	7.86%	05/2028	4,090	4,079	4,123
MED ParentCo, LP	Healthcare	SOFR(M)	3.50%	7.86%	04/2031	9,930	9,883	9,987
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	8.56%	05/2028	7,094	6,973	7,111
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	8.56%	12/2031	7,000	6,930	6,950
Nielsen Consumer Inc.	Business Services	SOFR(M)	4.75%	9.11%	03/2028	14,753	13,504	14,720
OMNIA Partners, LLC	Business Services	SOFR(Q)	2.75%	7.37%	07/2030	8,438	8,379	8,483
Osaic Holdings, Inc.	Financial Services	SOFR(M)	3.50%	7.86%	08/2028	11,568	11,452	11,627
Osmosis Buyer Limited	Consumer Products	SOFR(M)	3.50%	8.05%	07/2028	11,021	10,912	11,066
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	4.00%	8.59%	02/2029	1,695	1,692	1,712
Peraton Corp.	Federal Services	SOFR(M)	3.75%	8.21%	02/2028	4,103	4,093	3,830
Perforce Software, Inc.	Software	SOFR(M)	4.75%	9.11%	03/2031	6,597	6,570	6,509
Physician Partners, LLC	Healthcare	SOFR(Q)	4.00%	8.74%	12/2028	4,188	4,160	1,766
Plano Holdco, Inc.	Information Technology	SOFR(Q)	3.50%	7.83%	10/2031	4,625	4,602	4,694
Planview Parent, Inc.	Software	SOFR(Q)	3.50%	7.83%	12/2027	13,633	13,454	13,747
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.25%	7.58%	10/2030	13,642	13,403	13,748
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	3.00%	7.47%	03/2028	4,274	4,263	4,299
Pushpay USA Inc.	Software	SOFR(Q)	4.50%	8.83%	08/2031	3,120	3,090	3,147
Quartz Holding Company	Software	SOFR(M)	3.50%	7.86%	10/2028	9,084	9,044	9,129
RealPage, Inc.	Software	SOFR(Q)	3.00%	7.59%	04/2028	4,261	4,255	4,259
RealPage, Inc.	Software	SOFR(Q)	3.75%	8.08%	04/2028	5,000	4,975	5,028
RLG Holdings, LLC	Packaging	SOFR(M)	4.25%	8.72%	07/2028	5,668	5,652	5,613
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	8.97%	12/2027	6,274	6,203	6,274
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.25%	9.61%	12/2027	3,632	3,568	3,632
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	6.75%	11.34%	05/2027	2,540	2,539	2,540
Spring Education Group, Inc.	Education	SOFR(Q)	4.00%	8.33%	10/2030	12,225	12,093	12,315
Storable, Inc.	Software	SOFR(M)	3.50%	7.86%	04/2028	3,746	3,741	3,776
Summit Acquisition Inc.	Financial Services	SOFR(Q)	3.75%	8.08%	10/2031	6,000	5,971	6,000
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.19%	12/2027	15,400	15,331	14,122
Syndigo LLC	Software	SOFR(Q)	4.50%	9.28%	12/2027	14,674	14,622	14,720
Therapy Brands Holdings LLC	Healthcare	SOFR(M)	4.00%	8.47%	05/2028	4,016	4,005	3,414
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	8.58%	08/2028	8,506	8,485	8,506
TMF Sapphire Bidco B.V.	Business Services	SOFR(Q)	3.50%	8.09%	05/2028	2,640	2,600	2,657
TRC Companies LLC	Business Services	SOFR(M)	3.50%	7.97%	12/2028	13,884	13,836	14,018
UKG Inc.	Software	SOFR(Q)	3.00%	7.62%	02/2031	5,812	5,808	5,861
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	9.73%	10/2028	2,256	2,235	2,328
Valcour Packaging, LLC	Packaging	SOFR(M)	1.50% + 2.25%/PIK	8.35%	10/2028	3,105	3,105	2,738
Viant Medical Holdings, Inc.	Healthcare	SOFR(Q)	4.00%	8.59%	10/2031	7,100	7,065	7,188
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	4.75%	9.08%	07/2029	4,455	4,436	4,475
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	9.61%	07/2029	6,918	6,667	6,869

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	8.59%	10/2028	$14,109	$14,086	$13,597
Xplor T1, LLC	Software	SOFR(Q)	3.50%	7.83%	06/2031	5,587	5,560	5,651
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.25%	9.84%	02/2028	4,031	3,916	4,082
Total Funded Investments						$724,965	$716,661	$715,076
Unfunded Investments - First lien
AmSpec Parent, LLC	Energy	—	—	—	12/2026	$885	$(2)	$7
Chrysaor Bidco S.a r.l.	Information Services	—	—	—	07/2026	158	—	1
DG Investment Intermediate Holdings 2, Inc.	Business Services	—	—	—	03/2028	246	(1)	3
Groundworks, LLC	Business Services	—	—	—	03/2026	1,365	(4)	9
Total Unfunded Investments						$2,654	$(7)	$20
Total Investments						$727,619	$716,654	$715,096

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2024.
(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of directors does not determine the fair value of the investments held by SLP III.

The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2023:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	9.22%	12/2027	$2,376	$2,368	$2,261
AG Parent Holdings, LLC	Healthcare	SOFR(Q)	5.00%	10.65%	07/2026	7,294	7,279	7,174
Aretec Group, Inc. (fka RCS Capital Corporation)	Financial Services	SOFR(M)	4.50%	9.96%	08/2030	6,626	6,480	6,634
Artera Services, LLC	Distribution & Logistics	SOFR(Q)	3.50%	8.95%	03/2025	5,273	5,259	4,968
Ascensus Group Holdings, Inc.	Business Services	SOFR(M)	3.50%	8.97%	08/2028	2,817	2,806	2,817
AssuredPartners, Inc	Insurance Services	SOFR(M)	3.75%	9.22%	02/2027	1,975	1,921	1,986
Aston FinCo S.a r.l.	Software	SOFR(M)	4.25%	9.72%	10/2026	5,775	5,749	4,929
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	8.61%	02/2029	6,843	6,612	6,828
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	4.75%	10.11%	12/2028	7,458	7,390	7,490
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	9.21%	05/2028	962	955	956
Boxer Parent Company Inc.	Software	SOFR(M)	4.25%	9.60%	12/2028	11,883	11,764	11,992
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	5.00%	10.45%	05/2028	14,253	13,870	14,280
Brown Group Holding, LLC	Distribution & Logistics	SOFR(Q)	3.75%	9.13%	07/2029	3,989	3,905	4,006
Cardinal Parent, Inc.	Software	SOFR(Q)	4.50%	10.00%	11/2027	9,821	9,646	9,048
CE Intermediate I, LLC	Software	SOFR(Q)	3.50%	9.02%	11/2028	10,810	10,754	10,729
CentralSquare Technologies, LLC	Software	SOFR(Q)	3.75%	9.25%	08/2025	14,250	14,240	13,817
CHA Holdings, Inc.	Business Services	SOFR(M)	4.50%	10.15%	04/2025	947	947	947
Cloudera, Inc.	Software	SOFR(M)	3.75%	9.21%	10/2028	5,692	5,553	5,654
CommerceHub, Inc.	Software	SOFR(Q)	4.00%	9.54%	12/2027	5,658	5,641	5,378
CommerceHub, Inc.	Software	SOFR(Q)	6.25%	11.79%	12/2027	3,960	3,548	3,960
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	9.47%	11/2028	10,962	10,919	10,771
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.75%	9.10%	02/2029	6,878	6,851	6,878
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	5.25%	10.74%	09/2026	12,838	12,559	11,483
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	9.22%	10/2028	3,527	3,514	3,432
Covenant Surgical Partners, Inc.	Healthcare	SOFR(Q)	4.00%	9.38%	07/2026	9,583	9,545	7,539
Covenant Surgical Partners, Inc.	Healthcare	SOFR(Q)	4.00%	9.38%	07/2026	2,000	1,989	1,573
CRCI Longhorn Holdings, Inc.	Business Services	SOFR(M)	3.50%	8.96%	08/2025	14,213	14,194	14,261
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	10.35%	10/2029	9,905	9,483	9,909
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	4.50%	9.86%	12/2027	9,628	9,617	9,680
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.75%	9.22%	03/2028	7,313	7,293	7,263
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	9.77%	10/2029	7,029	6,538	6,943
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	9.75%	03/2028	15,448	15,105	14,550
EAB Global, Inc.	Education	SOFR(M)	3.50%	8.97%	08/2028	3,960	3,929	3,958
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	9.60%	04/2029	7,468	7,346	7,403
Eisner Advisory Group LLC	Financial Services	SOFR(M)	5.25%	10.72%	07/2028	2,190	2,113	2,195
eResearchTechnology, Inc.	Healthcare	SOFR(M)	4.50%	9.96%	02/2027	3,632	3,631	3,632
EyeCare Partners, LLC	Healthcare	SOFR(Q)	3.75%	9.39%	02/2027	12,210	12,202	6,114
Foundational Education Group, Inc.	Education	SOFR(Q)	4.25%	9.89%	08/2028	9,601	9,508	9,601
Groundworks, LLC	Consumer Services	SOFR(Q)	6.50%	11.90%	03/2030	1,432	1,395	1,419
Heartland Dental, LLC	Healthcare	SOFR(M)	5.00%	10.36%	04/2028	14,178	13,668	14,160
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	9.48%	11/2026	17,883	17,795	17,048
Higginbotham Insurance Agency, Inc.	Business Services	SOFR(M)	5.50%	10.96%	11/2028	8,987	8,938	8,987
HighTower Holding, LLC	Financial Services	SOFR(Q)	4.00%	9.64%	04/2028	4,729	4,697	4,720
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	10.71%	04/2029	8,151	7,898	8,009
Hub International Limited	Insurance Services	SOFR(Q)	4.25%	9.66%	06/2030	6,426	6,363	6,463
Hunter Holdco 3 Limited	Healthcare	SOFR(Q)	4.25%	9.70%	08/2028	3,000	2,978	2,998
Idera, Inc.	Software	SOFR(Q)	3.75%	9.28%	03/2028	15,642	15,633	15,584

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(Q)	4.25%	9.70%	06/2026	$11,811	$11,778	$11,841
LI Group Holdings, Inc.	Software	SOFR(M)	3.50%	8.97%	03/2028	3,749	3,743	3,763
LSCS Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.97%	12/2028	7,491	7,462	7,407
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	4.50%	9.13%	11/2030	2,837	2,795	2,856
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	9.28%	05/2028	3,920	3,907	3,875
Maverick Bidco Inc.	Software	SOFR(Q)	4.25%	9.89%	05/2028	2,488	2,377	2,463
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	10.47%	05/2028	1,985	1,904	1,962
Mavis Tire Express Services Topco Corp.	Retail	SOFR(M)	4.00%	9.47%	05/2028	4,131	4,118	4,144
MED ParentCo, LP	Healthcare	SOFR(M)	4.25%	9.72%	08/2026	12,458	12,407	12,361
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	9.61%	05/2028	3,558	3,479	3,505
Netsmart, Inc.	Healthcare	SOFR(M)	3.75%	9.22%	10/2027	3,900	3,900	3,913
Nielsen Consumer Inc.	Business Services	SOFR(M)	6.25%	11.61%	03/2028	14,925	13,402	14,639
OMNIA Partners, LLC	Business Services	SOFR(Q)	4.25%	9.63%	07/2030	5,919	5,862	5,960
Optiv Parent Inc.	Business Services	SOFR(Q)	5.25%	10.63%	07/2026	6,585	6,396	6,308
Osaic Holdings, Inc.	Financial Services	SOFR(M)	4.50%	9.86%	08/2028	9,650	9,559	9,693
Osmosis Buyer Limited	Food & Beverage	SOFR(M)	3.75%	9.09%	07/2028	2,494	2,457	2,499
Osmosis Buyer Limited	Food & Beverage	SOFR(M)	4.25%	9.60%	07/2028	2,405	2,333	2,418
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.75%	9.13%	02/2029	1,710	1,707	1,698
Peraton Corp.	Federal Services	SOFR(M)	3.75%	9.21%	02/2028	4,147	4,133	4,161
Physician Partners, LLC	Healthcare	SOFR(Q)	4.00%	9.53%	12/2028	4,231	4,197	4,010
Planview Parent, Inc.	Software	SOFR(Q)	4.00%	9.61%	12/2027	10,721	10,528	10,669
Premise Health Holding Corp.	Healthcare	SOFR(Q)	3.75%	9.25%	07/2025	7,328	7,319	7,200
Project Alpha Intermediate Holding, Inc.	Software	SOFR(M)	4.75%	10.11%	10/2030	13,745	13,474	13,859
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	5.75%	11.22%	03/2028	4,938	4,817	5,018
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	3.25%	8.72%	03/2028	4,308	4,293	4,310
RealPage, Inc.	Software	SOFR(M)	3.00%	8.47%	04/2028	4,305	4,298	4,288
Renaissance Holding Corp.	Education	SOFR(M)	4.75%	10.11%	04/2030	6,612	6,429	6,644
RLG Holdings, LLC	Packaging	SOFR(M)	4.25%	9.72%	07/2028	5,727	5,707	5,403
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	9.97%	12/2027	6,339	6,247	6,327
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.25%	10.61%	12/2027	3,669	3,586	3,669
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	2.50% + 4.25%/PIK	12.13%	05/2027	2,484	2,483	2,304
Snap One Holdings Corp.	Distribution & Logistics	SOFR(Q)	4.50%	10.00%	12/2028	6,556	6,506	6,425
Spring Education Group, Inc.	Education	SOFR(Q)	4.50%	9.85%	10/2030	12,349	12,198	12,390
Storable, Inc.	Software	SOFR(M)	3.50%	8.86%	04/2028	3,785	3,779	3,782
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.98%	12/2027	15,560	15,470	13,978
Syndigo LLC	Software	SOFR(M)	4.50%	9.97%	12/2027	14,588	14,519	14,588
Therapy Brands Holdings LLC	Software	SOFR(M)	4.00%	9.47%	05/2028	4,058	4,043	3,763
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.50%	10.04%	08/2028	6,560	6,535	6,475
TMF Sapphire Bidco B.V.	Business Services	SOFR(Q)	5.00%	10.41%	05/2028	2,667	2,616	2,685
TRC Companies LLC	Business Services	SOFR(M)	3.75%	9.22%	12/2028	13,525	13,470	13,548
UKG Inc.	Software	SOFR(Q)	4.50%	9.99%	05/2026	4,975	4,880	5,004
USI, Inc.	Financial Services	SOFR(Q)	3.00%	8.35%	11/2029	2,446	2,403	2,456
Valcour Packaging, LLC	Packaging	SOFR(M)	3.75%	9.21%	10/2028	4,459	4,449	3,552
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	10.60%	07/2029	5,237	4,944	5,045
Waystar Technologies, Inc.	Healthcare	SOFR(M)	4.00%	9.47%	10/2026	3,983	3,978	4,003

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	9.61%	04/2026	$7,743	$7,732	$7,772
Wrench Group LLC	Consumer Services	SOFR(Q)	4.50%	9.95%	04/2026	5,473	5,386	5,495
Zest Acquisition Corp.	Healthcare	SOFR(M)	5.50%	10.86%	02/2028	4,072	3,926	3,999
Total Funded Investments						$656,081	$646,319	$636,554
Unfunded Investments - First lien
Groundworks, LLC	Consumer Services	—	—	—	09/2024	$65	$(1)	$(1)
OMNIA Partners, LLC	Business Services	—	—	—	01/2024	556	(3)	4
Osmosis Buyer Limited	Food & Beverage	—	—	—	07/2028	506	—	3
Total Unfunded Investments						$1,127	$(4)	$6
Total Investments						$657,208	$646,315	$636,560

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

Below is certain summarized financial information for SLP III as of December 31, 2024 and December 31, 2023 and for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

Selected Balance Sheet Information:	December 31, 2024	December 31, 2023
Investments at fair value (cost of $716,654 and $646,315, respectively)	$715,096	$636,560
Cash and other assets	20,988	21,443
Receivable from unsettled securities sold	9,652	—
Total assets	$745,736	$658,003

Credit facility	$511,200	$453,200
Deferred financing costs (net of accumulated amortization of $6,515 and $5,650, respectively)	(3,692)	(943)
Payable for unsettled securities purchased	27,428	23,881
Distribution payable	7,625	6,672
Other liabilities	7,493	7,862
Total liabilities	550,054	490,672

Members' capital	$195,682	$167,331
Total liabilities and members' capital	$745,736	$658,003

	Year Ended December 31,
Selected Statement of Operations Information:	2024	2023	2022
Interest income	$65,979	$64,921	$41,382
Other income	235	502	774
Total investment income	66,214	65,423	42,156

Interest and other financing expenses	35,283	35,336	19,274
Other expenses	990	1,143	863
Net expenses	36,273	36,479	20,137
Net investment income	29,941	28,944	22,019

Net realized losses on investments	(5,656)	(2,663)	(247)
Net change in unrealized appreciation (depreciation) of investments	8,197	32,206	(42,366)
Net increase (decrease) in members' capital	$32,482	$58,487	$(20,594)
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company earned approximately $23,304, $20,038 and $17,485, respectively, of dividend income related to SLP III, which is included in dividend income. As of December 31, 2024 and December 31, 2023 approximately $6,100 and $5,338, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of December 31, 2024 and December 31, 2023, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2024 and December 31, 2023.
On May 5, 2021, SLP IV entered into a $370,000 revolving credit facility with Wells Fargo Bank, National Association which matures on March 27, 2029. As of the amendment on December 20, 2024, the facility bears interest at a rate of SOFR plus 1.50%. From March 27, 2024 to December 20, 2024, the facility bore interest at a rate of SOFR plus 1.90%. From April 28, 2023 to March 27, 2024, the facility bore interest at a rate of SOFR plus 1.70%. Prior to the amendment on April 28, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum. As of December 31, 2024 and December 31, 2023, SLP IV had total investments with an aggregate fair value of approximately $469,326 and $467,886, respectively, and debt outstanding under its credit facility of $334,437 and $306,537, respectively. As of December 31, 2024, none of SLP IV’s investments were on non-accrual. Additionally, as of December 31, 2024 and December 31, 2023, SLP IV had unfunded commitments in the form of delayed draws of $1,212 and $792, respectively.

Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
First lien investments (1)	$481,040	$482,776
Weighted average interest rate on first lien investments (2)	8.54%	9.81%
Number of portfolio companies in SLP IV	79	78
Largest portfolio company investment (1)	$17,933	$17,400
Total of five largest portfolio company investments (1)	$62,752	$67,838

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of December 31, 2024:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADG, LLC	Healthcare	SOFR(Q)	1.00% + 3.00%/PIK	8.48%	09/2026	$17,933	$17,928	$15,544
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	8.22%	12/2027	1,814	1,809	1,788
AmSpec Parent, LLC	Energy	SOFR(Q)	4.25%	8.56%	12/2031	2,986	2,971	3,009
Ascensus Group Holdings, Inc.	Business Services	SOFR(M)	3.00%	7.36%	08/2028	4,127	4,115	4,168
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.71%	08/2028	9,692	9,623	9,716
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	7.61%	02/2029	2,349	2,342	2,361
Bach Finance Limited	Education	SOFR(Q)	3.75%	8.26%	02/2031	1,607	1,603	1,621
Barracuda Parent, LLC	Software	SOFR(Q)	4.50%	9.09%	08/2029	4,900	4,793	4,551
Bayou Intermediate II, LLC	Healthcare	SOFR(Q)	4.50%	9.35%	08/2028	8,853	8,820	8,853
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.50%	7.86%	12/2028	5,299	5,264	5,334
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	8.21%	05/2028	745	743	751
BIFM CA Buyer Inc.	Business Services	SOFR(M)	3.75%	8.11%	05/2028	2,709	2,679	2,736
Bleriot US Bidco Inc.	Federal Services	SOFR(Q)	2.75%	7.08%	10/2030	3,861	3,846	3,885
Boxer Parent Company Inc.	Software	SOFR(Q)	3.75%	8.34%	07/2031	10,440	10,415	10,541
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	4.25%	8.58%	05/2028	4,350	4,255	4,394
BW Holding, Inc.	Packaging	SOFR(Q)	4.00%	8.66%	12/2028	2,024	1,913	1,810
CE Intermediate I, LLC	Software	SOFR(M)	3.50%	8.05%	11/2028	8,013	7,978	8,058
Chrysaor Bidco S.a r.l.	Information Services	SOFR(Q)	3.50%	8.12%	07/2031	1,573	1,573	1,588
Cloudera, Inc.	Software	SOFR(M)	3.75%	8.21%	10/2028	9,322	9,199	9,336
CommerceHub, Inc.	Software	SOFR(Q)	6.25%	10.90%	12/2027	539	539	539
CommerceHub, Inc.	Software	SOFR(Q)	4.00%	8.80%	12/2027	4,067	3,926	3,866
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	8.47%	11/2028	3,115	3,104	3,048
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.25%	7.85%	02/2029	6,808	6,786	6,842
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	1.00% + 4.25%/PIK	9.68%	07/2029	3,414	3,360	3,098
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	8.22%	10/2028	1,828	1,823	1,612
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	9.33%	10/2029	6,589	6,442	6,354
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.50%	7.86%	07/2031	10,480	10,431	10,507
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	8.95%	10/2029	5,788	5,461	5,830
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	8.73%	03/2028	9,674	9,604	9,245
EAB Global, Inc.	Education	SOFR(M)	3.25%	7.61%	08/2028	995	990	1,000
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	8.58%	04/2029	7,405	7,312	7,273
Eisner Advisory Group LLC	Financial Services	SOFR(M)	4.00%	8.36%	02/2031	5,026	4,980	5,092
eResearchTechnology, Inc.	Healthcare	SOFR(M)	4.00%	8.36%	02/2027	2,167	2,160	2,183
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	8.07%	03/2028	10,056	10,012	9,885
FNZ Group Entities Limited	Financial Services	SOFR(Q)	5.00%	9.55%	11/2031	7,270	7,126	7,116
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	8.60%	08/2028	11,044	10,939	10,823
Groundworks, LLC	Business Services	SOFR(M)	3.25%	7.65%	03/2031	121	121	122
Groundworks, LLC	Business Services	SOFR(M)	3.25%	7.65%	03/2031	4,103	4,065	4,130
Heartland Dental, LLC	Healthcare	SOFR(M)	4.50%	8.86%	04/2028	10,011	9,795	10,042
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	8.69%	11/2026	9,607	9,593	8,490
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	9.71%	04/2029	6,246	6,083	6,163
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.68%	08/2028	3,949	3,926	3,905
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(M)	3.00%	7.37%	03/2031	4,560	4,549	4,571
LSCS Holdings, Inc.	Healthcare	SOFR(M)	4.50%	8.97%	12/2028	9,774	9,721	9,853
Mandolin Technology Intermediate Holdings, Inc.	Software	SOFR(Q)	3.75%	8.23%	07/2028	9,700	9,672	7,954

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	3.50%	8.07%	11/2030	$2,029	$2,002	$2,052
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	9.69%	05/2028	1,965	1,900	1,968
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	8.49%	05/2028	7,761	7,739	7,773
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(M)	3.50%	7.86%	05/2028	8,180	8,158	8,246
MED ParentCo, LP	Healthcare	SOFR(M)	3.50%	7.86%	04/2031	7,327	7,293	7,370
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	8.56%	12/2031	3,000	2,970	2,979
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	8.56%	05/2028	6,095	5,989	6,110
Nielsen Consumer Inc.	Business Services	SOFR(M)	4.75%	9.11%	03/2028	9,836	9,009	9,813
OMNIA Partners, LLC	Business Services	SOFR(Q)	2.75%	7.37%	07/2030	4,970	4,928	4,997
Osaic Holdings, Inc.	Financial Services	SOFR(M)	3.50%	7.86%	08/2028	11,432	11,344	11,490
Osmosis Buyer Limited	Consumer Products	SOFR(M)	3.50%	8.05%	07/2028	8,828	8,742	8,864
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	4.00%	8.59%	02/2029	1,307	1,305	1,321
Perforce Software, Inc.	Software	SOFR(M)	4.75%	9.11%	03/2031	4,868	4,848	4,803
Physician Partners, LLC	Healthcare	SOFR(Q)	4.00%	8.74%	12/2028	3,165	3,144	1,334
Planview Parent, Inc.	Software	SOFR(Q)	3.50%	7.83%	12/2027	2,993	2,985	3,018
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.25%	7.58%	10/2030	9,806	9,633	9,882
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	3.00%	7.47%	03/2028	4,975	4,955	5,004
Quartz Holding Company	Software	SOFR(M)	3.50%	7.86%	10/2028	6,874	6,845	6,909
RealPage, Inc.	Software	SOFR(Q)	3.00%	7.59%	04/2028	1,357	1,354	1,357
RealPage, Inc.	Software	SOFR(Q)	3.75%	8.08%	04/2028	2,000	1,990	2,011
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	8.97%	12/2027	7,287	7,268	7,287
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	6.75%	11.34%	05/2027	4,450	4,445	4,450
Spring Education Group, Inc.	Education	SOFR(Q)	4.00%	8.33%	10/2030	9,431	9,327	9,500
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	5.25%	10.03%	07/2026	3,984	3,892	3,941
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	7.25%	12.03%	07/2026	2,248	2,205	2,248
Storable, Inc.	Software	SOFR(M)	3.50%	7.86%	04/2028	3,880	3,867	3,911
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.19%	12/2027	3,688	3,683	3,382
Syndigo LLC	Software	SOFR(Q)	4.50%	9.28%	12/2027	9,798	9,788	9,828
Therapy Brands Holdings LLC	Healthcare	SOFR(M)	4.00%	8.47%	05/2028	5,908	5,891	5,021
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	8.58%	08/2028	5,648	5,634	5,648
TRC Companies LLC	Business Services	SOFR(M)	3.50%	7.97%	12/2028	9,973	9,939	10,070
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	9.73%	10/2028	1,641	1,625	1,693
Valcour Packaging, LLC	Packaging	SOFR(M)	1.50% + 2.25%/PIK	8.35%	10/2028	2,258	2,258	1,992
Viant Medical Holdings, Inc.	Healthcare	SOFR(Q)	4.00%	8.59%	10/2031	2,500	2,488	2,531
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	4.75%	9.08%	07/2029	3,372	3,357	3,387
VT Topco, Inc.	Business Services	SOFR(Q)	3.00%	7.33%	08/2030	5,724	5,675	5,771
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	9.61%	07/2029	3,999	3,807	3,971
Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	8.59%	10/2028	9,300	9,273	8,963
Xplor T1, LLC	Software	SOFR(Q)	3.50%	7.83%	06/2031	4,065	4,046	4,112
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.25%	9.84%	02/2028	3,110	3,032	3,149
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	10.27%	03/2028	9,725	9,609	9,489
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	10.27%	03/2028	2,138	2,112	2,086
Total Funded Investments						$479,828	$474,743	$469,318
Unfunded Investments - First lien
AmSpec Parent, LLC	Energy	—	—	—	12/2026	$459	$(1)	$3
Chrysaor Bidco S.a r.l.	Information Services	—	—	—	07/2026	116	—	1
Groundworks, LLC	Business Services	—	—	—	03/2026	637	(4)	4
Total Unfunded Investments						$1,212	$(5)	$8
Total Investments						$481,040	$474,738	$469,326

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2024.
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

Below is certain summarized consolidated financial information for SLP IV as of December 31, 2024 and December 31, 2023 and for the year ended December 31, 2024, December 31, 2023 and December 31, 2022:

Selected Consolidated Balance Sheet Information:	December 31, 2024	December 31, 2023
Investments at fair value (cost of $474,738 and $476,017, respectively)	$469,326	$467,886
Cash and other assets	15,401	16,227
Receivable from unsettled securities sold	7,232	1,445
Total assets	$491,959	$485,558

Credit facility	$334,437	$306,537
Deferred financing costs (net of accumulated amortization of $2,616 and $1,599, respectively)	(3,088)	(1,414)
Payable for unsettled securities purchased	13,485	31,322
Distribution payable	5,184	5,220
Other liabilities	6,090	6,676
Total liabilities	356,108	348,341

Members' capital	$135,851	$137,217
Total liabilities and members' capital	$491,959	$485,558

Selected Consolidated Statement of Operations Information:	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest income	$47,199	$48,082	$31,017
Other income	109	498	561
Total investment income	47,308	48,580	31,578

Interest and other financing expenses	25,321	24,860	13,580
Other expenses	834	958	757
Total expenses	26,155	25,818	14,337
Net investment income	21,153	22,762	17,241

Net realized losses on investments	(4,592)	(1,857)	(164)
Net change in unrealized appreciation (depreciation) of investments	2,719	22,982	(31,018)
Net increase (decrease) in members' capital	$19,280	$43,887	$(13,941)
For the year ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company earned approximately $16,228, $15,483 and $13,173 of dividend income related to SLP IV, respectively, which is included in dividend income. As of December 31, 2024 and December 31, 2023, approximately $4,075 and $4,103, respectively of dividend income related to SLP IV was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rules 3-09 and 4-08(g), the Company evaluates its unconsolidated controlled portfolio companies to determine if any are "significant subsidiaries." This determination is made based upon an analysis performed, pursuant to which the Company must determine if any of its portfolio companies are considered a "significant subsidiary" as defined by Rule 1-02(w) of Regulation S-X under this rule. As of December 31, 2024, SLP III is considered a significant unconsolidated subsidiary under Regulation S-X Rules 3-09 and 4-08(g). Based on the requirements under Regulation S-X Rule 3-09, separate audited financial statements of SLP III are included in Item 15(b) Exhibits of this Annual Report Form 10-K for the year ended December 31, 2024, which includes the Statement of Assets, Liabilities and Members' Capital as of December 31, 2024 and December 31, 2023 and the Statement of Operations for the years ending December 31, 2024, December 31, 2023 and December 31, 2022.
Investment Risk Factors—First and second lien debt that the Company invests in is almost entirely rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as "leveraged loans", "high yield" or "junk" debt investments, and may be considered "high risk" compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the net asset value and income distributions of the Company. In addition, some of the Company's debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these securities. This illiquidity may make it more difficult to value the investments.
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,956,608	$—	$53,998	$1,902,610
Second lien	197,050	—	46,716	150,334
Subordinated	102,034	—	—	102,034
Structured Finance Obligations	3,232	—	3,232	—
Equity and other	832,100	—	—	832,100
Total investments	$3,091,024	$—	$103,946	$2,987,078
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$1,683,952	$—	$46,063	$1,637,889
Second lien	424,513	—	18,333	406,180
Subordinated	90,948	—	8,077	82,871
Equity and other	811,909	—	—	811,909
Total investments	$3,011,322	$—	$72,473	$2,938,849
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2023	$2,938,849	$1,637,889	$406,180	$82,871	$811,909
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(46,487)	(13,477)	(35,085)	3	2,072
Net change in unrealized appreciation (depreciation) of investments	28,410	15,927	41,203	(1,607)	(27,113)
Purchases, including capitalized PIK and revolver fundings(1)	848,075	750,811	5,555	21,059	70,650
Proceeds from sales and paydowns of investments(1)	(785,213)	(516,980)	(242,523)	(292)	(25,418)
Transfers into Level III(2)	28,440	28,440	—	—	—
Transfers out of Level III(2)	(24,996)	—	(24,996)	—	—
Fair value, December 31, 2024	$2,987,078	$1,902,610	$150,334	$102,034	$832,100
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(23,320)	$1,670	$1,135	$(1,607)	$(24,518)

(1)Includes non-cash reorganizations and restructurings.
(2)As of December 31, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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

(1)Includes non-cash reorganizations and restructurings
(2)As of December 31, 2023, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Level I, II or III during the years ended December 31, 2024 and December 31, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2024 were as follows:

				Range
Type	Fair Value as of December 31, 2024	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,884,611	Market & income approach	EBITDA multiple	6.0x	35.0x	14.8x
			Revenue multiple	3.0x	19.5x	6.9x
			Discount rate	6.8%	22.1%	9.8%
	17,999	Other	N/A(2)	N/A	N/A	N/A
Second lien	144,003	Market & income approach	EBITDA multiple	7.0x	20.0x	15.2x
			Discount rate	10.1%	20.6%	12.2%
	6,331	Other	N/A(2)	N/A	N/A	N/A
Subordinated	102,034	Market & income approach	EBITDA multiple	8.0x	21.0x	15.4x
			Discount rate	12.5%	25.9%	16.8%
Equity and other	422,851	Market & income approach	EBITDA multiple	5.5x	26.5x	12.8x
			Revenue multiple	9.0x	19.5x	14.1x
			Discount rate	8.2%	44.6%	8.9%
	387,194	Income approach	Discount rate	6.4%	12.2%	9.9%
	22,055	Other	N/A(2)	N/A	N/A	N/A
	$2,987,078

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

The carrying value of the collateralized agreement approximates fair value as of December 31, 2024 and is considered a Level III investment. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
The 2021A Unsecured Notes, 2022A Unsecured Notes, SBA-guaranteed debentures, Holdings Credit Facility and NMFC Credit Facility are considered Level III investments. The fair value of the 2022 Convertible Notes, the 8.250% Unsecured Notes, the 6.875% Unsecured Notes and the 6.200% Unsecured Notes are based on quoted prices and are considered Level II investments. See Note 7. Borrowings, for details.
The following are the principal amounts and fair values of the Company’s borrowings as of December 31, 2024 and December 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings or market quotes, if available.

	As of
	December 31, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
Unsecured Notes	$990,000	$991,624	$506,500	$490,200
SBA-guaranteed debentures	300,000	270,548	300,000	259,811
Holdings Credit Facility	294,363	298,435	515,063	511,511
Convertible Notes	260,000	261,811	260,000	264,706
NMFC Credit Facility (1)	27,944	26,812	36,813	36,507
DB Credit Facility(2)	—	—	186,400	184,506
NMNLC Credit Facility II(3)	—	—	2,853	2,846
Total Borrowings	$1,872,307	$1,849,230	$1,807,629	$1,750,087

(1)     As of December 31, 2024, the principal amount of the NMFC Credit Facility was $27,944, which included €16,512 denominated in EUR and £8,666 denominated in GBP that has been converted to U.S. dollars. As of December 31, 2024, the fair value of the NMFC Credit Facility was $26,812, which included €15,379 denominated in EUR and £8,700 denominated in GBP that has been converted to U.S. dollars. As of December 31, 2023, the principal amount of the NMFC Credit Facility was $36,813, which included £22,850 denominated in GBP and €700 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2023, the fair value of the NMFC Credit Facility was $36,507, which included £22,660 denominated in GBP and €694 denominated in EUR that has been converted to U.S. dollars.
(2)     On September 30, 2024, the Company repaid all amounts outstanding under the DB Credit Facility, including outstanding borrowings and accrued interest, and terminated the DB Credit Facility.
(3)     On November 14, 2024, NMNLC and NM CLFX LP repaid all amounts outstanding under the NMNLC Credit Facility II, including outstanding borrowings and accrued interest, and terminated the NMNLC Credit Facility II on November 22, 2024.

The following table summarizes the notional amounts and fair values of the Company's derivative instruments as of December 31, 2024. The Company's derivative instruments are considered Level II investments.

	As of December 31, 2024
	Notional Amount	Fair Value
		Asset	Liability
Derivatives in fair value hedging relationships:
Interest rate swaps	$600,000	$—	$(7,423)
Total derivatives designated as hedging instruments	$600,000	$—	$(7,423)
Total derivatives	$600,000	$—	$(7,423)
Total net derivatives(1)	$600,000	$—	$(7,423)

(1)As of December 31, 2024, the Company had net derivative liabilities at fair value subject to such enforceable master netting arrangement in the amount of $7,423 and a collateral balance of $3,230, included in "Payable to broker" on the Consolidated Statements of Assets and Liabilities. If the Company had elected to offset, the net amount would be $0.

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
Note 5. Agreements
The Company entered into an investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser, which was most recently re-approved by the Company's board of directors on January 29, 2025, at an in-person meeting, for a period of 12 months commencing on March 1, 2025. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee. On November 1, 2021, the Company entered into Amendment No. 1 to the Investment Management Agreement (“Amendment No. 1”). As described below, the sole purpose of Amendment No. 1 was to reduce the base management fee from 1.75% of the Company’s gross assets to 1.4% of the Company’s gross assets. On January 29, 2025, the Company entered into Amendment No. 2 to the Investment Management Agreement ("Amendment No. 2"), the sole purpose of which was to reduce the base management fee from 1.4% of the Company's gross assets to 1.25% of the Company's gross assets.
Pursuant to Amendment No. 1, prior to January 29, 2025, the base management fee was calculated at an annual rate of 1.4% of the Company's gross assets, which equals the Company's total assets on the Consolidated Statements of Assets and Liabilities, less cash and cash equivalents. Pursuant to Amendment No. 2, as of January 29, 2025, the base management fee is calculated at an annual rate of 1.25% of the Company's gross assets. The base management fee is payable quarterly in arrears, and is calculated based on the average value of the Company's gross assets, which equals the Company's total assets, as determined in accordance with GAAP, less cash and cash equivalents at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter. To the extent the Company invests in derivatives, the Company uses the actual value of the derivatives, as reported on the Consolidated Statements of Assets and Liabilities, for purposes of calculating its base management fee.
The Company entered into a fee waiver agreement, dated March 31, 2021, as subsequently amended on November 2, 2021 and August 3, 2023, pursuant to which, effective as of and for the quarter ended March 31, 2021 through the quarter ended December 31, 2024, the Investment Adviser waived base management fees in order to reach a target base management fee of 1.25% on gross assets. Following the expiration of the Fee Waiver Agreement, the Investment Adviser agreed to waive an amount of the base management fee that it may have been entitled to under the Investment Advisory Agreement for the period of January 1, 2025 through January 28, 2025, that would be in excess of an annual rate of 1.25% of the Company's gross assets. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, management fees waived were approximately $3,739, $4,117 and $4,402, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company's “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of December 31, 2024), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022 no incentive fees were waived by the Investment Adviser.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

	Year Ended December 31,
	2024	2023	2022
Management fee	$45,522	$45,610	$46,617
Less: management fee waiver	(3,739)	(4,117)	(4,402)
Total management fee	41,783	41,493	42,215
Incentive fee, excluding accrued capital gains incentive fees	$36,385	$38,303	$29,901
Accrued capital gains incentive fees(1)	$—	$—	$—

(1)As of December 31, 2024, December 31, 2023 and December 31, 2022, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the board of directors on January 29, 2025 for a period of 12 months commencing on March 1, 2025. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, approximately $2,428, $2,341 and $2,459, respectively, of indirect administrative expenses were included in administrative expenses of which $0, $0 and $238, respectively, were waived by the Administrator. As of December 31, 2024 and December 31, 2023, $580 and $682, respectively, of indirect administrative expenses were included in payable to affiliates. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the reimbursement to the Administrator represented approximately 0.07%, 0.07% and 0.07%, respectively, of the Company's gross assets.
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
The Company has entered into the Fee Waiver Agreement with the Investment Adviser, pursuant to which the Investment Adviser originally agreed to voluntarily reduce the base management fees payable to the Investment Adviser by the Company under the Investment Management Agreement beginning with the quarter ended March 31, 2021 through the quarter ended December 31, 2022. Subsequently, the Company and the Investment Adviser extended the term of the Fee Waiver Agreement to be effective through the quarter ended December 31, 2024. See Note 5. Agreements, for details.
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
On March 30, 2020, an affiliate of the Investment Adviser purchased directly from NMNLC 105,030 shares of NMNLC’s common stock at a price of $107.73 per share, which represented the net asset value per share of NMNLC at the date of purchase, for an aggregate purchase price of approximately $11,315. Immediately thereafter, NMNLC redeemed 105,030 shares of its common stock held by the Company in exchange for a promissory note with a principal amount of $11,315 and a 7.0% interest rate, which was repaid by NMNLC to the Company on March 31, 2020. Effective July 1, 2024, NMNLC purchased 63,575 shares of NMNLC's common stock from an affiliate of the Investment Adviser at remaining original cost, a price of $73.39 per share, for an aggregate purchase price of approximately $4,666. Immediately thereafter, NMNLC sold the 63,575 shares of its common stock to NMFC at remaining original cost, a price of $73.39 per share, for an aggregate purchase price of approximately $4,666.
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
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to the Company from 200.0% to 150.0% as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude the SBA-guaranteed debentures issued by SBIC I and SBIC II from the definition of "senior security" for the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes (as defined below) and certain of the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of December 31, 2024, the Company’s asset coverage ratio was 186.70%.
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
As of December 31, 2024, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 35.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on July 29, 2024, the Holdings Credit Facility bears interest at a rate of SOFR plus 2.15% per annum for Broadly Syndicated Loans (as defined in the Eleventh Amendment to the Loan and Security Agreement). From October 26, 2023 to July 28, 2024, the Holdings Credit Facility bore interest at a rate of SOFR plus 2.50% for Broadly Syndicated Loans (as defined in the Eighth Amendment to the Loan and Security Agreement). From April 28, 2023 to October 25, 2023, the Holdings Credit Facility bore interest at a rate of SOFR plus 1.70% for Broadly Syndicated Loans (as defined in the Seventh Amendment to the Loan and Security Agreement) and SOFR plus 2.20% per annum for all other investments. From April 20, 2021 to April 27, 2023, the Holdings Credit Facility bore interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the Fifth Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Twelfth Amendment to the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

	Year Ended December 31,
	2024	2023	2022
Interest expense	$28,154	$41,176	$22,542
Non-usage fee	$1,856	$760	$743
Amortization of financing costs	$2,322	$1,912	$2,956
Weighted average interest rate	7.5%	7.0%	3.9%
Effective interest rate	8.8%	7.6%	4.5%
Average debt outstanding	$369,292	$577,759	$581,367
As of December 31, 2024, December 31, 2023 and December 31, 2022, the outstanding balance on the Holdings Credit Facility was $294,363, $515,063 and $618,963, respectively, and NMF Holdings was in compliance with the applicable covenants of the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Second Amended and Restated Senior Secured Revolving Credit Agreement, (as amended from time to time, and together with the related guarantee and security agreement, the "RCA"), dated September 30, 2024, among the Company, as the Borrower, Sumitomo Mitsui Banking Corporation, as the Administrative Agent, and the Lenders, as outlined in the RCA (the "NMFC Credit Facility"), is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of the Company's domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. As of the amendment and restatement on September 30, 2024, the maturity date of the NMFC Credit Facility is June 4, 2026 for Non-Extending Lenders and September 28, 2029 for Extending Lenders (as defined in the RCA).
As of the amendment and restatement on September 30, 2024, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $638,500 of which $527,100 has been committed by Extending Lenders and $111,400 has been committed by Non-Extending Lenders. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.

As of the amendment and restatement on September 30, 2024, the NMFC Credit Facility generally bears interest at a rate of SOFR or SONIA, plus any applicable credit spread adjustment or EURIBOR plus any applicable credit spread adjustment plus 1.90% per annum for Extending Lenders and 2.10% per annum for Non-Extending Lenders, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). From June 29, 2023 to September 29, 2024, the NMFC Credit Facility bore interest at a rate of SOFR plus any applicable credit spread adjustment, SONIA or EURIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.375% per annum. From June 4, 2021 to June 28, 2023, the NMFC Credit Facility generally bore interest at a rate of LIBOR, SONIA or EURIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.375% per annum. As of the amendment on June 5, 2024, the Canadian Dollar Offered Rate was replaced with the Canadian Overnight Repo Rate Average term rate plus a credit spread adjustment as a benchmark rate for certain assets
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

	Year Ended December 31,
	2024	2023	2022
Interest expense	$5,174	$7,380	$4,608
Non-usage fee	$900	$363	$247
Amortization of financing costs	$348	$216	$229
Weighted average interest rate	7.0%	7.1%	3.5%
Effective interest rate	8.7%	7.7%	3.8%
Average debt outstanding	$74,245	$103,244	$133,053
As of December 31, 2024, the outstanding balance on the NMFC Credit Facility was $27,944, which included €16,512 denominated in Euro ("EUR") and £8,666 denominated in British Pound Sterling ("GBP") that has been converted to U.S. dollars. As of December 31, 2023, the outstanding balance on the NMFC Credit Facility was $36,813, which included £22,850 denominated in GBP and €700 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2022, the outstanding balance on the NMFC Credit Facility was $40,359, which included £22,850 denominated in GBP and €700 denominated in EUR that has been converted to U.S. dollars. NMFC was in compliance with the applicable covenants of the NMFC Credit Facility on such dates.
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
As of the amendment on October 31, 2023, the Unsecured Management Company Revolver bears interest at the Applicable Federal Rate. As of December 17, 2021 through the amendment on October 31, 2023, the Unsecured Management Company Revolver bore interest at a rate of 4.00% per annum. On October 31, 2023, the Company entered into a Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amount of revolving borrowings available thereunder from $50,000 to $100,000. As of December 31, 2024, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $100,000 and no borrowings were outstanding. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, amortization of financing costs were $7, $2 and $14, respectively.
DB Credit Facility—The Loan Financing and Servicing Agreement (the "LFSA") dated December 14, 2018 and as amended from time to time, among NMFDB as the borrower, Deutsche Bank AG, New York Branch ("Deutsche Bank") as the facility agent, Lender and other agent from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian (the "DB Credit Facility"), was structured as a secured revolving credit facility. As of the amendment on October 31, 2023, the maturity date of the DB Credit Facility was March 25, 2027. On September 30, 2024, the Company repaid all amounts outstanding under the DB Credit Facility, including outstanding borrowings and accrued interest, and terminated the DB Credit Facility.
Prior to its termination on September 30, 2024, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company was permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility was non-recourse to the Company and was collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility were capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contained certain customary affirmative and negative covenants and events of default. The covenants were generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
The advances under the DB Credit Facility accrued interest at a per annum rate equal to the Applicable Margin plus the lender's Cost of Funds Rate. As of the amendment on October 31, 2023, the Applicable Margin was equal to 2.55% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and would have been increased by 2.00% per annum during an Event of Default. From June 29, 2023 to October 30, 2023, the Applicable Margin was 2.61% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and then would have been increased by 2.00% per annum during an Event of Default. From March 25, 2021 to June 29, 2023, the Applicable Margin was equal to 2.35% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and then would have been increased by 2.00% during an Event of Default (as defined in the LFSA). The "Cost of Funds Rate" for a conduit lender was the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender was the Base Rate. Effective June 29, 2023, the Base Rate was the three-months SOFR Rate. Prior to the amendment on June 29, 2023, the Base Rate was the three-months LIBOR rate. The Company was also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the LFSA) and a facility agent fee of 0.25% per annum, until the amendment on October 31, 2023, on the total facility amount. As of the amendment on October 31, 2023, the facility agent fee was 0.20% per annum on the total facility amounts.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

	Year Ended December 31,
	2024(2)	2023	2022
Interest expense(1)	$11,203	$14,964	$9,816
Non-usage fee(1)	$331	$466	$355
Amortization of financing costs(3)	$2,047	$1,113	$1,082
Weighted average interest rate	8.1%	7.9%	4.7%
Effective interest rate(4)	9.9%	8.9%	5.4%
Average debt outstanding(4)	$182,364	$186,422	$209,898

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion in the DB Credit Facility.
(2)On September 30, 2024, the Company repaid all amounts outstanding under the DB Credit Facility, including outstanding borrowings and accrued interest, and terminated the DB Credit Facility.
(3)The year ended December 31, 2024 includes accelerated deferred financing costs due to DB Credit Facility termination on September 30, 2024.
(4)For the year ended December 31, 2024, average debt outstanding represents the period from January 1, 2024 to September 30, 2024 (repayment and termination of the DB Credit Facility).
As of December 31, 2024, December 31, 2023 and December 31, 2022 the outstanding balance on the DB Credit Facility was $0, $186,400 and $186,400, respectively, and NMFDB was in compliance with the applicable covenants of the DB Credit Facility on December 31, 2023 and December 31, 2022.
NMNLC Credit Facility II—The Credit Agreement (together with the related guarantee and security agreement, the "NMNLC CA"), dated February 26, 2021, by and between NMNLC, as the Borrower, and City National Bank, as the Lender (the "NMNLC Credit Facility II"), was structured as a senior secured revolving credit facility. As of the amendment on November 1, 2022, NM CLFX LP was added as a co-borrower and the NMNLC CA would have matured on November 1, 2024. As of the most recent amendment on October 29, 2024, the NMNLC CA maturity date was December 2, 2024. On November 14, 2024, NMNLC and NM CLFX LP repaid all amounts outstanding under the NMNLC Credit Facility II, and terminated the NMNLC Credit Facility II on November 22, 2024. The NMNLC Credit Facility II was guaranteed by the Company and proceeds from the NMNLC Credit Facility II were used for refinancing existing loans on properties held.
As of the amendment November 1, 2022, the NMNLC Credit Facility II bore interest at a rate of the SOFR plus 2.25% per annum with a 0.35% floor, and charged a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). Prior to the amendment on March 16, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $20,000. As of the March 16, 2022 amendment and effective

May 1, 2022 through November 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $10,000. As of the amendment on November 1, 2022 until the termination on November 22, 2024, the maximum amount of revolving borrowings available to all borrowers under the NMNLC Credit Facility II was $27,500.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMNLC Credit Facility II for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

	Year Ended December 31,
	2024(1)	2023	2022
Interest expense	$161	$186	$252
Non-usage fee	$1	$1	$3
Amortization of financing costs	$81	$87	$58
Weighted average interest rate	7.5%	7.2%	3.5%
Effective interest rate	11.6%	11.0%	4.4%
Average debt outstanding	$2,362	$2,506	$7,195

(1)On November 14, 2024, NMNLC repaid all amounts outstanding under the NMNLC Credit Facility II, including outstanding borrowings and accrued interest, and terminated the NMNLC Credit Facility II on November 22, 2024.
As of December 31, 2024, December 31, 2023 and December 31, 2022, the outstanding balance on the NMNLC Credit Facility II was $0, $2,853 and $3,785, respectively, and NMNLC was in compliance with the applicable covenants of the NMNLC Credit Facility II on December 31, 2023 and December 31, 2022.
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
The following table summarizes certain key terms related to the convertible features of the Company’s 2022 Convertible Notes as of December 31, 2024.

2022 Convertible Notes
Initial conversion premium	14.7%
Initial conversion rate(1)	70.4225
Initial conversion price	$14.20
Conversion rate at December 31, 2024(1)(2)	73.1972
Conversion price at December 31, 2024(2)(3)	$13.66
Last conversion price calculation date	December 17, 2024

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the 2022 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at December 31, 2024 on the 2022 Convertible Notes was calculated on December 17, 2024.
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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the 2018 Convertible Notes and 2022 Convertible Notes (together, the "Convertible Notes") for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

	Year Ended December 31,
	2024	2023(1)	2022(2)
Interest expense	$19,500	$22,767	$13,734
Amortization of financing costs	$1,619	$1,676	$694
Amortization of premium	$(116)	$(130)	$(130)
Weighted average interest rate	7.5%	7.1%	6.0%
Effective interest rate	8.1%	7.6%	6.2%
Average debt outstanding	$260,000	$320,494	$228,806

(1)For the year ended December 31, 2023, amounts reported include interest and amortization of financing costs related to the 2018 Convertible Notes for the period from January 1, 2023 to August 15, 2023 (repayment of the 2018 Convertible Notes).

(2)For the year ended December 31, 2022, amounts reported include interest and amortization of financing costs related to the 2022 Convertible Notes for the period from November 2, 2022 (issuance of the 2022 Convertible Notes) to December 31, 2022.

As of December 31, 2024, December 31, 2023 and December 31, 2022, the outstanding balance on the 2022 Convertible Notes was $260,000, $260,000 and $200,000, respectively. As of December 31, 2024, December 31, 2023 and December 31, 2022, the outstanding balance on the 2018 Convertible Notes was $0, $0 and $116,816, respectively. The Company was in compliance with the terms of the 2018A Indenture and 2018C Indenture on such dates.
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
The 2016 Unsecured Notes bore interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year. The 2017A Unsecured Notes bore interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year. The 2018A Unsecured Notes bore interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year. The 2018B Unsecured Notes bore interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year. The 2019A Unsecured Notes bore interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year. The 2022A Unsecured Notes bear interest at an annual rate of 5.900%, payable semi-annually in arrears on June 15 and December 15 of each year. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or the Company ceases to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000. In each such event, the Company has the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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
On November 13, 2023, the Company closed a registered public offering of $115,000 in aggregate principal amount of 8.250% notes that mature on November 15, 2028 (the "8.250% Unsecured Notes"), pursuant to a base indenture and fourth supplemental indenture thereto dated November 13, 2023 (the "Fourth Supplemental Indenture") between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.
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
On February 1, 2024, the Company issued $300,000 in aggregate principal amount of its 6.875% notes that mature on February 1, 2029 (the "6.875% Unsecured Notes") pursuant to a base indenture and fifth supplemental indenture thereto dated February 1, 2024 (the "Fifth Supplemental Indenture"). The 6.875% Unsecured Notes bear interest at an annual rate of 6.875% payable semi-annually on February 1 and August 1 of each year. The Company may redeem the 6.875% Unsecured Notes, in whole or in part, at any time prior to January 1, 2029, at par plus a "make-whole" premium, and thereafter at par, plus accrued interest.
On September 26, 2024, the Company issued $300,000 in aggregate principal amount of its 6.200% notes that mature on October 15, 2027 (the "6.200% Unsecured Notes", together with the 2018A Unsecured Notes, 2018B Unsecured Notes, 2019A Unsecured Notes, 2021A Unsecured Notes, 2022A Unsecured Notes, 8.250% Unsecured Notes and 6.875% Unsecured Notes, the "Unsecured Notes") pursuant to a base indenture and sixth supplemental indenture thereto dated September 26, 2024 (together, with the Fourth Supplemental Indenture and the Fifth Supplemental Indenture, the "Indenture"). The 6.200% Unsecured Notes bear interest at an annual rate of 6.200% payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2025. The Company may redeem the 6.200% Unsecured Notes, in whole or in part, at any time prior to October 15, 2027, at par plus a "make-whole" premium and accrued interest.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

	Year Ended December 31,
	2024(1)	2023(2)	2022(3)
Interest expense (4)	$50,333	$21,511	$25,033
Amortization of financing costs	$2,368	$770	$801
Amortization of discount	$736	$—	$—
Weighted average interest rate	6.6%	4.9%	4.8%
Effective interest rate	7.1%	5.1%	4.9%
Average debt outstanding	$755,239	$438,473	$526,829

(1)For the year ended December 31, 2024, amounts reported include interest and amortization of financing costs related to the 6.875% Unsecured Notes for the period from February 1, 2024 (issuance date of the 6.875% Unsecured Notes ) to December 31, 2024 and the 6.200% Unsecured Notes for the period from September 26, 2024 (issuance date of the 6.200% Unsecured Notes ) to December 31, 2024 .
(2)For the year ended December 31, 2023, amounts reported include interest and amortization of financing costs related to the 8.250% Unsecured Notes for the period from November 13, 2023 (issuance date of the 8.250% Unsecured Notes) to December 31, 2023.

(3)For the year ended December 31, 2022, amounts reported include interest and amortization of financing costs related to the 2022A Unsecured Notes for the period from June 15, 2022 (issuance date of the 2022A Unsecured Notes) to December 31, 2022.
(4)Interest expense includes net expense recognized on fair value hedges.
As of December 31, 2024, December 31, 2023 and December 31, 2022, the outstanding balance on the Unsecured Notes was $978,503, $506,500 and $531,500, respectively, and the Company was in compliance with the terms of the NPA and Indenture as of such dates, as applicable.
In connection with the issuance of the 6.875% Unsecured Notes, the Company entered into an interest rate swap on March 22, 2024 with Morgan Stanley Bank N.A., in which the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.8183% on the notional amount of $300,000. In connection with the issuance of the 6.200% Unsecured Notes, the Company entered into an interest rate swap on September 23, 2024 with Morgan Stanley Bank, N.A., in which the Company receives a fixed interest rate of 6.200% and pays a floating rate of one-month SOFR plus 2.882% on the notional amount of $300,000. The Company designates interest rate swaps as fair value hedges in a qualifying fair value hedge accounting relationship to mitigate risk of changes in the fair value of financial liabilities due to interest rate risk. As a result, the Company will present changes in fair value of the hedging instruments and the related hedged items in interest expense within the Company’s Consolidated Statements of Operations.

The Company recorded and formally documented all hedging relationships, its risk management objective and strategy upon entering into each hedging relationship. For each hedging relationship, the Company performs quarterly quantitative assessments of the hedge effectiveness to assess that the hedging relationships are highly effective in offsetting changes in fair values of hedged items and whether the relationship is expected to continue to be highly effective in the future. To the extent the changes in fair value of the derivative do not offset the changes in fair value of the hedged item, the difference is recognized. The corresponding adjustment to the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to "Derivative assets at fair value" or "Derivative liabilities at fair value", as applicable.

If a hedge relationship is de-designated or if hedge accounting is discontinued because the hedged item no longer exists, the derivative will continue to be recorded as a "Derivative asset at fair value" or "Derivative liability at fair value" in the Consolidated Statements of Assets and Liabilities at its fair value, with changes in fair value recognized in net change in unrealized appreciation (depreciation).
The following table presents the effect of hedging derivative instruments on the Consolidated Statements of Operations and the total amounts for the respective line items affected:

Year Ended
December 31, 2024(1)
(Losses) gains on fair value hedging relationship:
Interest rate swap contract:
Interest expense recognized on derivative	$(4,043)
Losses recognized on derivative	(7,423)
Gains recognized on hedged item	7,214
Net expense recognized on fair value hedge	$(4,252)

(1)For the year ended December 31, 2024, the Company entered into a hedge relationship from February 1, 2024 to December 31, 2024 for the 6.875% Unsecured Notes and from September 26, 2024 to December 31, 2024 for the 6.200% Unsecured Notes.

The following table summarizes the carrying value of the Company's hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of December 31, 2024.

Description	Carrying Value	Cumulative Amount of Basis Adjustment
6.875% Unsecured Notes	$296,590	$871
6.200% Unsecured Notes	$291,913	$6,343
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
The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on December 31, 2024 was $7,423, for which Morgan Stanley Bank N.A. had posted collateral of $3,230. The Company does not have any derivatives that are not designated as hedging instruments.
SBA-guaranteed debentures—On August 1, 2014 and August 25, 2017, respectively, SBIC I and SBIC II received licenses from the SBA to operate as SBICs.
These SBIC licenses allow each of SBIC I and SBIC II to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with ten year maturities. The SBA, as a creditor, will have a superior claim to the assets of SBIC I and SBIC II over the Company's stockholders in the event SBIC I and SBIC II are liquidated or the SBA exercises its remedies upon an event of default.
Prior to June 2018, the maximum amount of borrowings available under SBA regulations for a single licensee was $150,000 as long as the licensee had at least $75,000 in regulatory capital, received a capital commitment from the SBA and had been through an examination by the SBA subsequent to licensing. In June 2018, legislation amended the 1958 Act by increasing the individual leverage limit from $150,000 to $175,000, subject to SBA approvals.
As of December 31, 2024 and December 31, 2023, SBIC I and SBIC II had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
The following table summarizes the Company’s SBA-guaranteed debentures as of December 31, 2024.

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

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

	Year Ended December 31,
	2024	2023	2022
Interest expense	$8,126	$8,104	$8,104
Amortization of financing costs	$1,005	$1,002	$1,002
Weighted average interest rate	2.7%	2.7%	2.7%
Effective interest rate	3.0%	3.0%	3.0%
Average debt outstanding	$300,000	$300,000	$300,000
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by SBA regulations that, among other things: require SBICs to invest in eligible small businesses and invest at least 25.0% of investment capital in eligible smaller enterprises (as defined by the SBA regulations), place certain limitations on the financing terms of investments, regulate the types of financing provided by an SBIC, prohibit investments in small businesses with certain characteristics or in certain industries and require capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2024, December 31, 2023 and December 31, 2022, SBIC I and SBIC II had no outstanding examination findings or other matters.
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $126,723, no outstanding bridge financing commitments and other future funding commitments of $116,953. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $112,803, no outstanding bridge financing commitments and other future funding commitments of $43,948. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the NMFC Credit Facility, the Unsecured Management Company Revolver, the DB Credit Facility (prior to its termination on September 30, 2024), and the NMNLC Credit Facility II (prior to its termination on November 22, 2024) as of December 31, 2024 and December 31, 2023. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2024 and December 31, 2023, the Company had commitment letters to purchase investments in the aggregate par amount of $83,638 and $11,105, respectively, which could require funding in the future.
Note 10. Distributions
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Such differences may include differences in the treatment of short-term gains as ordinary for tax purposes, return of capital, dividend re-designations and the timing of the deductibility of certain business expenses, as applicable. To the extent these differences are permanent in nature, they are charged or credited to additional paid-in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. During the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences were as follows:

	Year Ended December 31,
	2024	2023	2022
Undistributed net investment income	$(3,297)	$(5,367)	$33,152
Distributions in excess of net realized gains	—	898	(25,449)
Additional paid-in-capital	3,297	4,469	(7,703)
For U.S. federal income tax purposes, distributions paid to stockholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 were estimated to be as follows:

	Year Ended December 31,
	2024	2023	2022
Ordinary income (non-qualified)	$114,693	$140,397	$86,388
Ordinary income (qualified)	—	10,340	—
Capital gains	—	—	25,449
Return of capital	35,799	—	10,549
Total	$150,492	$150,737	$122,386
As of December 31, 2024, December 31, 2023 and December 31, 2022, the costs of investments for the Company for tax purposes were $2,978,976, $2,927,312 and $3,209,491, respectively.

	December 31, 2024(1)(2)	December 31, 2023(1)(2)	December 31, 2022(1)(2)
Tax cost	$2,978,976	$2,927,312	$3,209,491
Gross unrealized appreciation on investments	562,558	466,794	438,214
Gross unrealized depreciation on investments	(437,010)	(366,284)	(409,919)
Total investments at fair value	$3,104,524	$3,027,822	$3,237,786

(1)Includes securities purchased under collateralized agreement to resell.
(2)Excludes investments attributable to non-controlling interest in NMNLC.
At December 31, 2024, December 31, 2023 and December 31, 2022, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly as well as through undistributed income.

As of December 31, 2024, December 31, 2023 and December 31, 2022, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended December 31,
	2024	2023	2022
Accumulated capital loss carryforwards	$(113,250)	$(84,427)	$—
Other temporary differences	6,179	6,986	8,538
Undistributed ordinary income	—	4,522	—
Unrealized depreciation (appreciation)	93,479	60,575	(1,019)
Total	$(13,592)	$(12,344)	$7,519
The Company is subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its net ordinary income earned for the calendar year and (2) 98.2% of its capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2024, the Company does not expect to incur any excise taxes. For the years ended December 31, 2023 and December 31, 2022, the Company did not incur any excise taxes.
The following information is hereby provided with respect to distributions declared during the calendar years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2024	2023	2022
Distributions per share	$1.37	$1.49	$1.22
Ordinary dividends	75.68%	93.14%	70.59%
Long-term capital gains	—%	—%	20.79%
Qualified dividend income	—%	6.86%	—%
Dividends received deduction	—%	6.86%	—%
Interest-related dividends(1)	71.22%	88.43%	64.49%
Qualified short-term capital gains(1)	—%	—%	—%
Return of capital	24.32%	—%	8.62%

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

Note 11. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess of Par	Accumulated Net Investment Income		Accumulated Net Realized Gains (Losses)	Net Unrealized Appreciation (Depreciation)	Total Net Assets of NMFC	Non-Controlling Interest in NMNLC	Total Net Assets
	Shares	Par Amount
Net assets at December 31, 2021	97,907,441	$979	$1,272,796	$118,330		$(92,099)	$21,239	$1,321,245	$21,367	$1,342,612
Issuances of common stock	3,029,585	30	41,074	—		—	—	41,104	—	41,104
Offering costs	—	—	(222)	—	—	—	—	(222)	—	(222)
Distributions declared	—	—	—	(122,386)		—	—	(122,386)	(9,569)	(131,955)
Contributions related to non-controlling interest in NMNLC	—	—	—	—		—	—	—	124	124
Net increase (decrease) in net assets resulting from operations	—	—	—	118,497		49,476	(93,241)	74,732	(204)	74,528
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	(7,703)	33,152		(25,449)	—	—	—	—
Net assets at December 31, 2022	100,937,026	$1,009	$1,305,945	$147,593		$(68,072)	$(72,002)	$1,314,473	$11,718	$1,326,191
Issuances of common stock	1,621,833	17	21,224	—		—	—	21,241	—	21,241
Offering costs	—	—	(369)	—		—	—	(369)	—	(369)
Distributions declared	—	—	—	(150,737)		—	—	(150,737)	(693)	(151,430)
Net increase (decrease) in net assets resulting from operations	—	—	—	158,918		(32,841)	9,266	135,343	747	136,090
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	4,469	(5,367)		898	—	—	—	—
Net assets at December 31, 2023	102,558,859	$1,026	$1,331,269	$150,407		$(100,015)	$(62,736)	$1,319,951	$11,772	$1,331,723
Issuances of common stock	5,292,556	53	67,637	—		—	—	67,690	—	67,690
Other	—	—	—	—		—	—	—	244	244
Offering costs	—	—	(552)	—		—	—	(552)	—	(552)
Distributions declared	—	—	—	(147,193)		—	—	(147,193)	(925)	(148,118)
Sale of non-controlling interest in NMNLC	—	—	—	—		—	—	—	(4,666)	(4,666)
Realized gain in NMNLC	—	—	—	—		—	—	—	(1,533)	(1,533)
Net increase (decrease) in net assets resulting from operations	—	—	—	145,550		(41,264)	9,157	113,443	1,060	114,503
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	(32,502)	32,502		—	—	—	—	—
Net assets at December 31, 2024	107,851,415	$1,079	$1,365,852	$181,266		$(141,279)	$(53,579)	$1,353,339	$5,952	$1,359,291
On November 3, 2021, the Company entered into an equity distribution agreement, as amended on May 18, 2023, August 23, 2023, June 27, 2024 and August 1, 2024 (the “Distribution Agreement”) with B. Riley Securities, Inc. and Raymond James & Associates, Inc. On August 1, 2024, the Company entered into Amendment No. 4 to the Distribution Agreement with B. Riley Securities, Inc., Raymond James & Associates, Inc., and Citizens JMP Securities, LLC (collectively, the "Agents") for the purpose of adding Citizens JMP Securities, LLC as an Agent. The Distribution Agreement originally provided that the Company may issue and sell its shares from time to time through the Agents, up to $250,000 worth of its common stock by means of at-the-market

("ATM") offerings. As of the amendment on June 27, 2024, the Company increased the maximum amount of shares to be sold through the ATM program from $250,000 to $400,000.
For the year ended December 31, 2024, the Company sold 5,292,556 shares of common stock under the Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $67,691, including $12 of offering expenses, from these sales. For the year ended December 31, 2023, the Company sold 1,621,833 shares of common stock under the Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $21,241, including $0 of offering expenses, from these sales. For the year ended December 31, 2022, the Company sold 2,950,300 shares of common stock under the Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $40,007, including $439 of offering expenses, from these sales.
The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of December 31, 2024, December 31, 2023 and December 31, 2022, shares representing approximately $257,991, $175,694 and $196,938, respectively, of its common stock remain available for issuance and sale under the Distribution Agreement.

Note 12. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company's net assets per share resulting from operations for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2024	2023	2022
Earnings per share—basic
Numerator for basic earnings per share:	$113,443	$135,343	$74,732
Denominator for basic weighted average share:	106,570,782	101,118,302	100,202,847
Basic earnings per share:	$1.06	$1.34	$0.75
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$113,443	$135,343	$74,732
Adjustment for interest on Convertible Notes and incentive fees, net	15,600	18,214	10,987
Numerator for diluted earnings per share:	$129,043	$153,557	$85,719
Denominator for basic weighted average share	106,570,782	101,118,302	100,202,847
Adjustment for dilutive effect of Convertible Notes	18,892,607	22,370,580	15,223,351
Denominator for diluted weighted average share	125,463,389	123,488,882	115,426,198
Diluted earnings per share	$1.03	$1.24	$0.74

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, there was no anti-dilution.

Note 13. Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021 and December 31, 2020.

	Year Ended December 31,
	2024	2023	2022	2021	2020
Per share data(1):
Net asset value at the beginning of the period	$12.87	$13.02	$13.49	$12.62	$13.26
Net investment income	1.37	1.57	1.18	1.21	1.20
Net realized and unrealized (losses) gains(2)	(0.32)	(0.23)	(0.43)	0.86	(0.60)
Total net increase	1.05	1.34	0.75	2.07	0.60
Distributions declared to stockholders	(1.37)	(1.49)	(1.22)	(1.20)	(1.24)
Net asset value at the end of the period	$12.55	$12.87	$13.02	$13.49	$12.62
Per share market value at the end of the period	$11.26	$12.72	$12.37	$13.70	$11.36
Total return based on market value(3)	(0.96)%	15.48%	(0.56)%	31.91%	(5.24)%
Total return based on net asset value(4)	8.47%	10.64%	5.71%	16.97%	5.52%
Shares outstanding at end of period	107,851,415	102,558,859	100,937,026	97,907,441	96,827,342
Average weighted shares outstanding for the period	106,570,782	101,118,302	100,202,847	96,952,959	96,827,342
Average net assets for the period	$1,358,484	$1,323,778	$1,344,266	$1,261,338	$1,168,043
Ratio to average net assets:
Net investment income	10.71%	12.00%	8.82%	9.32%	10.05%
Total expenses, before waivers/reimbursements	16.89%	16.54%	13.35%	13.11%	14.56%
Total expenses, net of waivers/reimbursements	16.61%	16.23%	13.01%	12.05%	13.39%
Average debt outstanding—Unsecured Notes (5)	$755,239	$438,473	$526,829	$516,611	$453,250
Average debt outstanding—Holdings Credit Facility	369,292	577,759	581,367	478,016	526,645
Average debt outstanding—SBA-guaranteed debentures	300,000	300,000	300,000	300,000	285,852
Average debt outstanding—Convertible Notes (6)	260,000	320,494	228,806	201,250	201,250
Average debt outstanding—DB Credit Facility (7)	182,364	186,422	209,898	209,307	233,649
Average debt outstanding—NMFC Credit Facility(8)	74,245	103,244	133,053	132,685	155,497
Average debt outstanding—NMNLC Credit Facility II(9)	2,362	2,506	7,195	3,501	—
Asset coverage ratio(10)	186.70%	187.54%	177.42%	181.21%	180.68%
Portfolio turnover	24.84%	8.87%	18.01%	35.33%	15.43%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders which is based on actual rate per share).
(2)Includes the effect of common stock issuances per share, which for the years ended December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021 and December 31, 2020 were $(0.02), $0.00, $0.01, $(0.01) and $0.00, respectively.
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
(5)For the year ended December 31, 2024, average debt outstanding includes the 6.875% Unsecured Notes for the period from February 1, 2024 (issuance of 6.875% Unsecured Notes) to December 31, 2024 and the 6.200% Unsecured Notes for the period from September 26, 2024 (issuance of 6.200% Unsecured Notes) to December 31, 2024. For the year ended December 31, 2023, average debt outstanding includes the 2018A Unsecured Notes for the period from January 1, 2023 to January 30, 2023 (repayment of the 2018A Unsecured Notes), the 2018B Unsecured Notes for the period from January 1, 2023 to June 28, 2023 (repayment of the 2018B Unsecured Notes) and the 8.250% Unsecured Notes for the period from November 13, 2023 (issuance of the 8.250% Unsecured Notes) to December 31, 2023. For the year ended December 31, 2022, average debt outstanding includes the 2017A Unsecured Notes for the period from January 1, 2022 to July 14, 2022 (repayment of the 2017A Unsecured Notes).
(6)For the year ended December 31, 2023, average debt outstanding includes the 2018 Convertible Notes for the period from January 1, 2023 to August 15, 2023 (repayment of the 2018 Convertible Notes). For the year ended December 31, 2022, average debt outstanding includes the 2022 Convertible Notes for the period from November 2, 2022 (issuance of the 2022 Convertible Notes) to December 31, 2022.
(7)For the year ended December 31, 2024, average debt outstanding represents the period from January 1, 2024 to September 30, 2024 (repayment and termination of the DB Credit Facility).
(8)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2024, the Company had borrowings denominated in EUR of €16,512 and borrowings denominated in GBP of £8,666 that has been converted to U.S. dollars. As of December 31, 2023, the Company had borrowings denominated in GBP of £22,850 and borrowings denominated in EUR of €700 that has been converted to U.S. dollars. As of December 31, 2022, the Company had borrowings denominated in GBP of £22,850 and borrowings denominated in EUR of €700 that has been converted to U.S. dollars. As of December 31, 2021, the Company had borrowings denominated in GBP of £16,400 that has been converted to U.S. dollars.

(9)For the year ended December 31, 2021, average debt outstanding represents the period from February 26, 2021 (commencement of the NMNLC Credit Facility II) to December 31, 2021. For the year ended December 31, 2024, average debt outstanding represents the period from January 1, 2024 to November 22, 2024 (repayment and termination of the NMNLC Credit Facility II).
(10)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

Senior Securities
Information about our senior securities as of December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016 and 2015 are shown in the following table.

Class and Year (1)	Total Amount Outstanding Exclusive of Treasury Securities (2)	Asset Coverage Per Unit (3)	Involuntary Liquidating Preference Per Unit (4)	Average Market Value Per Unit (5)
December 31, 2024
Holdings Credit Facility	$294.4	$1,867	—	N/A
2022 Convertible Notes	260.0	1,867	—	N/A
Unsecured Notes (not including the 8.250% Unsecured Notes)	875.0	1,867	—	N/A
8.250% Unsecured Notes	115.0	1,867	—	$24.26
NMFC Credit Facility(6)	27.9	1,867	—	N/A
December 31, 2023
Holdings Credit Facility	515.1	1,875	—	N/A
Unsecured Notes (not including the 8.250% Unsecured Notes)	391.5	1,875	—	N/A
2022 Convertible Notes	260.0	1,875	—	N/A
DB Credit Facility	186.4	1,875	—	N/A
8.250% Unsecured Notes	115.0	1,875	—	$25.88
NMFC Credit Facility(6)	36.8	1,875	—	N/A
NMNLC Credit Facility II	2.9	1,875	—	N/A
December 31, 2022
Holdings Credit Facility	619.0	1,774	—	N/A
2018 Convertible Notes	116.8	1,774	—	N/A
2022 Convertible Notes	200.0	1,774	—	N/A
Unsecured Notes	531.5	1,774	—	N/A
NMFC Credit Facility(6)	40.4	1,774	—	N/A
DB Credit Facility	186.4	1,774	—	N/A
NMNLC Credit Facility II	3.8	1,774	—	N/A
December 31, 2021
Holdings Credit Facility	545.3	1,812	—	N/A
2018 Convertible Notes	201.2	1,812	—	N/A
Unsecured Notes	511.5	1,812	—	N/A
NMFC Credit Facility(6)	127.2	1,812	—	N/A
DB Credit Facility	226.3	1,812	—	N/A
NMNLC Credit Facility II	15.2	1,812	—	N/A
December 31, 2020
Holdings Credit Facility	450.2	1,807	—	N/A
2018 Convertible Notes	201.2	1,807	—	N/A
Unsecured Notes (not including the 5.75% Unsecured Notes)	401.5	1,807	—	N/A
5.75% Unsecured Notes	51.8	1,807	—	$24.50
NMFC Credit Facility	165.5	1,807	—	N/A
DB Credit Facility	244.0	1,807	—	N/A
December 31, 2019

Holdings Credit Facility	$661.6	$1,740	—	N/A
2018 Convertible Notes	201.2	1,740	—	N/A
Unsecured Notes (not including the 5.75% Unsecured Notes)	401.5	1,740	—	N/A
5.75% Unsecured Notes	51.8	1,740	—	$25.60
NMFC Credit Facility	188.5	1,740	—	N/A
DB Credit Facility	230.0	1,740	—	N/A
December 31, 2018
Holdings Credit Facility	512.6	1,814	—	N/A
2014 Convertible Notes	155.3	1,814	—	N/A
2018 Convertible Notes	115.0	1,814	—	N/A
Unsecured Notes (not including the 5.75% Unsecured Notes)	285.0	1,814	—	N/A
5.75% Unsecured Notes	51.8	1,814	—	$24.70
NMFC Credit Facility	60.0	1,814	—	N/A
DB Credit Facility	57.0	1,814	—	N/A
December 31, 2017
Holdings Credit Facility	312.4	2,408	—	N/A
2014 Convertible Notes	155.3	2,408	—	N/A
Unsecured Notes	145.0	2,408	—	N/A
NMFC Credit Facility	122.5	2,408	—	N/A
December 31, 2016
Holdings Credit Facility	333.5	2,593	—	N/A
2014 Convertible Notes	155.3	2,593	—	N/A
Unsecured Notes	90.0	2,593	—	N/A
NMFC Credit Facility	10.0	2,593	—	N/A
December 31, 2015
Holdings Credit Facility	419.3	2,341	—	N/A
2014 Convertible Notes	115.0	2,341	—	N/A
NMFC Credit Facility	90.0	2,341	—	N/A

(1)The company has excluded the SBA-guaranteed debentures from this table as a result of the SEC exemptive relief that permits the Company to exclude such debentures from the definition of senior securities in the 150.0% asset coverage ratio that are required to maintain under the 1940 Act. At December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016 and December 31, 2015, the Company had $300.0 million, $300.0 million, $300.0 million, $300.0 million, $300.0 million, $225.0 million, $165.0 million, $150.0 million, $121.7 million and $117.7 million, respectively, in SBA-guaranteed debentures outstanding. Total asset coverage per unit including the SBA-guaranteed debentures as of December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016 and December 31, 2015 is $1,727, $1,730, $1,658, $1,686, $1,673, $1,655, $1,718, $2,169, $2,320 and $2,128, respectively, and unchanged for the prior years.
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
(5)Not applicable for any of the senior securities (except the 5.75% Unsecured Notes and the 8.250% Unsecured Notes) as they were not registered for public trading. For the 5.75% Unsecured Notes, the amounts represent the average of the daily closing prices on the New York Stock Exchange, or NASDAQ, as applicable, for (a) the period from September 28, 2018 (date of listing) through December 31, 2018, with respect to the year ended December 31, 2018, (b) the entire 2019 fiscal year, with respect to the year ended December 31, 2019 (c) the entire 2020 fiscal year, with respect to the year ended December 31, 2020. On March 8, 2021, the 5.75% Unsecured Notes were redeemed. For the 8.250% Unsecured Notes, the amounts represent the average of the daily closing prices on NASDAQ for (a) the period from November 24, 2023 through December 31, 2023 with respect to the year ended December 31, 2023 and (b) the entire 2024 fiscal year, with respect to the year ended December 31, 2024.
(6)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2024, the Company had borrowings denominated in EUR of €16.5 million and in GBP of £8.7 million that have been converted to U.S. dollars. As of December 31, 2023, the Company had borrowings denominated in GBP of £22.9 million and in EUR of €0.7 million that has been converted to U.S. dollars. As of December 31, 2022, the Company had borrowing denominated in GBP of £22.9 million and in EUR of €0.7 million that has been converted to U.S. dollars. As of December 31, 2021, the Company had borrowing denominated in GBP of £16.4 million and in EUR of €0.0 million that has been converted to U.S. dollars.
Note 14. Recent Accounting Standards Updates
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024. See Note 15. Segment Reporting for more information on the effects of the adoption of ASU 2023-07.
Note 15. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is the Company’s chief executive officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
Note 16. Subsequent Events
On January 29, 2025, the Company entered into Amendment No. 2 to the Investment Advisory Agreement, the sole purpose of which was to reduce the base management fee from 1.4% of the Company's gross assets to 1.25% of the Company's gross assets.
On February 14, 2025, the Company's board of directors declared a first quarter 2025 distribution of $0.32 per share, payable on March 31, 2025 to holders of record as of March 17, 2025.

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2024 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2024.
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
To the shareholders and the Board of Directors of New Mountain Finance Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of New Mountain Finance Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 26, 2025

Item 9B.    Other Information
(a)None.
(b)For the fiscal quarter ended December 31, 2024, neither the Company nor any director or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
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
PART III
We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

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
4.12
Sixth Supplemental Indenture, dated September 26, 2024 relating to the 6.200% Notes due 2027, by and between New Mountain Finance Corporation and U.S. Bank Trust, Company, National Association, as trustee(61)

4.13	Form of Global Note 6.200% Note Due 2027 (included as part of Exhibit 4.12)(61)
10.1	Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, LLC(6)
10.2	Second Amended and Restated Administration Agreement(9)
10.3	Amended and Restated Dividend Reinvestment Plan(32)
10.4	Form of Trademark License Agreement(1)
10.5	Amendment No. 1 to Trademark License Agreement(4)
10.6	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)
10.7	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)
10.8	Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(5)
10.9	Limited Liability Company Agreement of NMFC Senior Loan Program II LLC, dated March 9, 2016(12)
10.10	Limited Liability Company Agreement for NMFC Senior Loan Program III LLC, dated April 25, 2018(19)
10.11
Third Amended and Restated Loan and Security Agreement, dated as of October 24, 2017, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(15)

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
10.64
Amendment No. 1, dated May 18, 2023, to Equity Distribution Agreement, dated November 3, 2021, between New Mountain Finance Corporation and B. Riley Securities, Inc. and Raymond James & Associates, Inc.(51)

10.65
Amendment No. 6 to the Credit and Security Agreement, dated as of June 23, 2023, among NMFC Senior Loan Program III LLC, as borrower, New Mountain Finance Corporation, as collateral manager, and Citibank, N.A., as lender and administrative agent(52)

10.66
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

10.67
Amendment No. 1 to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 29, 2023, among New Mountain Finance Corporation, as borrower, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and syndication agent(52)

10.68	Fee Waiver Letter Delivered to New Mountain Finance Corporation by New Mountain Finance Advisers BDC, L.L.C., dated as of August 7, 2023(53)
10.69
Form of Eighth Amendment to Loan and Security Agreement, dated as of October 26, 2023, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(54)

10.70
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

10.71	Second Amended and Restated Uncommitted Revolving Loan Agreement, by and between New Mountain Finance Corporation, as borrower, and NMF Investments III, L.L.C.. as Lender(54)
10.72
Amendment No. 2, dated August 23, 2023 to Equity Distribution Agreement, dated November 3, 2021, between New Mountain Finance Corporation and B. Riley Securities, Inc. and Raymond James & Associates Inc.(57)

10.73
Ninth Amended and Restated Loan and Security Agreement, dated as of February 2, 2024, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(57)

10.74
Second Amendment to Loan and Security Agreement, dated as of February 14, 2024, by and among New Mountain Finance Corporation, as the collateral manager, NMFC Senior Loan Program IV LLC as the borrower, NMFC Senior Loan Program I LLC and NMFC Senior Loan Program II as guarantor subsidiaries, Wells Fargo Bank,National Association, as the administrative agent, the lender party thereto and Wells Fargo Bank, National Association, as the collateral custodian(57)

10.75
Third Amendment to Loan and Security Agreement, dated as of March 27, 2024, by and among New Mountain Finance Corporation, as the collateral manager, NMFC Senior Loan Program IV LLC as the borrower, NMFC Senior Loan Program I LLC and NMFC Senior Loan Program II as guarantor subsidiaries, Wells Fargo Bank, National Association, as the administrative agent, the lender party thereto and Wells Fargo Bank, National Association, as the collateral custodian.(58)

10.76
Tenth Amended and Restated Loan and Security Agreement, dated as of April 10, 2024, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian (58)

10.77
Amendment No. 2 to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 5, 2024, among New Mountain Finance Corporation, as borrower, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and syndication agent(60)

10.78
Amendment No.3, dated June 27, 2024, to Equity Distribution Agreement, dated November 3, 2021, between New Mountain Finance Corporation and B. Riley Securities, Inc. and Raymond James & Associates, Inc.(59)

10.79
Amendment No. 7 to the Credit and Security Agreement, dated as of July 3, 2024, by and among NMFC Senior Loan Program III LLC, as borrower, New Mountain Finance Corporation, as collateral manager, the lenders parties thereto, and Citibank, N.A. as lender and administrative agent(60)

10.80
Amendment No. 11 to the Loan and Security Agreement, dated as of July 29, 2024, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(60)

Exhibit Number	Description
10.81
Amendment No.4, dated August 1, 2024, to Equity Distribution Agreement, dated November 3, 2021, between New Mountain Finance Corporation and B. Riley Securities, Inc., Raymond James & Associates, Inc. and Citizens JMP Securities, LLC(62)

10.82
Second Amended and Restated Senior Secured Revolving Credit Agreement, by and among New Mountain Finance Corporation, as borrower Sumitomo Mitsui Banking Corporation, as administrative agent, sole lead arranger, and sole book runner, and the lenders party thereto(62)

10.83
Twelfth Amended and Restated Loan and Security Agreement, dated as of October 11, 2024, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(62)

10.84
Fourth Amendment to Loan and Security Agreement, dated as of December 20, 2024, by and among New Mountain Finance Corporation, as the collateral manager, NMFC Senior Loan Program IV LLC as the borrower, NMFC Senior Loan Program I LLC and NMFC Senior Loan Program II as guarantor subsidiaries, Wells Fargo Bank,National Association, as the administrative agent, the lender party thereto and Wells Fargo Bank, National Association, as the collateral custodian*

10.85	Amendment No. 2 to the Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers, L.L.C.(63)
10.86	Fee Waiver Letter Delivered to New Mountain Finance Corporation by New Mountain Finance Advisers, L.L.C., dated as of February 21, 2025*
14.1	Code of Ethics(31)
19.1	Insider Trading Policies and Procedures(57)
21.1	Subsidiaries of New Mountain Finance Corporation:
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
New Mountain Finance DB, L.L.C. (Delaware)
New Mountain Finance Servicing, L.L.C. (Delaware)
New Mountain Finance SBIC G.P., L.L.C. (Delaware)
New Mountain Finance SBIC II G.P., L.L.C. (Delaware)
New Mountain Finance SBIC, L.P. (Delaware)
New Mountain Finance SBIC II, L.P. (Delaware)
New Mountain Net Lease Corporation (Maryland)
23.1	Consent of Independent Registered Public Accounting Firm*
23.2	Consent of Independent Auditors*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation(57)
99.1	Audited Consolidated Financial Statements of NMFC Senior Loan Program III LLC as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022*

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
(53)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on August 9, 2023.
(54)Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on November 2, 2023.
(55)Previously filed in connection with New Mountain Finance Corporation’s current report on Form 8-K filed on November 13, 2023.
(56)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on February 1, 2024.
(57)Previously filed in connection with New Mountain Finance Corporation’s annual report on Form 10-K filed on February 26, 2024.
(58)Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on May 1, 2024.
(59)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on June 27, 2024.
(60)Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on July 31, 2024.
(61)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on September 26, 2024.
(62)Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on October 30, 2024.
(63)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on February 4, 2025.
* Filed herewith.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2025.

NEW MOUNTAIN FINANCE CORPORATION
By:	/s/ JOHN R. KLINE
John R. Kline President, Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ JOHN R. KLINE	President, Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2025
John R. Kline

By:	/s/ KRIS CORBETT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2025
Kris Corbett

By:	/s/ STEVEN B. KLINSKY	Chairman of the Board of Directors	February 26, 2025
Steven B. Klinsky

By:	/s/ ROBERT A. HAMWEE	Vice Chairman of the Board of Directors	February 26, 2025
Robert A. Hamwee

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President, Chief Administrative Officer and Director	February 26, 2025
Adam B. Weinstein

By:	/s/ ROME G. ARNOLD III	Director	February 26, 2025
Rome G. Arnold III

By:	/s/ BARBARA DANIEL	Director	February 26, 2025
Barbara Daniel

By:	/s/ DANIEL B. HEBERT	Director	February 26, 2025
Daniel B. Hebert

By:	/s/ ALFRED F. HURLEY, JR.	Director	February 26, 2025
Alfred F. Hurley, Jr.

By:	/s/ DAVID OGENS	Director	February 26, 2025
David Ogens