Form 10-Q
period 2025-03-31
New Mountain Finance Corp
filed 2025-05-05
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	Shares as of May 5, 2025
Common stock, par value $0.01 per share	107,851,415

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,276,008 and $2,298,083, respectively)	$2,260,728	$2,277,352
Non-controlled/affiliated investments (cost of $126,927 and $124,254, respectively)	110,558	112,776
Controlled investments (cost of $690,008 and $679,587, respectively)	662,925	700,896
Total investments at fair value (cost of $3,092,943 and $3,101,924, respectively)	3,034,211	3,091,024
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	13,500	13,500
Cash and cash equivalents	85,496	80,320
Interest and dividend receivable	41,239	42,379
Derivative asset at fair value	3,117	—
Receivable from affiliates	247	213
Other assets	18,841	19,265
Total assets	$3,196,651	$3,246,701
Liabilities
Borrowings
Unsecured Notes	$985,227	$978,503
Holdings Credit Facility	270,563	294,363
SBA-guaranteed debentures	262,500	300,000
2022 Convertible Notes	258,846	260,091
NMFC Credit Facility	29,059	27,944
Deferred financing costs (net of accumulated amortization of $66,182 and $63,971, respectively)	(23,343)	(24,191)
Net borrowings	1,782,852	1,836,710
Interest payable	18,437	17,109
Payable for unsettled securities purchased	12,022	—
Payable to broker	10,130	3,230
Management fee payable	9,945	10,467
Incentive fee payable	6,714	8,625
Derivative liability at fair value	3,368	7,423
Deferred tax liability	1,432	1,410
Other liabilities	3,573	2,436
Total liabilities	1,848,473	1,887,410
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, and 107,851,415 and 107,851,415 shares issued and outstanding, respectively	1,079	1,079
Paid in capital in excess of par	1,365,824	1,365,852
Accumulated undistributed earnings	(24,691)	(13,592)
Total net assets of New Mountain Finance Corporation	$1,342,212	$1,353,339
Non-controlling interest in New Mountain Net Lease Corporation	5,966	5,952
Total net assets	$1,348,178	$1,359,291
Total liabilities and net assets	$3,196,651	$3,246,701
Number of shares outstanding	107,851,415	107,851,415
Net asset value per share of New Mountain Finance Corporation	$12.45	$12.55
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$52,113	$56,237
PIK interest income	2,913	4,683
Dividend income	557	293
Non-cash dividend income	4,434	4,684
Other income	1,312	1,600
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	331	368
PIK interest income	987	836
Non-cash dividend income	1,683	1,244
Other income	63	63
From controlled investments:
Interest income (excluding PIK interest income)	1,485	1,361
PIK interest income	3,688	4,135
Dividend income	12,198	12,683
Non-cash dividend income	2,071	1,496
Other income	1,828	873
Total investment income	85,663	90,556
Expenses
Interest and other financing expenses	31,374	31,016
Management fee	10,233	10,997
Incentive fee	8,247	9,389
Professional fees	1,389	1,067
Administrative expenses	1,104	968
Other general and administrative expenses	516	465
Total expenses	52,863	53,902
Less: management and incentive fees waived (See Note 5)	(1,822)	(901)
Net expenses	51,041	53,001
Net investment income before income taxes	34,622	37,555
Income tax (benefit) expense	(19)	1
Net investment income	34,641	37,554
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(1,074)	(11,858)
Controlled investments	38,899	31
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	4,206	23,160
Non-controlled/affiliated investments	(4,891)	(22,463)
Controlled investments	(48,392)	2,320
Foreign currency	150	(23)
Provision for taxes	(22)	(637)
Net realized and unrealized losses	(11,124)	(9,470)
Net increase in net assets resulting from operations	23,517	28,084
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(104)	(676)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	$23,413	$27,408
Basic earnings per share	$0.22	$0.26
Weighted average shares of common stock outstanding - basic (See Note 11)	107,851,415	103,660,370
Diluted earnings per share	$0.22	$0.26
Weighted average shares of common stock outstanding - diluted (See Note 11)	126,852,911	122,443,478
Distributions declared and paid per share	$0.32	$0.36
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Increase (decrease) in net assets resulting from operations:
Net investment income	$34,641	$37,554
Net realized gains (losses) on investments and foreign currency	37,825	(11,827)
Net change in unrealized (depreciation) appreciation of investments, foreign currency and New Mountain Net Lease Corporation	(48,927)	2,994
Provision for taxes	(22)	(637)
Net increase in net assets resulting from operations	23,517	28,084
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation ("NMNLC")	(104)	(676)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	23,413	27,408
Capital transactions
Net proceeds from shares sold	—	47,919
Offering costs	(28)	(81)
Distributions declared to stockholders from net investment income	(34,512)	(38,265)
Total net (decrease) increase in net assets resulting from capital transactions	(34,540)	9,573
Net (decrease) increase in net assets	(11,127)	36,981
New Mountain Finance Corporation net assets at the beginning of the period	1,353,339	1,319,951
New Mountain Finance Corporation net assets at the end of the period	1,342,212	1,356,932
Non-controlling interest in NMNLC	5,966	12,251
Net assets at the end of the period	$1,348,178	$1,369,183

Capital share activity
Shares sold	—	3,730,434
Net increase in shares outstanding	—	3,730,434

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net increase in net assets resulting from operations	$23,517	$28,084
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	(37,825)	11,827
Net change in unrealized depreciation (appreciation) of investments and New Mountain Net Lease Corporation	49,077	(3,017)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(150)	23
Amortization of purchase discount	(1,578)	(1,762)
Amortization of deferred financing costs	2,227	1,985
Amortization of premium on 2022 Convertible Notes	(17)	(29)
Amortization of discount on 6.875% and 6.200% Unsecured Notes	307	102
Net change due to hedging activity	(755)	—
Non-cash investment income	(14,021)	(16,527)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(121,120)	(192,397)
Proceeds from sales and paydowns of investments	186,901	145,475
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	97	120
Cash paid for purchase of drawn portion of revolving credit facilities	—	(76)
Cash paid on drawn revolvers	(7,524)	(7,705)
Cash repayments on drawn revolvers	4,051	5,036
Deferred tax asset	—	527
Interest and dividend receivable	1,200	949
Receivable from broker	—	(960)
Receivable from affiliates	(34)	32
Other assets	454	(922)
(Decrease) increase in operating liabilities:
Management fee payable	(522)	(20)
Incentive fee payable	(1,911)	834
Payable for unsettled securities purchased	12,022	94,147
Interest payable	1,424	2,631
Deferred tax liability	22	—
Payable to broker	6,900	—
Other liabilities	1,174	(78)
Net cash flows provided by operating activities	103,916	68,279
Cash flows from financing activities
Net proceeds from shares sold	—	47,919
Offering costs paid	(75)	(117)
Distributions paid	(34,512)	(38,265)
Proceeds from Holdings Credit Facility	93,000	184,600
Repayment of Holdings Credit Facility	(116,800)	(408,100)
Repayment of 2022 Convertible Notes	(1,216)	—
Proceeds from Unsecured Notes	—	296,994
Repayment of Unsecured Notes	—	(116,500)
Proceeds from NMFC Credit Facility	—	18,083
Repayment of NMFC Credit Facility	—	(6,950)
Repayment of DB Credit Facility	—	(4,400)
Repayment of SBA-guaranteed debentures	(37,500)	—
Proceeds from NMNLC Credit Facility II	—	1,140
Repayment of NMNLC Credit Facility II	—	(1,055)
Distributions related to non-controlling interest in NMNLC	(90)	(197)
Deferred financing costs paid	(1,405)	(3,955)
Net cash flows used in financing activities	(98,598)	(30,803)
Net increase in cash and cash equivalents	5,318	37,476
Effect of foreign exchange rate changes on cash and cash equivalents	(142)	(99)
Cash and cash equivalents at the beginning of the period	80,320	70,090
Cash and cash equivalents at the end of the period	$85,496	$107,467
Supplemental disclosure of cash flow information
Cash interest paid	$27,085	$25,360
Income taxes received	(390)	(10)
Non-cash operating activities:
Non-cash activity on investments	$61,007	$20,291
Non-cash financing activities:
Accrual for offering costs	$84	$79
Accrual for deferred financing costs	94	203

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(12)(13)	SOFR(M)	5.25%	9.67%	12/2021	12/2027	$22,675	$22,537	$22,675
	First lien (3)(11)(13)	SOFR(M)	5.25%	9.67%	12/2021	12/2027	20,165	20,061	20,165
	First lien (4)(13)	SOFR(M)	5.25%	9.67%	01/2022	12/2027	9,575	9,524	9,575
	First lien (4)(13)	SOFR(M)	5.25%	9.67%	12/2021	12/2027	7,357	7,312	7,357
	Subordinated (3)(11)(13)	FIXED(Q)*	11.50%/PIK	11.50%	12/2021	12/2031	16,185	16,053	15,916
	Subordinated (4)(13)	FIXED(Q)*	11.50%/PIK	11.50%	01/2022	12/2031	6,347	6,296	6,242
								81,783	81,930	6.08%
Associations Finance, Inc.
Associations, Inc.
Business Services	First lien (3)(11)(13)	SOFR(Q)	6.50%	11.06%	05/2024	07/2028	49,306	49,285	49,799
	First lien (3)(13)(16) - Drawn	SOFR(Q)	6.50%	11.07%	05/2024	07/2028	2,277	2,276	2,277
	First lien (3)(13)(16) - Drawn	SOFR(Q)	6.50%	11.06%	05/2024	07/2028	953	954	962
	Subordinated (3)(13)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	8,243	8,226	8,366
	Subordinated (3)(13)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	3,148	3,141	3,195
								63,882	64,599	4.79%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(12)(13)	SOFR(M)	4.75%	9.17%	08/2021	10/2030	40,211	39,992	40,211
	First lien (5)(13)	SOFR(M)	4.75%	9.17%	08/2021	10/2030	21,395	21,335	21,395
								61,327	61,606	4.57%
OA Topco, L.P.(29)
OA Buyer, Inc.
Healthcare	First lien (2)(12)(13)	SOFR(M)	4.50%	8.82%	06/2024	12/2028	31,434	31,367	31,434
	First lien (2)(12)(13)	SOFR(M)	4.50%	8.82%	12/2021	12/2028	27,355	27,188	27,355
	First lien (2)(12)(13)	SOFR(M)	4.50%	8.82%	05/2022	12/2028	1,732	1,721	1,732
								60,276	60,521	4.49%
GS Acquisitionco, Inc.
Software	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.55%	08/2019	05/2028	34,628	34,576	34,628
	First lien (5)(13)	SOFR(Q)	5.25%	9.55%	08/2019	05/2028	21,241	21,209	21,241
	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.55%	08/2019	05/2028	2,901	2,895	2,901
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.25%	9.55%	03/2024	05/2028	318	318	318
								58,998	59,088	4.38%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Einstein Parent, Inc.
Software	First lien (3)(11)(13)	SOFR(Q)	6.50%	10.79%	01/2025	01/2031	$55,582	$55,039	$55,026	4.08%
OEConnection LLC
Software	First lien (2)(12)(13)	SOFR(M)	5.00%	9.32%	04/2024	04/2031	46,313	46,104	46,313
	First lien (3)(11)(13)	SOFR(M)	5.00%	9.32%	04/2024	04/2031	8,081	8,041	8,081
								54,145	54,394	4.03%
iCIMS, Inc.
Software	First lien (2)(12)(13)	SOFR(Q)	5.75%	10.04%	09/2023	08/2028	44,742	44,549	44,151
	First lien (2)(12)(13)	SOFR(Q)	6.25%	10.54%	10/2022	08/2028	7,366	7,323	7,269
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.75%	10.04%	08/2022	08/2028	388	390	383
								52,262	51,803	3.84%
Model N, Inc.
Software	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.05%	06/2024	06/2031	44,107	43,904	43,886	3.26%
Deca Dental Holdings LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)	5.75%	10.15%	08/2021	08/2028	36,998	36,788	36,672
	First lien (3)(11)(13)	SOFR(Q)	5.75%	10.15%	08/2021	08/2028	3,894	3,872	3,860
	First lien (3)(11)(13)(16) - Drawn	SOFR(Q)	5.75%	10.15%	08/2021	08/2027	3,027	2,997	3,000
								43,657	43,532	3.23%
IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(12)(13)	SOFR(M)	5.75%	10.17%	07/2021	07/2028	18,372	18,295	18,372
	First lien (3)(11)(13)	SOFR(M)	5.75%	10.17%	07/2022	07/2028	7,744	7,696	7,744
	Subordinated (3)(13)	SOFR(Q)	7.50%	11.90%	07/2022	07/2029	16,953	16,802	16,953
								42,793	43,069	3.19%
Sierra Enterprises, LLC
Food & Beverage	First lien (3)(11)(13)	SOFR(Q)	6.25%	10.54%	06/2023	05/2027	42,345	39,073	42,345	3.14%
Foreside Financial Group, LLC
Business Services	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.71%	05/2022	09/2027	37,095	36,918	37,095
	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.71%	05/2022	09/2027	4,064	4,034	4,064
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.25%	9.70%	05/2022	09/2027	601	597	601
								41,549	41,760	3.10%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.30%	05/2022	10/2028	$15,553	$15,527	$15,553
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.30%	08/2021	10/2028	11,878	11,858	11,878
	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.30%	08/2021	10/2028	6,642	6,627	6,642
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.32%	01/2022	10/2028	1,225	1,219	1,225
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.30%	01/2022	10/2028	822	817	822
	Subordinated (3)(13)	FIXED(Q)*	13.00%/PIK	13.00%	05/2023	05/2033	4,235	4,190	4,235
								40,238	40,355	2.99%
MRI Software LLC
Software	First lien (5)(13)	SOFR(Q)	4.75%	9.05%	01/2020	02/2027	21,373	21,345	21,373
	First lien (3)(11)(13)	SOFR(Q)	4.75%	9.05%	03/2021	02/2027	7,571	7,561	7,571
	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.05%	03/2021	02/2027	4,509	4,509	4,509
	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.05%	01/2020	02/2027	3,099	3,096	3,099
	First lien (3)(11)(13)	SOFR(Q)	4.75%	9.05%	01/2020	02/2027	791	790	791
	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.75%	9.05%	01/2020	02/2027	111	111	111
								37,412	37,454	2.78%
CentralSquare Technologies, LLC
Software	First lien (2)(12)(13)	SOFR(M)*	2.88%+ 3.38%/PIK	10.57%	04/2024	04/2030	36,023	35,640	36,023	2.67%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (3)(11)(13)	SOFR(Q)	5.75%	10.14%	10/2021	10/2028	36,155	35,945	35,446	2.63%
IG Investments Holdings, LLC
Business Services	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.29%	09/2021	09/2028	32,717	32,540	32,717
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.29%	03/2024	09/2028	2,536	2,534	2,536
								35,074	35,253	2.61%
Foundational Education Group, Inc.
Education	Second lien (5)(13)	SOFR(Q)	6.50%	11.05%	08/2021	08/2029	22,500	22,426	22,500
	Second lien (3)(11)(13)	SOFR(Q)	6.50%	11.05%	08/2021	08/2029	10,965	10,720	10,965
								33,146	33,465	2.48%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

TigerConnect, Inc.
Healthcare	First lien (3)(11)(13)	SOFR(Q)*	3.38% +3.38%/PIK	11.19%	02/2022	02/2028	$29,868	$29,701	$29,868
	First lien (2)(13)(16) - Drawn	SOFR(Q)*	3.38% +3.38%/PIK	11.19%	02/2022	02/2028	2,724	2,724	2,724
								32,425	32,592	2.42%
Fortis Solutions Group, LLC
Packaging	First lien (2)(12)(13)	SOFR(Q)	5.50%	9.90%	10/2021	10/2028	17,132	17,028	17,132
	First lien (3)(11)(13)	SOFR(Q)	5.50%	9.90%	10/2021	10/2028	12,330	12,260	12,330
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.50%	9.90%	10/2021	10/2027	1,287	1,274	1,287
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.50%	9.90%	06/2022	10/2028	98	99	98
	First lien (3)(13)	SOFR(Q)	5.50%	9.90%	10/2021	10/2028	79	79	79
								30,740	30,926	2.29%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (4)(13)	SOFR(Q)	5.75%	10.06%	08/2022	08/2029	22,331	22,279	22,331
	First lien (2)(12)(13)	SOFR(Q)	5.75%	10.06%	06/2024	08/2029	8,238	8,238	8,238
								30,517	30,569	2.27%
Brave Parent Holdings, Inc.
Software	First lien (5)(13)	SOFR(M)	5.00%	9.32%	11/2023	11/2030	19,969	19,883	19,969
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.32%	05/2024	11/2030	7,808	7,808	7,808
	First lien (5)(13)(16) - Drawn	SOFR(M)	5.00%	9.32%	11/2023	11/2030	1,316	1,315	1,316
	First lien (3)(13)(16) - Drawn	SOFR(M)	5.00%	9.32%	05/2024	11/2030	515	518	515
								29,524	29,608	2.20%
ACI Parent Inc.(26)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(12)(13)	SOFR(M)*	2.75% + 3.25%/PIK	10.42%	08/2021	08/2028	22,089	21,968	21,300
	First lien (3)(11)(13)	SOFR(M)*	2.75% + 3.25%/PIK	10.42%	08/2021	08/2028	4,240	4,206	4,089
	First lien (3)(11)(13)	SOFR(M)*	2.75% + 3.25%/PIK	10.42%	08/2021	08/2028	3,915	3,890	3,776
	First lien (3)(13)(16) - Drawn	SOFR(M)	5.50%	9.92%	08/2021	08/2027	282	280	272
								30,344	29,437	2.18%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

NMC Crimson Holdings, Inc.
Healthcare	First lien (3)(11)(13)	SOFR(Q)	6.09%	10.55%	03/2021	03/2028	$19,259	$19,116	$19,259
	First lien (3)(11)(13)	SOFR(Q)	6.09%	10.55%	03/2021	03/2028	5,012	4,997	5,012
	First lien (2)(12)(13)	SOFR(Q)	6.09%	10.55%	03/2021	03/2028	4,913	4,876	4,913
								28,989	29,184	2.16%
DOCS, MSO, LLC
Healthcare	First lien (3)(11)(13)	SOFR(M)	5.75%	10.17%	06/2022	06/2028	18,290	18,290	18,213
	First lien (4)(13)	SOFR(M)	5.75%	10.17%	06/2022	06/2028	6,849	6,849	6,821
	First lien (3)(11)(13)	SOFR(M)	5.75%	10.17%	02/2025	06/2028	3,380	3,355	3,366
	First lien (3)(13)(16) - Drawn	SOFR(S)	5.75%	10.13%	06/2022	06/2028	481	481	479
								28,975	28,879	2.14%
Nelipak Holding Company
Packaging	First lien (3)(11)(13)(14)	EURIBOR(Q)	5.50%	7.86%	03/2024	03/2031	€16,482	17,735	17,830
	First lien (2)(12)(13)	SOFR(Q)	5.50%	9.80%	03/2024	03/2031	$9,001	8,940	9,001
	First lien (3)(11)(13)(14)(16) - Drawn	SOFR(M)	5.50%	9.82%	03/2024	03/2031	$1,306	1,296	1,306
	First lien (3)(13)(16) - Drawn	EURIBOR(M)	5.50%	7.88%	03/2024	03/2031	€209	224	226
								28,195	28,363	2.10%
Syndigo LLC
Software	Second lien (4)(13)	SOFR(Q)	8.00%	12.55%	12/2020	12/2028	22,500	22,402	22,500
	Second lien (2)(12)(13)	SOFR(Q)	8.00%	12.55%	02/2022	12/2028	5,697	5,706	5,697
								28,108	28,197	2.09%
PetVet Care Centers, LLC
Consumer Services	First lien (3)(11)(13)	SOFR(M)	6.00%	10.32%	10/2023	11/2030	28,074	27,833	27,614	2.05%
Bullhorn, Inc.
Software	First lien (2)(12)(13)	SOFR(M)	5.00%	9.32%	09/2019	10/2029	13,206	13,172	13,206
	First lien (3)(11)(13)	SOFR(M)	5.00%	9.32%	05/2024	10/2029	8,879	8,893	8,879
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.32%	10/2021	10/2029	3,398	3,394	3,398
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.32%	09/2019	10/2029	761	759	761
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.32%	09/2019	10/2029	341	340	341
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.32%	09/2019	10/2029	272	271	272
								26,829	26,857	1.99%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Pioneer Topco I, L.P.(28)
Pioneer Buyer I, LLC
Software	First lien (3)(11)(13)	SOFR(Q)	6.00%	10.30%	03/2024	11/2028	$23,089	$23,002	$23,089
	First lien (3)(11)(13)	SOFR(Q)	6.00%	10.30%	03/2022	11/2028	2,374	2,364	2,374
								25,366	25,463	1.89%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(11)(13)	SOFR(S)	5.25%	9.72%	02/2022	02/2028	18,915	18,863	18,915
	First lien (2)(12)(13)	SOFR(S)	5.25%	9.72%	02/2022	02/2028	5,264	5,247	5,264
	First lien (3)(11)(13)	SOFR(S)	5.25%	9.72%	02/2022	02/2028	691	689	691
								24,799	24,870	1.84%
Diamond Parent Holdings Corp. (25)
Diligent Corporation
Software	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.31%	04/2024	08/2030	19,821	19,755	19,821
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.31%	04/2024	08/2030	3,398	3,387	3,398
								23,142	23,219	1.72%
PDI TA Holdings, Inc.
Software	First lien (4)(13)	SOFR(Q)	5.50%	9.79%	01/2024	02/2031	20,469	20,378	20,469
	First lien (3)(11)(13)	SOFR(Q)	5.50%	9.79%	03/2025	02/2031	513	513	513
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.50%	9.79%	01/2024	02/2031	244	243	244
								21,134	21,226	1.57%
Power Grid Holdings, Inc.
Business Products	First lien (4)(13)	SOFR(Q)	4.75%	9.05%	11/2023	12/2030	22,331	22,177	22,331	1.66%
Xactly Corporation
Software	First lien (4)(13)	SOFR(Q)	6.25%	10.66%	07/2017	07/2027	22,500	22,484	22,286	1.65%
Ambrosia Holdco Corp(32)
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(13)	SOFR(M)*	3.25%/PIK + 2.00%	9.58%	01/2024	06/2029	12,475	11,951	10,526
	First lien (3)(11)(13)	SOFR(M)*	3.25%/PIK + 2.00%	9.58%	01/2024	06/2029	10,043	9,941	8,474
	First lien (3)(11)(13)	SOFR(M)*	3.00%/PIK + 1.00%	8.32%	03/2024	06/2029	2,863	2,359	2,368
	Subordinated (2)(13)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	311	311	311
	Subordinated (3)(13)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	300	300	300
								24,862	21,979	1.63%
YLG Holdings, Inc.
Business Services	First lien (5)(13)	SOFR(Q)	4.75%	9.05%	11/2019	12/2030	21,825	21,799	21,825	1.62%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Cardinal Parent, Inc.
Software	First lien (4)	SOFR(Q)	4.50%	8.95%	10/2020	11/2027	$11,700	$11,661	$11,433
	Second lien (4)(13)	SOFR(Q)	7.75%	12.20%	11/2020	11/2028	9,767	9,712	9,655
								21,373	21,088	1.56%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(12)(13)	SOFR(S)	5.25%	9.76%	06/2021	06/2028	15,382	15,308	15,382
	First lien (2)(12)(13)	SOFR(S)	5.25%	9.62%	06/2021	06/2028	4,467	4,440	4,467
	First lien (2)(12)(13)(16) - Drawn	SOFR(S)	4.50%	8.82%	12/2024	06/2028	690	687	690
								20,435	20,539	1.52%
Oranje Holdco, Inc.
Education	First lien (3)(11)(13)	SOFR(Q)	7.75%	12.04%	02/2023	02/2029	14,880	14,745	14,880
	First lien (3)(11)(13)	SOFR(Q)	7.25%	11.54%	04/2024	02/2029	5,454	5,407	5,454
								20,152	20,334	1.51%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)(11)	SOFR(M)	6.75%	11.19%	03/2021	03/2029	20,313	20,280	20,034	1.49%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)	SOFR(Q)	6.75%	11.14%	11/2019	11/2027	22,500	22,441	16,313
	Second lien (2)(12)	SOFR(Q)	6.75%	11.14%	11/2019	11/2027	4,208	4,188	3,051
								26,629	19,364	1.44%
FS WhiteWater Holdings, LLC(27)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(13)	SOFR(Q)	5.00%	9.45%	12/2021	12/2029	8,527	8,483	8,527
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.45%	07/2022	12/2029	4,753	4,721	4,753
	First lien (5)(13)	SOFR(Q)	5.00%	9.45%	12/2021	12/2029	2,863	2,846	2,863
	First lien (5)(13)	SOFR(Q)	5.00%	9.45%	12/2021	12/2029	2,844	2,829	2,844
								18,879	18,987	1.41%
GraphPAD Software, LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.05%	06/2024	06/2031	17,856	17,815	17,856
	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.75%	9.05%	06/2024	06/2031	446	444	446
								18,259	18,302	1.36%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

AAC Lender Holdings, LLC(24)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(13)	SOFR(M)(18)*	6.75%/PIK + 0.50%	11.67%	09/2015	09/2026	$29,879	$29,842	$17,999
	First lien (3)(13)	SOFR(M)(18)*	14.50%/PIK + 0.50%	19.42%	06/2021	09/2026	1,527	1,527	—
	Subordinated (3)(13)	SOFR(Q)(18)*	1.00%/PIK	5.46%	03/2021	09/2026	5,230	—	—
								31,369	17,999	1.34%
Notorious Topco, LLC
Consumer Products	First lien (3)(11)(13)	SOFR(Q)*	4.75% + 2.50%/PIK	11.71%	11/2021	11/2027	10,096	10,058	8,553
	First lien (3)(11)(13)	SOFR(Q)*	4.75% + 2.50%/PIK	11.71%	05/2022	11/2027	9,970	9,930	8,446
	First lien (3)(11)(13)	SOFR(Q)*	4.75% + 2.50%/PIK	11.71%	11/2021	11/2027	880	874	745
	First lien (3)(13)(16) - Drawn	SOFR(Q)	6.75%	11.21%	11/2021	05/2027	235	233	199
								21,095	17,943	1.33%
Flash Charm Inc. (fka Idera, Inc.)
Software	Second lien (4)(13)	SOFR(Q)	6.75%	11.19%	06/2019	03/2029	15,091	14,967	14,319
	Second lien (3)(11)(13)	SOFR(Q)	6.75%	11.19%	04/2021	03/2029	2,012	2,006	1,909
								16,973	16,228	1.20%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(13)	SOFR(M)	4.50%	8.82%	02/2020	02/2028	14,594	14,578	14,594
	First lien (5)(13)	SOFR(M)	4.50%	8.82%	02/2024	02/2028	1,261	1,254	1,261
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)	4.50%	8.82%	02/2020	02/2028	180	179	180
								16,011	16,035	1.19%
Viper Bidco. Inc.
Software	First lien (3)(11)(13)(14)	SONIA(D)	5.00%	9.46%	11/2024	11/2031	£12,000	15,142	15,425	1.14%
Bonterra LLC
Software	First lien (3)(11)	SOFR(Q)	5.00%	9.30%	03/2025	03/2032	15,065	15,027	15,027
	First lien (3)(16) - Drawn	SOFR(Q)	5.00%	9.30%	03/2025	03/2032	266	265	265
								15,292	15,292	1.13%
Calabrio, Inc.
Software	First lien (5)(13)	SOFR(Q)	5.50%	9.81%	04/2021	04/2027	12,255	12,217	12,255
	First lien (5)(13)	SOFR(Q)	5.50%	9.81%	01/2024	04/2027	1,570	1,559	1,570
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.50%	9.81%	04/2021	04/2027	637	633	637
								14,409	14,462	1.07%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Coupa Holdings, LLC
Software	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.54%	02/2023	02/2030	$14,352	$14,212	$14,352	1.06%
Houghton Mifflin Harcourt Company
Education	First lien (3)(11)	SOFR(M)	5.25%	9.67%	10/2023	04/2029	14,447	14,091	14,300	1.06%
Convey Health Solutions, Inc.
Healthcare	First lien (3)(11)(13)	SOFR(S)*	1.00% + 4.25%/PIK	9.57%	09/2019	07/2029	13,243	13,195	12,180
	First lien (3)(11)(13)	SOFR(S)*	1.00% + 4.25%/PIK	9.57%	02/2022	07/2029	2,211	2,196	2,034
								15,391	14,214	1.05%
Daxko Acquisition Corporation
Software	First lien (3)(11)(13)	SOFR(M)	5.00%	9.32%	10/2021	10/2028	12,845	12,771	12,845
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.32%	10/2021	10/2028	1,082	1,076	1,082
	First lien (3)(13)	SOFR(M)	5.00%	9.32%	10/2021	10/2028	65	64	65
								13,911	13,992	1.04%
Baker Tilly Advisory Group, LP
Financial Services	First lien (3)(11)(13)	SOFR(M)	4.75%	9.07%	05/2024	06/2031	13,652	13,559	13,550	1.01%
CFS Management, LLC
Healthcare	First lien (3)(11)(13)	SOFR(Q)*	6.25% + 2.25%/PIK	13.06%	08/2019	09/2026	11,918	11,918	10,429
	First lien (2)(12)(13)	SOFR(Q)*	6.25% + 2.25%/PIK	13.06%	08/2019	09/2026	3,551	3,559	3,107
								15,477	13,536	1.00%
USRP Holdings, Inc.
Business Services	First lien (3)(11)(13)	SOFR(M)	5.00%	9.32%	07/2021	12/2029	6,966	6,930	6,966
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.32%	07/2021	12/2029	5,527	5,499	5,527
								12,429	12,493	0.93%
eResearchTechnology, Inc.
Healthcare	First lien (3)	SOFR(M)	4.75%	9.07%	03/2025	01/2032	11,380	11,266	11,266
	First lien (3)(16) - Drawn	SOFR(M)	4.75%	9.07%	03/2025	01/2032	107	96	107
								11,362	11,373	0.84%
Anaplan, Inc.
Software	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.30%	06/2022	06/2029	10,592	10,525	10,592	0.79%
Project Accelerate Parent, LLC
Software	First lien (5)(13)	SOFR(M)	5.25%	9.57%	02/2024	02/2031	10,493	10,446	10,493	0.78%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Specialtycare, Inc.
Healthcare	First lien (2)(12)(13)	SOFR(Q)	5.75%	10.32%	06/2021	06/2028	$10,220	$10,145	$9,927
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)	4.00%	8.44%	06/2021	06/2026	235	231	228
	First lien (3)(11)(13)	SOFR(Q)	5.75%	10.31%	06/2021	06/2028	77	75	75
								10,451	10,230	0.76%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(12)(13)	SOFR(Q)*	6.75%+ 2.00%/PIK	13.05%	07/2021	07/2027	8,514	8,472	8,514
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	13.08%	07/2021	07/2026	1,073	1,061	1,073
								9,533	9,587	0.71%
Ciklum Inc.**
Business Services	First lien (2)(12)(13)	SOFR(Q)	6.50%	10.89%	02/2024	02/2030	9,512	9,410	9,512	0.71%
Planview Parent, Inc.
Software	Second lien (3)(11)	SOFR(Q)	5.75%	10.05%	06/2024	12/2028	9,231	9,209	9,196	0.68%
Safety Borrower Holdings LLC
Software	First lien (2)(12)(13)	SOFR(M)	5.25%	9.69%	09/2021	09/2027	7,427	7,408	7,427
	First lien (3)(11)(13)	SOFR(M)	5.25%	9.69%	09/2021	09/2027	1,519	1,519	1,519
	First lien (3)(13)(16) - Drawn	P(Q)	4.25%	11.75%	09/2021	09/2027	128	127	128
								9,054	9,074	0.67%
Icefall Parent, Inc.
Software	First lien (3)(11)(13)	SOFR(Q)	6.50%	10.79%	01/2024	01/2030	8,696	8,622	8,696	0.65%
KPSKY Acquisition Inc.
Business Services	First lien (3)(11)(13)	SOFR(Q)	5.50%	9.89%	10/2021	10/2028	6,809	6,770	6,591
	First lien (3)(11)(13)	SOFR(Q)	5.50%	9.91%	06/2022	10/2028	1,146	1,138	1,109
	First lien (3)(11)(13)	SOFR(Q)	5.50%	9.89%	10/2021	10/2028	780	776	755
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.75%	10.16%	11/2023	10/2028	19	19	18
								8,703	8,473	0.63%
Park Place Technologies, LLC
Business Services	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.54%	07/2024	03/2031	7,635	7,617	7,616
	First lien (3)(13)(16) - Drawn	SOFR(M)	5.25%	9.57%	07/2024	03/2031	617	615	615
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)	5.25%	9.57%	07/2024	03/2030	210	210	210
								8,442	8,441	0.63%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Alegeus Technologies Holdings Corp.
Healthcare	First lien (3)(11)(13)	SOFR(Q)	6.75%	11.05%	10/2024	11/2029	$8,478	$8,378	$8,372	0.62%
Firebird Co-Invest L.P. (20)
Firebird Acquisition Corp, Inc.
Business Services	First lien (3)(11)(13)	SOFR(Q)*	2.25% + 2.75%/PIK	9.29%	01/2025	02/2032	8,058	8,039	8,038	0.60%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (3)(11)(13)	SOFR(M)	4.50%	8.83%	03/2024	11/2028	3,798	3,798	3,798
	First lien (3)(13)(16) - Drawn	SOFR(M)	4.75%	9.07%	03/2024	11/2028	3,315	3,300	3,315
								7,098	7,113	0.53%
Eclipse Topco, Inc. (30)
Eclipse Buyer Inc.
Software	First lien (4)(13)	SOFR(M)	4.75%	9.06%	09/2024	09/2031	7,113	7,079	7,078	0.53%
CRCI Longhorn Holdings, Inc.
Business Services	First lien (2)(12)(13)	SOFR(M)	5.00%	9.32%	08/2024	08/2031	6,500	6,469	6,467
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)	5.00%	9.32%	08/2024	08/2031	565	562	562
								7,031	7,029	0.52%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(13)	—	—	—	05/2013	—	14,500	14,500	6,525	0.48%
Legends Hospitality Holding Company, LLC
Business Services	First lien (5)(13)	SOFR(Q)*	2.75%+ 2.75%/PIK	9.83%	08/2024	08/2031	6,151	6,095	6,090
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.00%	9.32%	08/2024	08/2030	333	329	329
								6,424	6,419	0.48%
Next Holdco, LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.55%	11/2023	11/2030	6,312	6,276	6,312	0.47%
Greenway Health, LLC
Healthcare	First lien (3)(11)(13)	SOFR(Q)	6.75%	11.05%	12/2023	04/2029	6,286	6,210	6,286	0.47%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First lien (3)(11)(13)	SOFR(Q)	7.00%	11.48%	05/2021	05/2027	6,086	6,061	6,086	0.45%
NC Topco, LLC
Software	First lien (2)(12)(13)	SOFR(M)*	2.50% + 2.75%/PIK	9.57%	08/2024	09/2031	5,879	5,851	5,849	0.43%
Healthspan Buyer, LLC
Healthcare	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.55%	10/2023	10/2030	5,056	5,013	5,056	0.38%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Adelaide Borrower, LLC**
Software	First lien (3)(11)(13)	SOFR(Q)	6.25%	10.55%	05/2024	05/2030	$4,698	$4,657	$4,698	0.35%
Logrhythm, Inc.
Software	First lien (3)(13)	SOFR(Q)	7.50%	11.81%	07/2024	07/2029	4,196	4,140	4,127	0.31%
CommerceHub, Inc.
Software	First lien (3)(11)(13)	SOFR(Q)	6.25%	10.56%	06/2023	12/2027	3,910	3,621	3,910	0.29%
Kene Acquisition, Inc.
Business Services	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.54%	02/2024	02/2031	3,500	3,470	3,500
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.25%	9.54%	02/2024	02/2031	162	160	162
								3,630	3,662	0.27%
RLG Holdings, LLC
Packaging	First lien (2)(12)	SOFR(M)	5.00%	9.32%	06/2024	07/2028	3,959	3,959	3,660	0.27%
AI Altius US Bidco, Inc.
Business Services	First lien (3)(11)(13)	SOFR(S)	4.75%	9.03%	05/2024	12/2028	3,062	3,049	3,062	0.23%
Galway Borrower LLC
Business Services	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.50%	8.80%	04/2024	09/2028	1,801	1,775	1,783
	First lien (2)(12)(13)	SOFR(Q)	4.50%	8.80%	04/2024	09/2028	1,087	1,081	1,077
								2,856	2,860	0.21%
DCA Investment Holding, LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)	6.41%	10.70%	03/2021	04/2028	1,799	1,794	1,761
	First lien (3)(11)(13)	SOFR(Q)	6.50%	10.80%	12/2022	04/2028	1,008	998	988
								2,792	2,749	0.20%
Compsych Investments Corp.
Business Services	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.04%	07/2024	07/2031	1,162	1,159	1,159	0.09%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(11)(13)	SOFR(M)	5.25%	9.57%	05/2024	10/2029	1,047	1,042	1,047	0.08%
Beacon Pointe Harmony, LLC
Financial Services	First lien (3)(13)(16) - Drawn	SOFR(S)	4.75%	9.18%	06/2024	12/2028	466	462	466	0.03%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(2)(13)	—	—	—	06/2024	06/2029	152	152	152
	Trust Claim(3)(13)	—	—	—	06/2024	06/2029	52	52	52
								204	204	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

PPVA Fund, L.P.
Business Services	Collateralized Financing (18)(19)	—	—	—	11/2014	—	$—	$—	$—	—%
Total Funded Debt Investments - United States								$2,025,041	$1,992,883	147.81%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (3)(11)(13)	SOFR(M)	8.25%	12.69%	10/2019	10/2027	$34,459	$34,345	$34,459	2.56%
Total Funded Debt Investments - United Kingdom								$34,345	$34,459	2.56%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First lien (3)(11)(13)	SOFR(S)*	3.50%+ 2.00%/PIK	9.76%	07/2024	07/2031	$19,617	$19,564	$19,519	1.45%
Total Funded Debt Investments - Jersey								$19,564	$19,519	1.45%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.29%	12/2022	12/2029	$3,437	$3,398	$3,437
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.29%	12/2023	12/2029	1,338	1,327	1,338
								4,725	4,775	0.35%
Total Funded Debt Investments - Australia								$4,725	$4,775	0.35%
Total Funded Debt Investments								$2,083,675	$2,051,636	152.17%
Equity - United States
Dealer Tire Holdings, LLC
Distribution & Logistics	Preferred shares (3)(11)(13)	FIXED(A)*	7.00%/PIK	7.00%	09/2021	—	56,271	$75,928	$78,578	5.83%
Symplr Software Intermediate Holdings, Inc.
Healthcare	Preferred shares (4)(13)	SOFR(Q)*	10.50%/PIK	14.94%	11/2018	—	7,500	16,979	16,815
	Preferred shares (3)(11)(13)	SOFR(Q)*	10.50%/PIK	14.94	11/2018	—	2,586	5,853	5,797
								22,832	22,612	1.68%
ACI Parent Inc.(26)
Healthcare	Preferred shares (3)(13)	FIXED(Q)*	11.75%/PIK	11.75%	8/2/2021	—	12,500	18,982	16,872	1.25%
Project Essential Super Parent, Inc.
Software	Preferred shares (3)(13)	SOFR(Q)*	9.50%/PIK	13.95%	04/2021	—	10,000	16,492	15,548	1.15%
OA Topco, L.P.(29)
Healthcare	Ordinary shares (3)(13)	—	—	—	12/2021	—	2,000,000	2,000	14,980	1.11%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Diamond Parent Holdings Corp. (25)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(13)	FIXED(S)*	10.50%/PIK	10.50%	04/2021	—	10,000	$14,912	$14,364	1.07%
Knockout Intermediate Holdings I Inc.
Software	Preferred shares (3)(13)	SOFR(S)*	10.75%/PIK	15.03%	06/2022	—	7,376	13,143	13,236	0.98%
HBWM Holdings, LLC
Financial Services	Ordinary shares (9)(13)	FIXED(Q)*	4.00%	4.00%	09/2021	—	47,114	4,733	9,532	0.71%
Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.)
Packaging	Preferred shares (3)(13)	FIXED(A)*	15.00%/PIK	15.00%	05/2024	—	2,900	2,900	2,900
	Preferred shares (3)(13)	FIXED(A)(18)*	11.50%/PIK	11.50%	05/2024	—	3,691	2,565	2,702
	Ordinary shares (3)(13)	—	—	—	05/2024	—	290	145	305
								5,610	5,907	0.44%
FS WhiteWater Holdings, LLC(27)
Consumer Services	Ordinary shares (5)(13)	—	—	—	12/2021	—	50,000	5,000	4,655	0.35%
Firebird Co-Invest L.P.(20)
Business Services	LP Interest (3)(13)	—	—	—	01/2025	—	3,358,474	3,358	3,358	0.25%
Ambrosia Holdco Corp. (32)
Distribution & Logistics	Ordinary shares (2)(13)	—	—	—	01/2024	—	126,536	1,348	1,291
	Ordinary shares (3)(13)	—	—	—	01/2024	—	122,044	1,300	1,245
								2,648	2,536	0.19%
Pioneer Topco I, L.P.(28)
Software	Ordinary shares (10)(13)	—	—	—	11/2021	—	199,980	2,000	2,000	0.15%
Eclipse Topco, Inc.(30)
Software	Preferred shares (4)(13)	FIXED(S)*	12.50%/PIK	12.50%	09/2024	—	190	1,952	1,952	0.14%
GEDC Equity, LLC
Healthcare	Participation Interest(3)(13)	—	—	—	06/2023	—	190	190	50	0.00%
Ancora Acquisition LLC
Education	Preferred shares (7)(13)	—	—	—	08/2013	—	372	83	—	—%
AAC Lender Holdings, LLC(24)
Education	Ordinary shares (3)(13)	—	—	—	03/2021	—	758	—	—	—%
Total Shares - United States								$189,863	$206,180	15.30%
Total Shares								$189,863	$206,180	15.30%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Structured Finance Obligations - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations (3)(13)	SOFR(S)	7.00%	11.46%	11/2024	01/2037	3,232	$3,232	$3,232	0.24%
Total Structured Finance Obligations - United States								$3,232	$3,232	0.24%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants (2)(13)	—	—	—	06/2024	06/2029	138,622	$183	$272
	Warrants (3)(13)	—	—	—	06/2024	06/2029	47,459	63	93
								$246	$365	0.03%
Total Warrants - United States								$246	$365	0.03%
Total Funded Investments								$2,277,016	$2,261,413	167.74%
Unfunded Debt Investments - United States
Associations, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	07/2028	$2,884	$(1)	$29
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	07/2028	800	—	—
								(1)	29	0.00%
Beacon Pointe Harmony, LLC
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	12/2025	1,685	—	—	—%
AAC Lender Holdings, LLC(24)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(13)(16) - Undrawn	—	—	—	01/2021	09/2026	2,652	—	—	—%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)(13)(16) - Undrawn	—	—	—	10/2024	10/2026	2,695	—	—	—%
DOXA Insurance Holdings LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	3,046	—	—	—%
AI Altius US Bidco, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	3,077	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Higginbotham Insurance Agency, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	$4,665	$—	$—	—%
Riskonnect Parent, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	6,349	—	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(13)(16) - Undrawn	—	—	—	07/2021	07/2026	113	(1)	—	—%
Safety Borrower Holdings LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	09/2021	09/2027	384	(2)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	578	(3)	—	—%
Next Holdco, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2025	903	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2029	339	(3)	—
								(3)	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	05/2021	05/2027	417	(4)	—	—%
Bullhorn, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	1,847	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	09/2019	10/2029	935	(4)	—
								(4)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	08/2022	08/2029	486	(5)	—	—%
Kene Acquisition, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2026	1,398	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2031	468	(5)	—
								(5)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Calabrio, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	04/2021	04/2027	$850	$(6)	$—	—%
Wealth Enhancement Group, LLC
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	08/2021	10/2028	2,040	(6)	—	—%
Adelaide Borrower, LLC**
Software	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	1,048	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2030	667	(7)	—
								(7)	—	—%
Icefall Parent, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	01/2024	01/2030	828	(8)	—	—%
Project Accelerate Parent, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2031	1,510	(8)	—	—%
PDI TA Holdings, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	01/2024	02/2031	1,586	(8)	—
	First lien (4)(13)(16) - Undrawn	—	—	—	01/2024	02/2026	1,865	—	—
								(8)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(13)(16) - Undrawn	—	—	—	02/2020	02/2028	1,619	(8)	—	—%
USRP Holdings, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2021	12/2029	893	(9)	—	—%
MRI Software LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	01/2020	02/2027	1,891	(9)	—	—%
Daxko Acquisition Corporation
Software	First lien (3)(13)(16) - Undrawn	—	—	—	10/2021	10/2028	986	(10)	—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	02/2022	02/2028	1,969	(10)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Healthspan Buyer, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	10/2023	10/2030	$1,229	$(12)	$—	—%
Coupa Holdings, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	02/2023	08/2025	1,291	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2023	02/2029	989	(12)	—
								(12)	—	—%
Brave Parent Holdings, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2025	376	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2030	1,594	(6)	—
	First lien (5)(13)(16) - Undrawn	—	—	—	11/2023	05/2025	963	(7)	—
								(13)	—	—%
FS WhiteWater Holdings, LLC(27)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	03/2025	03/2027	909	—	—
	First lien (5)(13)(16) - Undrawn	—	—	—	03/2025	03/2027	2,723	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	12/2021	12/2029	1,400	(14)	—
								(14)	—	—%
GraphPAD Software, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	06/2031	1,682	(4)	—
	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	06/2026	4,038	(10)	—
								(14)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(12)(13)(16) - Undrawn	—	—	—	12/2024	04/2025	95	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	06/2021	06/2028	1,501	(15)	—
								(15)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First lien (3)(13)(16) - Undrawn	—	—	—	06/2022	06/2025	$3,262	$—	$—
	First lien (3)(13)(16) - Undrawn	—	—	—	10/2021	10/2027	1,573	(16)	—
								(16)	—	—%
Nelipak Holding Company
Packaging	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2027	$3,501	—	—
	First lien (3)(11)(13)(14)(16) - Undrawn	—	—	—	03/2024	03/2027	€6,411	—	—
	First lien (3)(11)(13)(14)(16) - Undrawn	—	—	—	03/2024	03/2031	€987	(7)	—
	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2031	$1,306	(10)	—
								(17)	—	—%
Foreside Financial Group, LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	3,312	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2022	09/2027	1,710	(17)	—
								(17)	—	—%
Diamond Parent Holdings Corp. (25)
Diligent Corporation
Software	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	08/2030	2,265	(8)	—
	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	04/2026	3,398	(13)	—
								(21)	—	—%
Oranje Holdco, Inc.
Education	First lien (3)(13)(16) - Undrawn	—	—	—	02/2023	02/2029	1,860	(23)	—	—%
OEConnection LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	04/2031	5,063	(25)	—	—%
Pioneer Topco I, L.P.(28)
Pioneer Buyer I, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	11/2021	11/2027	3,284	(26)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

GS Acquisitionco, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	$1,120	$—	$—
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2019	05/2028	4,821	(26)	—
								(26)	—	—%
Infogain Corporation
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2021	07/2026	3,827	(29)	—	—%
GC Waves Holdings, Inc.
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	10/2019	10/2030	3,951	(30)	—	—%
OA Topco, L.P.(29)
OA Buyer, Inc.
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	12/2021	12/2028	3,600	(36)	—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	12/2021	12/2027	3,659	(37)	—	—%
Ciklum Inc.**
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	08/2025	11,955	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2030	2,989	(37)	—
								(37)	—	—%
IG Investments Holdings, LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	09/2021	09/2028	3,780	(38)	—	—%
Power Grid Holdings, Inc.
Business Products	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	12/2030	4,289	(43)	—	—%
TigerConnect, Inc.
Healthcare	First lien (2)(13)(16) - Undrawn	—	—	—	02/2022	12/2025	1,017	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2022	02/2028	4,267	(43)	—
								(43)	—	—%
CentralSquare Technologies, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	04/2030	3,980	(50)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Compsych Investments Corp.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	07/2027	$333	$—	$(1)	(0.00)%
Park Place Technologies, LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	09/2025	583	(1)	(1)
	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	03/2030	691	(2)	(2)
								(3)	(3)	(0.00)%
Bonterra LLC
Software	First lien (3)(16) - Undrawn	—	—	—	03/2025	03/2027	1,629	—	—
	First lien (3)(16) - Undrawn	—	—	—	03/2025	03/2032	1,363	(3)	(3)
								(3)	(3)	(0.00)%
Firebird Co-Invest L.P. (20)
Firebird Acquisition Corp, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	01/2025	02/2028	4,740	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	01/2025	02/2032	1,422	(4)	(4)
								(4)	(4)	(0.00)%
Logrhythm, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	07/2029	420	(6)	(7)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First lien (5)(13)(16) - Undrawn	—	—	—	08/2024	08/2026	358	—	(4)
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2030	383	(4)	(4)
								(4)	(8)	(0.00)%
DOCS, MSO, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	06/2022	06/2028	1,924	—	(8)	(0.00)%
Specialtycare, Inc.
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	06/2021	06/2026	324	(5)	(9)	(0.00)%
Xactly Corporation
Software	First lien (3)(13)(16) - Undrawn	—	—	—	07/2017	07/2027	992	(10)	(9)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

CRCI Longhorn Holdings, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2031	$521	$(3)	$(3)
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2026	1,629	—	(8)
								(3)	(11)	(0.00)%
NC Topco, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	09/2031	669	(3)	(3)
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2026	1,672	—	(8)
								(3)	(11)	(0.00)%
Eclipse Topco, Inc. (30)
Eclipse Buyer Inc.
Software	First lien (4)(13)(16) - Undrawn	—	—	—	09/2024	09/2026	1,206	—	(6)
	First lien (3)(13)(16) - Undrawn	—	—	—	09/2024	09/2031	4,190	(21)	(21)
								(21)	(27)	(0.00)%
eResearchTechnology, Inc.
Healthcare	First lien (3)(16) - Undrawn	—	—	—	03/2025	03/2026	1,889	(9)	(9)
	First lien (3)(16) - Undrawn	—	—	—	03/2025	01/2027	2,040	—	(11)
	First lien (3)(16) - Undrawn	—	—	—	03/2025	10/2031	1,074	(11)	(11)
								(20)	(31)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	06/2026	2,065	—	(15)
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	06/2030	2,894	(22)	(22)
								(22)	(37)	(0.00)%
Viper Bidco. Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	11/2024	11/2026	4,150	—	(21)
	First lien (3)(13)(16) - Undrawn	—	—	—	11/2024	11/2031	3,320	(17)	(17)
								(17)	(38)	(0.00)%
iCIMS, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	08/2022	08/2028	3,142	(27)	(41)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

KPSKY Acquisition Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2025	$1,568	$—	$(45)	(0.00)%
Einstein Parent, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	01/2025	01/2031	5,750	(57)	(57)	(0.00)%
Model N, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	06/2031	4,825	(24)	(24)
	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	06/2026	9,047	—	(45)
								(24)	(69)	(0.01)%
ACI Parent Inc.(26)
ACI Group Holdings, Inc.
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	08/2021	08/2027	2,071	(21)	(74)	(0.01)%
Notorious Topco, LLC
Consumer Products	First lien (3)(13)(16) - Undrawn	—	—	—	11/2021	05/2027	646	(5)	(99)	(0.01)%
PetVet Care Centers, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	10/2023	11/2025	3,708	—	(61)
	First lien (3)(13)(16) - Undrawn	—	—	—	10/2023	11/2029	3,708	(37)	(61)
								(37)	(122)	(0.01)%
Total Unfunded Debt Investments - United States								$(1,003)	$(685)	(0.04)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	12/2022	12/2028	$320	$(5)	$—	—%
Total Unfunded Debt Investments - Australia								(5)	—	—%
Total Unfunded Debt Investments								(1,008)	(685)	(0.04)%
Total Non-Controlled/Non-Affiliated Investments								2,276,008	2,260,728	167.70%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Affiliated Investments (33)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (21)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(13)	SOFR(Q)*	13.50%/PIK	17.80%	12/2020	01/2028	$23,277	$23,214	$23,277	1.73%
Eagle Infrastructure Super HoldCo, LLC (31)
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.)
Business Services	First lien (2)(12)(13)	SOFR(Q)	7.50%	11.95%	03/2023	04/2028	10,628	10,628	10,628
	First lien (3)(13)	SOFR(Q)	7.50%	11.95%	03/2023	04/2028	340	340	340
								10,968	10,968	0.81%
Permian Holdco 3, Inc.
Permian Trust
Energy	Trust Claim(8)(13)	FIXED(Q)(18)*	10.00%/PIK	10.00%	03/2021	—	247	—	—
	First lien (3)(13)	SOFR(Q)(18)*	10.00%/PIK	11.00%	07/2020	—	3,409	—	—
								—	—	—%
Total Funded Debt Investments - United States								$34,182	$34,245	2.54%
Equity - United States
TVG-Edmentum Holdings, LLC(21)
Education	Ordinary shares (3)(13)	FIXED(Q)*	12.00%/PIK	12.00%	12/2020	—	48,899	$68,051	$59,136
	Preferred shares (3)(13)	FIXED(Q)*	15.00%/PIK	15.00%	05/2024	—	3,480	7,807	7,808
								75,858	66,944	4.97%
Eagle Infrastructure Super HoldCo, LLC
Business Services	Ordinary shares (3)(13)	—	—	—	03/2023	—	72,536	4,104	7,369	0.55%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(13)	—	—	—	07/2017	—	25,000,000	11,501	1,799
	Ordinary shares (3)(13)	—	—	—	07/2017	—	2,786,000	1,282	201
								12,783	2,000	0.15%
Total Shares - United States								$92,745	$76,313	5.67%
Total Non-Controlled/Affiliated Investments								$126,927	$110,558	8.21%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Controlled Investments (34)
Funded Debt Investments - United States
New Benevis Topco, LLC (23)
New Benevis Holdco, Inc.
Healthcare	First lien (2)(13)	FIXED(Q)*	12.00%/PIK	12.00%	10/2020	10/2026	$47,496	$47,496	$47,496
	First lien (3)(11)(13)	FIXED(Q)*	12.00%/PIK	12.00%	10/2020	10/2026	36,948	36,948	36,948
	Subordinated (3)(13)	FIXED(M)*	12.00%/PIK	12.00%	10/2020	10/2026	24,535	23,776	19,628
								108,220	104,072	7.72%
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(11)(13)	SOFR(Q)	9.00%	13.56%	10/2020	12/2027	23,336	23,336	23,336
	First lien (3)(11)(13)(16) - Drawn	SOFR(Q)	6.00%	10.56%	10/2020	12/2027	22,184	22,184	22,184
								45,520	45,520	3.38%
NHME Holdings Corp. (22)
National HME, Inc.
Healthcare	Second lien (3)(13)	SOFR(Q)(18)*	5.00%/PIK	9.57%	11/27/2018	11/2025	8,281	7,872	3,000	0.00%
Total Funded Debt Investments - United States								$161,612	$152,592	11.32%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(13)	—	—	—	05/2018	—	—	$160,000	$160,000	11.87%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(13)	—	—	—	05/2021	—	—	112,400	112,400	8.34%
NM NL Holdings, L.P.**
Net Lease	Membership interest (6)(13)	—	—	—	06/2018	—	—	74,248	105,211	7.80%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(13)	FIXED(Q)*	20.00%/PIK	20.00%	08/2018	—	55,705,117	52,381	45,347
	Preferred shares (3)(13)	—	—	—	06/2017	—	80,994,293	29,318	21,388
	Preferred shares (2)(13)	—	—	—	01/2015	—	29,326,545	26,946	—
	Preferred shares (3)(13)	—	—	—	01/2015	—	141,354,439	7,447	—
	Ordinary shares (2)(13)	—	—	—	01/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(13)	—	—	—	01/2015	—	9,236,492	532	—
								118,549	66,735	4.95%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

New Benevis Topco, LLC (23)
Healthcare	Ordinary shares (2)(13)	—	—	—	10/2020	—	325,516	$27,154	$27,697
	Ordinary shares (3)(13)	—	—	—	10/2020	—	152,548	12,768	12,980
								39,922	40,677	3.02%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(13)	—	—	—	10/2020	—	100	11,155	16,000	1.19%
NM YI, LLC
Net Lease	Membership interest (6)(13)	—	—	—	09/2019	—	—	6,272	8,927	0.66%
NM GP Holdco, LLC**
Net Lease	Membership interest (6)(13)	—	—	—	06/2018	—	—	850	383	0.03%
NHME Holdings Corp.(22)
Healthcare	Ordinary shares (3)(13)	—	—	—	11/2018	—	640,000	4,000	—	—%
Total Shares - United States								$527,396	$510,333	37.86%
Total Shares								$527,396	$510,333	37.86%
Warrants - United States
NHME Holdings Corp. (22)
Healthcare	Warrants (3)(13)	—	—	—	11/2018	01/2033	160,000	$1,000	$—	—%
Total Warrants - United States								$1,000	$—	—%
Total Funded Investments								$690,008	$662,925	49.18%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(13)(16) - Undrawn	—	—	—	10/2020	12/2027	$9,710	$—	$—	—%
Total Unfunded Debt Investments - United States								$—	$—	—%
Total Controlled Investments								$690,008	$662,925	49.18%
Total Investments								$3,092,943	$3,034,211	225.09%

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
March 31, 2025
(in thousands, except shares)
(unaudited)

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
(14)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of March 31, 2025, the par value U.S. dollar equivalent of the Viper Bidco, Inc. first lien term loans is $15,503 and the Nelipak Holding Company first lien term loan, undrawn delayed draw term loan, undrawn revolver and drawn revolver is $17,830, $6,935, $1,068 and $226, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
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
(17)Total Coupon is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest and dividends at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA) and Euro Interbank Offered Rate (EURIBOR) and which resets daily (D), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current coupon rate provided reflects the rate in effect as of March 31, 2025.
(18)Investment is on non-accrual status. See Note 3. Investments, for details.
(19)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $13,500 as of March 31, 2025. See Note 2. Summary of Significant Accounting Policies, for details.
(20)The Company holds a LP Interest in Firebird Co-Invest L.P. and holds a first lien term loan, a first lien delayed and a first lien revolver in Firebird Acquisition Corp, Inc., a wholly-owned subsidiary of Firebird Co-Invest L.P. .
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
(27)The Company holds ordinary shares in FS WhiteWater Holdings, LLC, and a first lien term loan, a first lien revolver, and five first lien delayed draws in FS WhiteWater Borrower, LLC, a partially-owned subsidiary of FS WhiteWater Holdings, LLC.
(28)The Company holds ordinary shares in Pioneer Topco I, L.P., and two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, a wholly-owned subsidiary of Pioneer Topco I, L.P.
(29)The Company holds ordinary shares in OA Topco, L.P., and three first lien term loans and a first lien revolver in OA Buyer, Inc., a wholly-owned subsidiary of OA Topco, L.P.
(30)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc.
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

(33)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2025 and December 31, 2024, along with transactions during the three months ended March 31, 2025 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2025	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.) / Eagle Infrastructure Super HoldCo, LLC	$19,156	$—	$—	$(819)	$18,337	$—	$327	$—	$—
Sierra Hamilton Holdings Corporation	2,000	—	—	—	2,000	—	—	—	—
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	91,620	2,673	—	(4,072)	90,221	—	991	1,683	63
Total Non-Controlled/Affiliated Investments	$112,776	$2,673	$—	$(4,891)	$110,558	$—	$1,318	$1,683	$63

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

(34)    Denotes investments in which the Company "controls", as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of March 31, 2025 and December 31, 2024, along with transactions during the three months ended March 31, 2025 in which the issuer was a controlled investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2024	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2025	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
National HME, Inc./NHME Holdings Corp.	$3,000	$—	$—	$—	$3,000	$—	$—	$—	$—
New Benevis Topco, LLC / New Benevis Holdco, Inc.	140,102	6,055	—	(1,408)	144,749	—	3,311	—	1,383
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	63,076	1,345	—	(2,901)	61,520	—	1,346	—	125
NM NL Holdings, L.P.	104,512	—	—	699	105,211	—	—	2,225	—
NM GP Holdco, LLC	322	—	—	61	383	—	—	13	—
NM YI LLC	9,960	—	—	(1,033)	8,927	—	—	226	—
NMFC Senior Loan Program III LLC	160,000	—	—	—	160,000	—	—	5,800	—
NMFC Senior Loan Program IV LLC	112,400	—	—	—	112,400	—	—	3,934	—
UniTek Global Services, Inc.	107,524	63,603	(60,582)	(43,810)	66,735	38,899	516	2,071	320
Total Controlled Investments	$700,896	$71,003	$(60,582)	$(48,392)	$662,925	$38,899	$5,173	$14,269	$1,828

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
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2025, 14.2% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2025
(unaudited)

March 31, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	64.56%
Second lien	5.72%
Subordinated	3.46%
Structured Finance Obligations	0.11%
Equity and other	26.15%
Total investments	100.00%

March 31, 2025
Industry Type	Percent of Total Investments at Fair Value
Software	27.51%
Healthcare	17.45%
Business Services	14.69%
Investment Funds (includes investments in joint ventures)	9.08%
Consumer Services	6.21%
Education	5.81%
Financial Services	4.14%
Distribution & Logistics	3.93%
Net Lease	3.77%
Packaging	2.27%
Energy	2.09%
Food & Beverage	1.40%
Business Products	0.74%
Consumer Products	0.59%
Specialty Chemicals & Materials	0.32%
Total investments	100.00%

March 31, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	86.50%
Fixed rates	13.50%
Total investments	100.00%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
ACI Parent Inc.(26)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(12)(13)	SOFR(M)*	2.75%+ 3.25%/PIK	10.46%	08/2021	08/2028	$21,910	$21,782	$21,266
	First lien (3)(11)(13)	SOFR(M)*	2.75% + 3.25%/PIK	10.46%	08/2021	08/2028	4,206	4,170	4,082
	First lien (3)(11)(13)	SOFR(M)*	2.75% +3.25%/PIK	10.46%	08/2021	08/2028	3,884	3,858	3,769
	First lien (3)(13)(16) - Drawn	SOFR(M)	5.50%	9.96%	08/2021	08/2027	235	233	228
								30,043	29,345	2.16%
NMC Crimson Holdings, Inc.
Healthcare	First lien (3)(11)(13)	SOFR(Q)	6.09%	10.85%	03/2021	03/2028	19,259	19,106	19,259
	First lien (3)(11)(13)	SOFR(Q)	6.09%	10.69%	03/2021	03/2028	5,012	4,996	5,012
	First lien (2)(12)(13)	SOFR(Q)	6.09%	10.85%	03/2021	03/2028	4,913	4,874	4,913
								28,976	29,184	2.15%
Syndigo LLC
Software	Second lien (4)(13)	SOFR(Q)	8.00%	12.89%	12/2020	12/2028	22,500	22,397	22,500
	Second lien (2)(12)(13)	SOFR(Q)	8.00%	12.89%	02/2022	12/2028	5,697	5,706	5,697
								28,103	28,197	2.07%
PetVet Care Centers, LLC
Consumer Services	First lien (2)(12)(13)	SOFR(M)	6.00%	10.36%	10/2023	11/2030	28,145	27,895	28,145	2.07%
Nelipak Holding Company
Packaging	First lien (3)(11)(13)(14)	EURIBOR(M)	5.50%	8.36%	03/2024	03/2031	16,523	17,776	17,108
	First lien (2)(12)(13)	SOFR(M)	5.50%	9.86%	03/2024	03/2031	9,023	8,961	9,023
	First lien (3)(11)(13)(14)(16) - Drawn	SOFR(M)	5.50%	9.86%	03/2024	03/2031	1,097	1,089	1,097
	First lien (3)(13)(16) - Drawn	EURIBOR(M)	5.50%	8.32%	03/2024	03/2031	392	406	405
								28,232	27,633	2.03%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Groundworks, LLC
Business Services	First lien (4)	SOFR(M)	3.25%	7.65%	03/2024	03/2031	$18,908	$18,734	$19,034
	First lien (4)(16) - Drawn	SOFR(M)	3.25%	7.65%	03/2024	03/2031	557	552	560
								19,286	19,594	1.44%
Notorious Topco, LLC
Consumer Products	First lien (3)(11)(13)	SOFR(Q)*	4.75% + 2.50%/PIK	11.91%	11/2021	11/2027	10,058	10,017	9,241
	First lien (3)(11)(13)	SOFR(Q)*	4.75% +2.50%/PIK	11.91%	05/2022	11/2027	9,932	9,889	9,126
	First lien (3)(11)(13)	SOFR(Q)*	4.75% + 2.50%/PIK	11.91%	11/2021	11/2027	877	870	805
								20,776	19,172	1.41%
GraphPAD Software, LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.08%	06/2024	06/2031	17,901	17,858	17,856
	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.75%	9.08%	06/2024	06/2031	448	445	446
								18,303	18,302	1.35%
AAC Lender Holdings, LLC(24)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(13)	SOFR(M)(18)*	6.75%/PIK + 0.50%	11.90%	09/2015	09/2026	29,879	29,843	17,999
	First lien (3)(13)	SOFR(M)(18)*	14.50%/PIK + 0.50%	19.65%	06/2021	09/2026	1,527	1,527	—
	Subordinated (3)(13)	SOFR(Q)(18)*	1.00%/PIK	5.74%	03/2021	09/2026	5,230	—	—
								31,370	17,999	1.32%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)	SOFR(Q)	6.75%	11.44%	11/2019	11/2027	22,500	22,441	14,513
	Second lien (2)(12)	SOFR(Q)	6.75%	11.44%	11/2019	11/2027	4,208	4,188	2,714
								26,629	17,227	1.27%
Avalara, Inc.
Software	First lien (3)(11)(13)	SOFR(Q)	6.25%	10.58%	10/2022	10/2028	17,198	17,045	17,198	1.27%
Idera, Inc.
Software	Second lien (4)(13)	SOFR(Q)	6.75%	11.47%	06/2019	03/2029	15,091	14,961	15,091
	Second lien (3)(11)(13)	SOFR(Q)	6.75%	11.47%	04/2021	03/2029	2,012	2,006	2,012
								16,967	17,103	1.26%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Park Place Technologies, LLC
Business Services	First lien (2)(12)(13)	SOFR(M)	5.25%	9.61%	07/2024	03/2031	$7,654	$7,635	$7,635
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)	5.25%	9.80%	07/2024	03/2030	258	258	258
								7,893	7,893	0.58%
Eclipse Topco, Inc. (33)
Eclipse Buyer Inc.
Software	First lien (4)(13)	SOFR(M)	4.75%	9.26%	09/2024	09/2031	7,113	7,078	7,078	0.52%
CRCI Longhorn Holdings, Inc.
Business Services	First lien (2)(12)(13)	SOFR(M)	5.00%	9.36%	08/2024	08/2031	6,516	6,484	6,483
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)	5.00%	9.36%	08/2024	08/2031	489	486	486
								6,970	6,969	0.51%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(13)	—	—	—	05/2013	—	14,500	14,500	6,525	0.48%
Greenway Health, LLC
Healthcare	First lien (3)(11)(13)	SOFR(Q)	6.75%	11.08%	12/2023	04/2029	6,302	6,221	6,302	0.46%
Legends Hospitality Holding Company, LLC
Business Services	First lien (5)(13)	SOFR(Q)*	2.75%+ 2.75%/PIK	10.02%	08/2024	08/2031	6,124	6,065	6,062
	First lien (3)(13)(16) - Drawn	SOFR(M)	5.00%	9.41%	08/2024	08/2030	72	71	71
								6,136	6,133	0.45%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (3)(11)(13)	SOFR(M)	4.50%	8.86%	03/2024	11/2028	3,808	3,808	3,808
	First lien (3)(13)(16) - Drawn	SOFR(M)	4.75%	9.11%	03/2024	11/2028	2,313	2,302	2,313
								6,110	6,121	0.45%
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.) (20)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First lien (3)(11)(13)	SOFR(S)	7.00%	12.08%	05/2021	05/2027	6,109	6,081	6,109	0.45%
NC Topco, LLC
Software	First lien (2)(12)(13)	SOFR(M)*	2.50% + 2.75%/PIK	9.61%	08/2024	09/2031	5,853	5,825	5,824	0.43%
Healthspan Buyer, LLC
Healthcare	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.58%	10/2023	10/2030	5,069	5,025	5,069	0.37%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

March 31, 2025
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through March 31, 2025, NMFC has raised approximately $1,034,550 in net proceeds from additional offerings of its common stock.
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
•NMF Ancora Holdings, Inc. ("NMF Ancora"), NMF QID NGL Holdings, Inc. ("NMF QID"), NMF YP Holdings, Inc. ("NMF YP"), NMF Permian Holdings, LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB"), NMF TRM, LLC ("NMF TRM"), NMF Pioneer, Inc. ("NMF Pioneer") and NMF OEC, Inc. ("NMF OEC"), which are treated as corporations for U.S. federal income tax purposes and are intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity related investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); the Company consolidates these corporations for accounting purposes but the corporations are not consolidated for U.S federal income tax purposes and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.
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
Similar to the Company, the investment objective of SBIC I and SBIC II is to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of March 31, 2025, the Company’s top five industry concentrations were software, healthcare, business services, investment funds (which includes the Company's investments in its joint ventures) and consumer services.
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
The Company’s interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2025.
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments as of March 31, 2025 are disclosed on the Company's Consolidated Schedule of Investments.
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

Below is certain summarized property information for NMNLC as of March 31, 2025:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2025
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$105,594
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,927
					$114,521
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2025 and December 31, 2024, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $13,500 and $13,500, respectively. The collateralized agreement to resell is on non-accrual status. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2025 and December 31, 2024. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized PIK and non-cash interest from investments of $7,588 and $9,654, respectively, and PIK and non-cash dividends from investments of $8,188 and $7,424, respectively.
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
The following table summarizes the current income tax (benefit) expense, deferred income tax provision and total income tax provision, for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Current income tax (benefit) expense	$(19)	$1
Deferred income tax provision	22	637
Total income tax provision	$3	$638
As of March 31, 2025 and December 31, 2024, the Company had $1,432 and $1,410, respectively, of deferred tax liabilities, primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Stock repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding shares of common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On October 23, 2024, the Company's board of directors extended the Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2025 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three months ended March 31, 2025 and March 31, 2024, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 outstanding shares of its common stock under the Repurchase Program.
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
Note 3. Investments
At March 31, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,975,174	$1,959,038
Second lien	186,274	173,598
Subordinated	116,809	104,948
Structured Finance Obligations	3,232	3,232
Equity and other	811,454	793,395
Total investments	$3,092,943	$3,034,211

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$843,518	$835,189
Healthcare	535,646	529,371
Business Services	500,719	445,593
Investment Funds (includes investments in joint ventures)	275,632	275,632
Consumer Services	188,708	188,503
Education	197,890	176,319
Financial Services	120,261	125,472
Distribution & Logistics	119,441	119,128
Net Lease	81,370	114,521
Packaging	68,471	68,856
Energy	69,458	63,520
Food & Beverage	39,073	42,345
Business Products	22,134	22,331
Consumer Products	21,090	17,844
Specialty Chemicals & Materials	9,532	9,587
Total investments	$3,092,943	$3,034,211

At December 31, 2024, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,970,251	$1,956,608
Second lien	211,449	197,050
Subordinated	113,928	102,034
Structured Finance Obligations	3,232	3,232
Equity and other	803,064	832,100
Total investments	$3,101,924	$3,091,024

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$857,673	$848,086
Healthcare	513,429	501,850
Business Services	508,536	497,954
Investment Funds (includes investments in joint ventures)	275,632	275,632
Consumer Services	192,052	192,340
Education	205,283	187,620
Financial Services	120,505	125,750
Distribution & Logistics	119,947	120,493
Net Lease	81,370	114,794
Packaging	68,200	68,093
Energy	68,114	65,076
Food & Beverage	38,840	42,450
Business Products	22,185	22,387
Consumer Products	20,769	19,101
Specialty Chemicals & Materials	9,389	9,398
Total investments	$3,101,924	$3,091,024
During the second quarter of 2022, the Company placed its second lien position in National HME, Inc. ("National HME") on non-accrual status. As of March 31, 2025, the Company's second lien position in National HME had an aggregate cost basis of $7,872, an aggregate fair value of $3,000 and total unearned interest income of $493 for the three months then ended.
As of March 31, 2025, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $31,406, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an initial aggregate principal amount of $13,479 of its first lien term loans on non-accrual status. During the third quarter of 2023, the Company placed the remaining aggregate principal amount of $17,927 of its first lien term loans on non-accrual status. As of March 31, 2025, the Company's positions in AAC on non-accrual status had an aggregate cost basis of $31,369, an aggregate fair value of $17,999 and total unearned interest income of $1,293, for the three months then ended.
During the second quarter of 2024, the Company placed its junior preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. As of March 31, 2025, the Company's junior preferred shares in Transcendia had an aggregate cost basis of $2,565, an aggregate fair value of $2,702 and total unearned income of $106 for the three months then ended.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of March 31, 2025 and December 31, 2024, the SPP Agreement had a cost basis of $14,500 and $14,500, respectively and a fair value of $6,525 and $6,525, respectively, which is reflective of the higher inherent risk in this transaction.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of March 31, 2025, the Company and SkyKnight II have committed and contributed $160,000 and $40,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2025 and December 31, 2024.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A. As of the amendment on July 3, 2024, the maturity date of SLP III's revolving credit facility was extended from January 8, 2026 to January 8, 2029, and the reinvestment period was extended from July 8, 2026 to July 8, 2027. As of the amendment on July 3, 2024, during the reinvestment period, the credit facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.65%, and after the reinvestment period it will bear interest at a rate of SOFR plus 1.95%. From June 23, 2023 to July 3, 2024, during the reinvestment period, the credit facility bore interest at a rate of the SOFR plus 1.80%, and after the reinvestment period it bore interest at a rate of SOFR plus 2.10%. As of March 31, 2025, SLP III's revolving credit facility has a maximum borrowing capacity of $600,000. As of March 31, 2025 and December 31, 2024, SLP III had total investments with an aggregate fair value of approximately $688,213 and $715,096, respectively, and debt outstanding under its credit facility of $477,700 and $511,200, respectively. As of March 31, 2025 and December 31, 2024, none of SLP III's investments were on non-accrual status. Additionally, as of March 31, 2025 and December 31, 2024, SLP III had unfunded commitments in the form of delayed draws of $4,909 and $2,654, respectively.

Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
First lien investments (1)	$710,505	$727,619
Weighted average interest rate on first lien investments (2)	8.31%	8.49%
Number of portfolio companies in SLP III	90	90
Largest portfolio company investment (1)	$17,650	$17,697
Total of five largest portfolio company investments (1)	$80,092	$80,215

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of March 31, 2025:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	8.19%	12/2027	$2,346	$2,340	$2,331
AG Parent Holdings, LLC	Healthcare	SOFR(Q)	5.00%	9.57%	07/2026	7,199	7,191	6,911
AmSpec Parent, LLC	Energy	SOFR(Q)	4.25%	8.55%	12/2031	5,754	5,725	5,754
Ardonagh Midco 3 Limited	Financial Services	SOFR(S)	2.75%	7.04%	02/2031	6,400	6,371	6,320
AssuredPartners, Inc	Business Services	SOFR(M)	3.50%	7.82%	02/2031	1,950	1,948	1,955
Aston FinCo S.a r.l.	Software	SOFR(M)	4.25%	8.69%	10/2026	5,700	5,685	5,447
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.67%	08/2028	13,101	13,013	12,999
athenahealth Group Inc.	Healthcare	SOFR(M)	3.00%	7.32%	02/2029	6,773	6,592	6,714
Bach Finance Limited	Education	SOFR(S)	3.25%	7.50%	01/2032	2,123	2,119	2,125
Bayou Intermediate II, LLC	Healthcare	SOFR(Q)	4.50%	9.05%	08/2028	6,649	6,612	6,648
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.25%	7.57%	12/2030	9,896	9,835	9,775
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.25%	7.57%	05/2028	7,780	7,762	7,774
BIFM CA Buyer Inc.	Business Services	SOFR(M)	3.75%	8.07%	05/2028	3,571	3,534	3,577
Boxer Parent Company Inc.	Software	SOFR(Q)	3.00%	7.29%	07/2031	15,321	15,285	15,074
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	4.25%	8.55%	05/2028	14,075	13,790	14,137
BW Holding, Inc.	Packaging	SOFR(Q)	4.00%	8.46%	12/2028	2,735	2,593	2,285
Cardinal Parent, Inc.	Software	SOFR(Q)	4.50%	8.95%	11/2027	9,695	9,572	9,474
Chrysaor Bidco S.a r.l.	Information Services	SOFR(Q)	3.50%	7.79%	10/2031	2,126	2,126	2,133
Cloudera, Inc.	Software	SOFR(M)	3.75%	8.17%	10/2028	12,463	12,310	12,291
Clubessential, LLC	Software	SOFR (Q)	3.00%	7.29%	02/2032	4,713	4,713	4,687
Cohnreznick Advisory LLC	Business Services	SOFR(Q)	4.00%	8.29%	03/2032	5,312	5,285	5,312
CommerceHub, Inc.	Software	SOFR(Q)	6.25%	10.56%	12/2027	3,910	3,609	3,910
CommerceHub, Inc.	Software	SOFR(Q)	4.00%	8.46%	12/2027	6,863	6,810	6,666
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	8.44%	11/2028	4,640	4,626	4,408
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.25%	7.55%	02/2029	6,791	6,770	6,825
ConnectWise, LLC	Software	SOFR(Q)	3.50%	8.06%	09/2028	7,938	7,921	7,942
Convey Health Solutions, Inc.	Healthcare	SOFR(S)	1.00% + 4.25%/PIK	9.57%	07/2029	8,938	8,805	8,220
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	8.19%	10/2028	2,553	2,546	2,236
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	9.30%	10/2029	9,781	9,435	9,402
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.00%	7.32%	07/2031	11,522	11,469	11,565
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.75%	8.19%	03/2028	10,261	10,234	10,290
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	3.75%	8.04%	10/2029	9,449	9,030	9,362
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	8.70%	03/2028	15,250	14,998	14,392
EAB Global, Inc.	Education	SOFR(M)	3.00%	7.32%	08/2030	2,809	2,791	2,735
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	8.55%	04/2029	7,373	7,277	7,032
Eisner Advisory Group LLC	Financial Services	SOFR(M)	4.00%	8.32%	02/2031	8,610	8,552	8,616
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	7.79%	03/2028	16,466	16,456	15,277
FNZ Group Entities Limited	Financial Services	SOFR(Q)	5.00%	9.29%	11/2031	10,255	10,056	9,537
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	8.30%	08/2028	14,173	14,074	13,500
Groundworks, LLC	Business Services	SOFR(M)	3.00%	7.32%	03/2031	258	256	252
Groundworks, LLC	Business Services	SOFR(M)	3.00%	7.32%	03/2031	8,765	8,718	8,568
Heartland Dental, LLC	Healthcare	SOFR(M)	4.50%	8.82%	04/2028	14,001	13,623	13,992
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	8.39%	11/2026	17,650	17,599	16,212
Higginbotham Insurance Agency, Inc.	Business Services	SOFR(M)	4.50%	8.83%	11/2028	8,874	8,836	8,874
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	9.67%	04/2029	8,048	7,846	7,966
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)	4.00%	8.29%	02/2032	7,147	7,080	6,915
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.65%	08/2028	4,500	4,471	4,348

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Kaseya Inc.	Software	SOFR(M)	3.25%	7.57%	03/2032	$5,140	$5,115	$5,114
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(Q)	3.00%	7.29%	03/2031	3,777	3,769	3,748
LI Group Holdings, Inc.	Software	SOFR(M)	3.50%	7.94%	03/2028	3,691	3,686	3,704
LSCS Holdings, Inc.	Healthcare	SOFR(Q)	4.50%	8.80%	03/2032	11,973	11,913	11,913
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	3.50%	7.84%	11/2030	2,823	2,787	2,855
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	9.39%	05/2028	1,960	1,900	1,967
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	8.19%	05/2028	8,832	8,807	8,857
Maverick Bidco Inc.	Software	SOFR(Q)	4.25%	8.80%	05/2028	2,456	2,374	2,465
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(Q)	3.00%	7.31%	05/2028	4,090	4,080	4,070
MED ParentCo, LP	Healthcare	SOFR(M)	3.50%	7.82%	04/2031	9,905	9,860	9,901
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	8.57%	12/2031	9,834	9,737	9,038
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	8.57%	05/2028	4,214	4,147	4,027
Michael Baker International, LLC	Business Services	SOFR(M)	4.00%	8.32%	12/2028	5,575	5,575	5,568
Nielsen Consumer Inc.	Business Services	SOFR(M)	3.50%	7.82%	03/2028	15,295	14,128	15,261
Oceankey (U.S.) II Corp.	Media	SOFR(Q)	3.50%	7.79%	12/2028	4,421	4,410	4,416
Osaic Holdings, Inc.	Financial Services	SOFR(M)	3.50%	7.82%	08/2028	11,539	11,430	11,461
Outcomes Group Holdings, Inc.	Healthcare	SOFR(Q)	3.25%	7.54%	05/2031	4,119	4,103	4,126
Peraton Corp.	Federal Services	SOFR(M)	3.75%	8.17%	02/2028	4,092	4,082	3,650
Perforce Software, Inc.	Software	SOFR(M)	4.75%	9.07%	03/2031	6,580	6,554	6,181
Physician Partners, LLC	Healthcare	SOFR(Q)	6.00%	10.30%	12/2029	2,379	2,311	2,220
Physician Partners, LLC	Healthcare	SOFR(Q)	1.50% + 2.50%/PIK	8.45%	12/2029	2,752	2,735	1,454
Plano Holdco, Inc.	Information Technology	SOFR(Q)	3.50%	7.80%	10/2031	4,625	4,603	4,694
Planview Parent, Inc.	Software	SOFR(Q)	3.50%	7.80%	12/2027	13,606	13,440	13,532
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.25%	7.55%	10/2030	13,608	13,377	13,744
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	3.00%	7.44%	03/2028	2,269	2,263	2,264
Pushpay USA Inc.	Software	SOFR(Q)	4.00%	8.30%	08/2031	5,606	5,575	5,606
Quartz Holding Company	Software	SOFR(M)	3.50%	7.82%	10/2028	6,397	6,373	6,368
RealPage, Inc.	Software	SOFR(Q)	3.75%	8.05%	04/2028	5,000	4,977	5,010
RLG Holdings, LLC	Packaging	SOFR(M)	4.25%	8.69%	07/2028	5,654	5,639	5,173
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	8.94%	12/2027	6,258	6,192	6,259
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.25%	9.57%	12/2027	2,637	2,594	2,637
Secretariat Advisors LLC	Business Services	SOFR(Q)	4.00%	8.29%	02/2032	8,505	8,463	8,484
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	6.25%	10.54%	05/2027	2,534	2,533	2,534
Spring Education Group, Inc.	Education	SOFR(Q)	4.00%	8.30%	10/2030	13,264	13,136	13,263
Storable, Inc.	Software	SOFR(M)	3.25%	7.57%	04/2031	3,746	3,742	3,729
Summit Acquisition Inc.	Financial Services	SOFR(M)	3.75%	8.07%	10/2031	6,000	5,971	6,000
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	8.89%	12/2027	15,360	15,296	13,411
Syndigo LLC	Software	SOFR(Q)	4.50%	9.07%	12/2027	14,636	14,587	14,636
Therapy Brands Holdings LLC	Healthcare	SOFR(M)	4.00%	8.44%	05/2028	4,006	3,995	3,345
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	8.55%	08/2028	8,484	8,465	8,484
TMF Sapphire Bidco B.V.	Business Services	SOFR(Q)	2.75%	7.05%	05/2028	1,885	1,858	1,890
TRC Companies LLC	Business Services	SOFR(M)	3.00%	7.32%	12/2028	9,448	9,417	9,368
UKG Inc.	Software	SOFR(Q)	3.00%	7.30%	02/2031	5,798	5,793	5,795
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	9.57%	10/2028	2,256	2,236	2,279
Valcour Packaging, LLC	Packaging	SOFR(M)	1.50% + 2.25%/PIK	8.19%	10/2028	3,122	3,122	2,668
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)	4.00%	8.32%	10/2031	7,082	7,048	7,098
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	3.75%	8.05%	07/2029	5,289	5,270	5,302
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	9.57%	07/2029	6,900	6,661	6,856

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	8.56%	10/2028	$14,073	$14,052	$13,422
Xplor T1, LLC	Software	SOFR(Q)	3.50%	7.80%	06/2031	5,573	5,547	5,613
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.25%	9.54%	02/2028	4,021	3,914	4,021
						$705,596	$697,931	$688,246
Unfunded Investments - First lien
AmSpec Parent, LLC	Energy	—	—	—	12/2026	$885	$(2)	$—
Chrysaor Bidco S.a r.l.	Information Services	—	—	—	07/2026	158	—	—
Cohnreznick Advisory LLC	Business Services	—	—	—	03/2027	1,230	(6)	—
DG Investment Intermediate Holdings 2, Inc.	Business Services	—	—	—	03/2026	246	(1)	1
Groundworks, LLC	Business Services	—	—	—	03/2026	1,365	(4)	(31)
Secretariat Advisors LLC	Business Services	—	—	—	02/2027	1,025	—	(3)
Total Unfunded Investments						$4,909	$(13)	$(33)
Total Investments						$710,505	$697,918	$688,213

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2025.
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

Below is certain summarized financial information for SLP III as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and March 31, 2024:

Selected Balance Sheet Information:	March 31, 2025	December 31, 2024
Investments at fair value (cost of $697,918 and $716,654)	$688,213	$715,096
Cash and other assets	24,858	20,988
Receivable from unsettled securities sold	14,241	9,652
Total assets	$727,312	$745,736

Credit facility	$477,700	$511,200
Deferred financing costs (net of accumulated amortization of $6,827 and $6,515, respectively)	(3,380)	(3,692)
Payable for unsettled securities purchased	51,283	27,428
Distribution payable	7,250	7,625
Other liabilities	7,132	7,493
Total liabilities	539,985	550,054
Members' capital	$187,327	$195,682
Total liabilities and members' capital	$727,312	$745,736

Selected Statement of Operations Information:	Three Months Ended
	March 31, 2025	March 31, 2024
Interest income	$15,131	$16,789
Other income	76	27
Total investment income	15,207	16,816
Interest and other financing expenses	8,180	8,790
Other expenses	306	241
Total expenses	8,486	9,031
Net investment income	6,721	7,785
Net realized gains (losses) on investments	321	(5,669)
Net change in unrealized (depreciation) appreciation of investments	(8,147)	10,723
Net (decrease) increase in members' capital	$(1,105)	$12,839
For the three months ended March 31, 2025 and March 31, 2024, the Company earned approximately $5,800 and $5,863, respectively, of dividend income related to SLP III, which is included in dividend income. As of March 31, 2025 and December 31, 2024, approximately $5,800 and $6,100, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of March 31, 2025, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2025 and December 31, 2024.
On May 5, 2021, SLP IV entered into a $370,000 revolving credit facility with Wells Fargo Bank, National Association which matures on March 27, 2029. As of the amendment on December 20, 2024, the facility bears interest at a rate of SOFR plus 1.50%. From March 27, 2024 to December 20, 2024, the facility bore interest at a rate of SOFR plus 1.90%. From April 28, 2023 to March 27, 2024, the facility bore interest at a rate of SOFR plus 1.70%. As of March 31, 2025 and December 31, 2024, SLP IV had total investments with an aggregate fair value of approximately $451,133 and $469,326, respectively, and debt outstanding under its credit facility of $323,437 and $334,437, respectively. As of March 31, 2025 and December 31, 2024, none of SLP IV’s investments were on non-accrual status. Additionally, as of March 31, 2025 and December 31, 2024, SLP IV had unfunded commitments in the form of delayed draws of $2,772 and $1,212, respectively.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
First lien investments (1)	$467,692	$481,040
Weighted average interest rate on first lien investments (2)	8.38%	8.54%
Number of portfolio companies in SLP IV	79	79
Largest portfolio company investment (1)	$18,015	$17,933
Total of five largest portfolio company investments (1)	$66,265	$62,752

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of March 31, 2025:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADG, LLC	Healthcare	SOFR(Q)	1.00% + 3.00%/PIK	8.45%	09/2026	$18,015	$18,011	$15,545
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	8.19%	12/2027	1,809	1,805	1,798
AmSpec Parent, LLC	Energy	SOFR(Q)	4.25%	8.55%	12/2031	2,986	2,971	2,986
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.67%	08/2028	9,667	9,603	9,592
athenahealth Group Inc.	Healthcare	SOFR(M)	3.00%	7.32%	02/2029	2,349	2,342	2,329
Bach Finance Limited	Education	SOFR(S)	3.25%	7.50%	01/2032	1,607	1,603	1,608
Bayou Intermediate II, LLC	Healthcare	SOFR(Q)	4.50%	9.05%	08/2028	8,834	8,803	8,834
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.25%	7.57%	12/2030	5,285	5,250	5,221
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.25%	7.57%	05/2028	743	742	742
BIFM CA Buyer Inc.	Business Services	SOFR(M)	3.75%	8.07%	05/2028	2,703	2,675	2,707
Boxer Parent Company Inc.	Software	SOFR(Q)	3.00%	7.29%	07/2031	10,440	10,418	10,271
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	4.25%	8.55%	05/2028	4,339	4,251	4,358
BW Holding, Inc.	Packaging	SOFR(Q)	4.00%	8.46%	12/2028	2,019	1,913	1,686
Chrysaor Bidco S.a r.l.	Information Services	SOFR(Q)	3.50%	7.79%	10/2031	1,569	1,569	1,574
Cloudera, Inc.	Software	SOFR(M)	3.75%	8.17%	10/2028	9,298	9,182	9,170
Cohnreznick Advisory LLC	Business Services	SOFR(Q)	4.00%	8.29%	03/2032	3,676	3,658	3,676
CommerceHub, Inc.	Software	SOFR(Q)	6.25%	10.56%	12/2027	538	538	538
CommerceHub, Inc.	Software	SOFR(Q)	4.00%	8.46%	12/2027	4,057	3,926	3,940
Confluence Technologies, Inc.	Software	SOFR(Q)	3.75%	8.20%	07/2028	9,675	9,649	8,629
Confluence Technologies, Inc.	Software	SOFR(Q)	5.00%	9.29%	07/2028	943	943	943
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	8.44%	11/2028	3,106	3,097	2,951
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.25%	7.55%	02/2029	6,791	6,770	6,825
Convey Health Solutions, Inc.	Healthcare	SOFR(S)	1.00% + 4.25%/PIK	9.57%	07/2029	3,437	3,387	3,161
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	8.19%	10/2028	1,823	1,818	1,597
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	9.30%	10/2029	6,573	6,432	6,318
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.00%	7.32%	07/2031	10,454	10,406	10,493
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	3.75%	8.04%	10/2029	5,788	5,475	5,734
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	8.70%	03/2028	9,649	9,584	9,106
EAB Global, Inc.	Education	SOFR(M)	3.00%	7.32%	08/2030	993	987	966
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	8.55%	04/2029	7,386	7,297	7,044
Eisner Advisory Group LLC	Financial Services	SOFR(M)	4.00%	8.32%	02/2031	5,014	4,969	5,017
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	7.79%	03/2028	10,031	9,990	9,306
FNZ Group Entities Limited	Financial Services	SOFR(Q)	5.00%	9.29%	11/2031	7,270	7,129	6,762
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	8.30%	08/2028	11,015	10,917	10,492
Groundworks, LLC	Business Services	SOFR(M)	3.00%	7.32%	03/2031	121	120	118
Groundworks, LLC	Business Services	SOFR(M)	3.00%	7.32%	03/2031	4,093	4,056	4,000
Heartland Dental, LLC	Healthcare	SOFR(M)	4.50%	8.82%	04/2028	9,985	9,784	9,979
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	8.39%	11/2026	9,581	9,569	8,800
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	9.67%	04/2029	6,231	6,075	6,167
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)	4.00%	8.29%	02/2032	5,103	5,055	4,937
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.65%	08/2028	3,949	3,927	3,816
Kaseya Inc.	Software	SOFR(M)	3.25%	7.57%	03/2032	3,557	3,540	3,539
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(Q)	3.00%	7.29%	03/2031	1,292	1,289	1,282
LSCS Holdings, Inc.	Healthcare	SOFR(Q)	4.50%	8.80%	03/2032	9,774	9,725	9,725
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	3.50%	7.84%	11/2030	2,029	2,003	2,052
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	9.39%	05/2028	1,960	1,900	1,966
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	8.19%	05/2028	7,740	7,721	7,762

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Mavis Tire Express Services Topco, Corp.	Retail	SOFR(Q)	3.00%	7.31%	05/2028	$8,180	$8,157	$8,140
MED ParentCo, LP	Healthcare	SOFR(M)	3.50%	7.82%	04/2031	7,309	7,276	7,306
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	8.57%	12/2031	5,443	5,389	5,002
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	8.57%	05/2028	3,620	3,561	3,460
Michael Baker International, LLC	Business Services	SOFR(M)	4.00%	8.32%	12/2028	3,858	3,858	3,854
Nielsen Consumer Inc.	Business Services	SOFR(M)	3.50%	7.82%	03/2028	14,000	13,230	13,969
Oceankey (U.S.) II Corp.	Media	SOFR(Q)	3.50%	7.79%	12/2028	3,060	3,052	3,056
Osaic Holdings, Inc.	Financial Services	SOFR(M)	3.50%	7.82%	08/2028	11,403	11,321	11,326
Outcomes Group Holdings, Inc.	Healthcare	SOFR(Q)	3.25%	7.54%	05/2031	2,850	2,840	2,855
Perforce Software, Inc.	Software	SOFR(M)	4.75%	9.07%	03/2031	4,856	4,836	4,562
Physician Partners, LLC	Healthcare	SOFR(Q)	6.00%	10.30%	12/2029	1,798	1,747	1,678
Physician Partners, LLC	Healthcare	SOFR(Q)	1.50% + 2.50%/PIK	8.45%	12/2029	2,080	2,067	1,099
Planview Parent, Inc.	Software	SOFR(Q)	3.50%	7.80%	12/2027	2,992	2,985	2,976
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.25%	7.55%	10/2030	9,781	9,615	9,879
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	3.00%	7.44%	03/2028	973	969	971
Pushpay USA Inc.	Software	SOFR(Q)	4.00%	8.30%	08/2031	3,990	3,990	3,990
Quartz Holding Company	Software	SOFR(M)	3.50%	7.82%	10/2028	4,841	4,823	4,820
RealPage, Inc.	Software	SOFR(Q)	3.75%	8.05%	04/2028	2,000	1,991	2,004
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	8.94%	12/2027	7,268	7,250	7,268
Secretariat Advisors LLC	Business Services	SOFR(Q)	4.00%	8.29%	02/2032	5,886	5,857	5,871
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	6.25%	10.54%	05/2027	4,439	4,435	4,439
Spring Education Group, Inc.	Education	SOFR(Q)	4.00%	8.30%	10/2030	10,232	10,132	10,232
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	5.25%	9.83%	07/2026	3,974	3,896	3,855
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	7.25%	11.83%	07/2026	2,243	2,206	2,243
Storable, Inc.	Software	SOFR(M)	3.25%	7.57%	04/2031	3,880	3,875	3,862
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	8.89%	12/2027	3,678	3,673	3,212
Syndigo LLC	Software	SOFR(Q)	4.50%	9.07%	12/2027	9,772	9,764	9,772
Therapy Brands Holdings LLC	Healthcare	SOFR(M)	4.00%	8.44%	05/2028	5,892	5,876	4,920
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	8.55%	08/2028	5,634	5,620	5,634
TRC Companies LLC	Business Services	SOFR(M)	3.00%	7.32%	12/2028	5,372	5,355	5,327
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	9.57%	10/2028	1,641	1,626	1,658
Valcour Packaging, LLC	Packaging	SOFR(M)	1.50% + 2.25%/PIK	8.19%	10/2028	2,271	2,271	1,941
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)	4.00%	8.32%	10/2031	2,494	2,482	2,499
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	3.75%	8.05%	07/2029	3,948	3,934	3,958
VT Topco, Inc.	Business Services	SOFR(Q)	3.00%	7.30%	08/2030	5,710	5,662	5,714
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	9.57%	07/2029	3,989	3,806	3,963
Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	8.56%	10/2028	9,277	9,251	8,848
Xplor T1, LLC	Software	SOFR(Q)	3.50%	7.80%	06/2031	4,055	4,036	4,084
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.25%	9.54%	02/2028	3,102	3,027	3,102
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	9.94%	03/2028	9,700	9,592	9,623
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	9.94%	03/2028	2,132	2,109	2,115
Total Funded Investments						$464,920	$460,316	$451,149
Unfunded Investments - First lien
AmSpec Parent, LLC	Energy	—	—	—	12/2026	$459	$(1)	$—
Chrysaor Bidco S.a r.l.	Information Services	—	—	—	07/2026	116	—	—
Cohnreznick Advisory LLC	Business Services	—	—	—	03/2027	851	(4)	—
Groundworks, LLC	Business Services	—	—	—	03/2026	637	(3)	(14)
Secretariat Advisors LLC	Business Services	—	—	—	02/2027	709	—	(2)
Total Unfunded Investments						$2,772	$(8)	$(16)
Total Investments						$467,692	$460,308	$451,133

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2025.
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

Below is certain summarized consolidated financial information for SLP IV as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and March 31, 2024:

Selected Consolidated Balance Sheet Information:	March 31, 2025	December 31, 2024
Investments at fair value (cost of $460,308 and $474,738, respectively)	$451,133	$469,326
Cash and other assets	32,585	15,401
Receivable from unsettled securities sold	17,224	7,232
Total assets	$500,942	$491,959

Credit facility	$323,437	$334,437
Deferred financing costs (net of accumulated amortization of $2,898 and $2,616, respectively)	(2,807)	(3,088)
Payable for unsettled securities purchased	38,393	13,485
Distribution payable	5,005	5,184
Other liabilities	5,307	6,090
Total liabilities	369,335	356,108
Members' capital	$131,607	$135,851
Total liabilities and members' capital	$500,942	$491,959

Selected Consolidated Statement of Operations Information:	Three Months Ended
	March 31, 2025	March 31, 2024
Interest income	$10,077	$11,962
Other income	30	21
Total investment income	10,107	11,983

Interest and other financing expenses	5,132	6,100
Other expenses	222	224
Total expenses	5,354	6,324
Net investment income	4,753	5,659
Net realized losses on investments	(229)	(4,698)
Net change in unrealized (depreciation) appreciation of investments	(3,763)	6,928
Net increase in members' capital	$761	$7,889
For the three months ended March 31, 2025 and March 31, 2024, the Company earned approximately $3,934 and $4,356, respectively, of dividend income related to SLP IV, which is included in dividend income. As of March 31, 2025 and December 31, 2024, approximately $3,934 and $4,075, respectively, of dividend income related to SLP IV was included in interest and dividend receivable.
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

Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies to determine if any qualify as “significant subsidiaries.” This determination is made based upon an analysis performed under Rules 3-09 and 4-08(g) of Regulation S-X, pursuant to which the Company must determine if any of its portfolio companies are considered a “significant subsidiary" as defined by Rule 1-02(w) of Regulation S-X. As of March 31, 2025, SLP III is considered a significant unconsolidated subsidiary under Regulation S-X Rule 10-01(b)(1). Based on the requirements under Regulation S-X Rule 10-01(b)(1), the summarized financial information of SLP III is shown above.
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of March 31, 2025:

	Total	Level I	Level II	Level III
First lien	$1,959,038	$—	$29,393	$1,929,645
Second lien	173,598	—	48,594	125,004
Subordinated	104,948	—	—	104,948
Structured Finance Obligations	3,232	—	—	3,232
Equity and other	793,395	—	—	793,395
Total investments	$3,034,211	$—	$77,987	$2,956,224
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,956,608	$—	$53,998	$1,902,610
Second lien	197,050	—	46,716	150,334
Subordinated	102,034	—	—	102,034
Structured Finance Obligations	3,232	—	3,232	—
Equity and other	832,100	—	—	832,100
Total investments	$3,091,024	$—	$103,946	$2,987,078
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2024	$2,987,078	$1,902,610	$150,334	$102,034	$—	$832,100
Total gains or losses included in earnings:
Net realized gains (losses) on investments	37,668	67	(2,229)	—	—	39,830
Net change in unrealized (depreciation) appreciation of investments	(47,770)	(712)	(128)	163	—	(47,093)
Purchases, including capitalized PIK and revolver fundings(1)	203,575	125,756	4,255	2,751	—	70,813
Proceeds from sales and paydowns of investments(1)	(227,559)	(98,076)	(27,228)	—	—	(102,255)
Transfers into Level III(2)	3,232	—	—	—	3,232	—
Fair Value, March 31, 2025	$2,956,224	$1,929,645	$125,004	$104,948	$3,232	$793,395
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(61)	$(668)	$(416)	$163	$—	$860

(1)Includes non-cash reorganizations and restructurings.
(2)As of March 31, 2025, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

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

Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three months ended March 31, 2025 and March 31, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
The Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.
The Company generally uses the following framework when determining the fair value of investments where there is little, if any, market activity or observable pricing inputs. The Company typically determines the fair value of its performing debt investments utilizing an income approach. Additional consideration is given using a market based approach, as well as reviewing the overall underlying portfolio company's performance and associated financial risks. The following outlines additional details on the approaches considered:
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2025 and December 31, 2024, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2025 and December 31, 2024, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2025 were as follows:

				Range
Type	Fair Value as of March 31, 2025	Approach	Unobservable Input	Low	High	Weighted Average(1)
First lien	$1,885,015	Market & Income Approach	EBITDA multiple	6.5x	33.0x	14.2x
			Revenue multiple	4.0x	18.5x	9.2x
			Discount rate	6.3%	21.9%	9.3%
	44,630	Other	N/A(2)	N/A	N/A	N/A
Second lien	125,004	Market & Income Approach	EBITDA multiple	8.0x	20.0x	17.3x
			Discount rate	9.5%	13.3%	9.9%
Subordinated	104,948	Market & Income Approach	EBITDA multiple	8.0x	24.5x	15.7x
			Discount rate	12.6%	27.6%	17.6%
Structured Finance Obligations	3,232	Income Approach	Discount Rate	11.4%	11.4%	11.4%
Equity and other	399,105	Market & Income Approach	EBITDA multiple	6.0x	23.0x	11.7x
			Revenue multiple	5.0x	20.0x	6.7x
			Discount rate	8.6%	32.6%	9.0%
	386,921	Income Approach	Discount rate	6.5%	13.0%	10.0%
	7,369	Other	N/A(2)	N/A	N/A	N/A
	$2,956,224

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2024 were as follows:

				Range
Type	Fair Value as of December 31, 2024	Approach	Unobservable Input	Low	High	Weighted Average(1)
First lien	$1,884,611	Market & income approach	EBITDA multiple	6.0x	35.0x	14.8x
			Revenue multiple	3.0x	19.5x	6.9x
			Discount rate	6.8%	22.1%	9.8%
	17,999	Other	N/A(2)	N/A	N/A	N/A
Second lien	144,003	Market & income approach	EBITDA multiple	7.0x	20.0x	15.2x
			Discount rate	10.1%	20.6%	12.2%
	6,331	Other	N/A(2)	N/A	N/A	N/A
Subordinated	102,034	Market & income approach	EBITDA multiple	8.0x	21.0x	15.4x
			Discount rate	12.5%	25.9%	16.8%
Equity and other	422,851	Market & income approach	EBITDA multiple	5.5x	26.5x	12.8x
			Revenue multiple	9.0x	19.5x	14.1x
			Discount rate	8.2%	44.6%	8.9%
	387,194	Income approach	Discount rate	6.4%	12.2%	9.9%
	22,055	Other	N/A(2)	N/A	N/A	N/A
	$2,987,078

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
The carrying value of the collateralized agreement approximates fair value as of March 31, 2025 and is considered a Level III investment. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
The 2021A Unsecured Notes, 2022A Unsecured Notes, Holdings Credit Facility, SBA-guaranteed debentures and NMFC Credit Facility are considered Level III investments. The fair value of the 2022 Convertible Notes, the 8.250% Unsecured Notes, the 6.875% Unsecured Notes and the 6.200% Unsecured Notes are based on quoted prices and are considered Level II investments. See Note 7. Borrowings, for details.
The following are the principal amounts and fair values of the Company’s borrowings as of March 31, 2025 and December 31, 2024. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings or market quotes, if available.

	As of
	March 31, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
Unsecured Notes	$990,000	$993,883	$990,000	$991,624
Holdings Credit Facility	270,563	266,747	294,363	298,435
SBA-guaranteed debentures	262,500	231,596	300,000	270,548
2022 Convertible Notes	258,784	262,148	260,000	261,811
NMFC Credit Facility (1)	29,059	28,678	27,944	26,812
Total Borrowings	$1,810,906	$1,783,052	$1,872,307	$1,849,230

(1)     As of March 31, 2025, the principal amount of the NMFC Credit Facility was $29,059, which includes €16,512 denominated in EUR and £8,666 denominated in GBP that has been converted to U.S. dollars. As of March 31, 2025, the fair value of the NMFC Credit Facility was $28,678, which included €16,288 denominated in EUR and £8,560 denominated in GBP that has been converted to U.S. dollars. As of December 31, 2024, the principal amount of the NMFC Credit Facility was $27,944, which included €16,512 denominated in EUR and £8,666 denominated in GBP that has been converted to U.S. dollars. As of December 31, 2024, the fair value of the NMFC Credit Facility was

$26,812, which included €15,379 denominated in EUR and £8,700 denominated in GBP that has been converted to U.S. dollars.

The following table summarizes the notional amounts and fair values of the Company's derivative instruments as of March 31, 2025. The Company's derivative instruments are considered Level II investments.

	As of March 31, 2025			As of December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives in fair value hedging relationships:
Interest rate swaps	$600,000	$3,117	$(3,368)	$600,000	$—	$(7,423)
Total derivatives designated as hedging instruments	600,000	3,117	(3,368)	600,000	—	(7,423)
Total derivatives	600,000	3,117	(3,368)	600,000	—	(7,423)
Total net derivatives(1)	$600,000	$—	$(251)	$600,000	$—	$(7,423)

(1)As of March 31, 2025 and December 31, 2024, the Company had net derivative liabilities at fair value subject to such enforceable master netting arrangement in the amount of $251 and $7,423, respectively and a collateral balance of $10,130 and $3,230, respectively, included in "Payable to broker" on the Consolidated Statements of Assets and Liabilities. If the Company had elected to offset, the net amount would be $0 and $0, respectively.
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
The Company entered into a fee waiver agreement, dated March 31, 2021, as subsequently amended on November 2, 2021 and August 3, 2023, pursuant to which, effective as of and for the quarter ended March 31, 2021 through the quarter ended December 31, 2024, the Investment Adviser waived base management fees in order to reach a target base management fee of 1.25% on gross assets. Following the expiration of the Fee Waiver Agreement on December 31, 2024, the Investment Adviser agreed to waive an amount of the base management fee that it may have been entitled to under the Investment Advisory Agreement for the period of January 1, 2025 through January 28, 2025, that would be in excess of an annual rate of 1.25% of the Company's gross assets. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three months ended March 31, 2025 and March 31, 2024, management fees waived were approximately $288 and $901, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of March 31, 2025), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the three months ended March 31, 2025 incentive fees waived were approximately $1,534. For the three months ended March 31, 2024, no incentive fees were waived.
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

The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Management fee	$10,233	$10,997
Less: management fee waiver	(288)	(901)
Total management fee	9,945	10,096
Incentive fee, excluding accrued capital gains incentive fees	$8,247	$9,389
Less: incentive fee waiver	(1,534)	—
Total incentive fee	6,713	9,389
Accrued capital gains incentive fees(1)	$—	$—

(1)As of March 31, 2025 and March 31, 2024, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on January 29, 2025 for a period of 12 months commencing on March 1, 2025. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2025 and March 31, 2024, approximately $640 and $578, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of March 31, 2025 and December 31, 2024, approximately $590 and $580, respectively, of indirect administrative expenses were included in payable to affiliates. For the three months ended March 31, 2025 and March 31, 2024, the reimbursement to the Administrator represented approximately 0.02% and 0.02%, respectively, of the Company's gross assets.
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
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to the Company from 200.0% to 150.0% as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude the SBA-guaranteed debentures issued by SBIC I and SBIC II from the definition of "senior security" for the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes (as defined below) and certain of the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of March 31, 2025, the Company’s asset coverage ratio was 187.0%.
Holdings Credit Facility—On October 24, 2017, the Company entered into the Third Amended and Restated Loan and Security Agreement (as amended from time to time, the "Loan and Security Agreement") among the Company, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (the "Holdings Credit Facility"). As of the amendment on March 28, 2025, the maturity date of the Holdings Credit Facility is March 28, 2030, and the maximum facility amount is the lesser of $800,000 and the actual commitments of the lenders to make advances as of such date.
As of March 31, 2025, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 35.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on March 28, 2025, the Holdings Credit Facility bears interest at a rate of SOFR plus 1.95% per annum. From July 29, 2024 to March 27, 2025, the Holdings Credit Facility bore interest at a rate of SOFR plus 2.15% per annum. From October 26, 2023 to July 28, 2024, the Holdings Credit Facility bore interest at a rate of SOFR plus 2.50%. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest expense	$5,033	$7,087
Non-usage fee	$578	$508
Amortization of financing costs	$577	$576
Weighted average interest rate	6.5%	7.8%
Effective interest rate	8.1%	9.2%
Average debt outstanding	$310,636	$358,489
As of March 31, 2025 and December 31, 2024, the outstanding balance on the Holdings Credit Facility was $270,563 and $294,363, respectively, and NMF Holdings was in compliance with the applicable covenants of the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Second Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, and together with the related guarantee and security agreement, the "RCA"), dated September 30, 2024, among the Company, as the Borrower, Sumitomo Mitsui Banking Corporation, as the Administrative Agent, and the Lenders, as outlined in the RCA (the "NMFC Credit Facility"), is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of the Company's domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. As of the amendment and restatement on September 30, 2024, the maturity date of the NMFC Credit Facility is June 4, 2026 for Non-Extending Lenders and September 28, 2029 for Extending Lenders (each as defined in the RCA).
As of the amendment and restatement on September 30, 2024, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $638,500, of which $527,100 has been committed by Extending Lenders and $111,400 has been committed by Non-Extending Lenders. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
As of the amendment and restatement on September 30, 2024, the NMFC Credit Facility generally bears interest at a rate of SOFR or SONIA, plus any applicable credit spread adjustment or EURIBOR plus any applicable credit spread adjustment plus 1.90% per annum for Extending Lenders and 2.10% per annum for Non-Extending Lenders, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). From June 29, 2023 to September 29, 2024, the NMFC Credit Facility bore interest at a rate of SOFR plus any applicable credit spread adjustment, SONIA or EURIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.375% per annum. As of the amendment on June 5, 2024, the Canadian Dollar Offered Rate was replaced with the Canadian Overnight Repo Rate Average term rate plus a credit spread adjustment as a benchmark rate for certain assets.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest expense	$376	$653
Non-usage fee	$574	$154
Amortization of financing costs	$184	$54
Weighted average interest rate	5.3%	7.3%
Effective interest rate	16.2%	9.7%
Average debt outstanding	$28,302	$35,729
As of March 31, 2025, the outstanding balance on the NMFC Credit Facility was $29,059, which included €16,512 denominated in Euro ("EUR") and £8,666 denominated in British Pound Sterling ("GBP") that has been converted to U.S. dollars. As of December 31, 2024, the outstanding balance on the NMFC Credit Facility was $27,944, which included €16,512 denominated in EUR and £8,666 denominated in GBP that has been converted to U.S. dollars.
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
As of the amendment on October 31, 2023, the Unsecured Management Company Revolver bears interest at the Applicable Federal Rate. As of December 17, 2021 through the amendment on October 31, 2023, the Unsecured Management Company Revolver bore interest at a rate of 4.00% per annum. On October 31, 2023, the Company entered into a Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amount of revolving borrowings available thereunder from $50,000 to $100,000. As of March 31, 2025, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $100,000 and no borrowings were outstanding. For the three months ended March 31, 2025 and March 31, 2024, amortization of financing costs were $1 and $2, respectively.
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
The advances under the DB Credit Facility accrued interest at a per annum rate equal to the Applicable Margin (as defined in the LFSA) plus the lender's Cost of Funds Rate (as defined in the LFSA). As of the amendment on October 31, 2023, the Applicable Margin was equal to 2.55% during the Revolving Period (as defined in the LFSA), increased by 0.20% per annum after the Revolving Period and would have been increased by 2.00% per annum during an Event of Default (as defined in the LFSA). The "Cost of Funds Rate" for a conduit lender was the lower of its commercial paper rate and the Base Rate (as defined in the LFSA) plus 0.50%, and for any other lender was the Base Rate. Effective June 29, 2023, the Base Rate was the three-months SOFR Rate. The Company was also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the LFSA) and a facility agent fee of 0.25% per annum, until the amendment on October

31, 2023, on the total facility amount. As of the amendment on October 31, 2023, the facility agent fee was 0.20% per annum on the total facility amounts.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three months ended March 31, 2024:

Three Months Ended
March 31, 2024(2)
Interest expense(1)	$3,781
Non-usage fee(1)	$108
Amortization of financing costs	$191
Weighted average interest rate	8.1%
Effective interest rate	8.9%
Average debt outstanding	$185,095

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
As of the amendment on November 1, 2022, the NMNLC Credit Facility II bore interest at a rate of SOFR plus 2.25% per annum with a 0.35% floor, and charged a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of the amendment on November 1, 2022, the maximum amount of revolving borrowings available to all borrowers under the NMNLC Credit Facility II was $27,500.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMNLC Credit Facility II for the three months ended March 31, 2025 and March 31, 2024:

Three Months Ended
March 31, 2024(1)
Interest expense	$45
Non-usage fee	$—
Amortization of financing costs	$21
Weighted average interest rate	7.6%
Effective interest rate	11.4%
Average debt outstanding	$2,371

(1)On November 14, 2024, NMNLC repaid all amounts outstanding under the NMNLC Credit Facility II, including outstanding borrowings and accrued interest, and terminated the NMNLC Credit Facility II on November 22, 2024.
2022 Convertible Notes — On November 2, 2022, the Company closed a private offering of $200,000 aggregate principal amount of unsecured convertible notes (the “2022 Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a third supplemental indenture thereto, dated November 2, 2022 (together the “2018C Indenture”). On March 14, 2023, the Company issued an additional $60,000 aggregate principal amount of the 2022 Convertible Notes. These additional 2022 Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $200,000 aggregate principal amount of the 2022 Convertible Notes that the Company issued in November 2022.
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
On January 21, 2025, the Company launched a tender offer to purchase, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated January 21, 2025, up to $260,000 aggregate principal amount of the outstanding 2022 Convertible Notes for cash in an amount equal to $1.01 per $1.00 principal amount of Notes purchased (exclusive of accrued and unpaid interest on such notes) (the "2022 Convertible Notes Tender Offer"). The 2022 Convertible Notes Tender Offer expired on February 19, 2025. As of the expiration of the 2022 Convertible Tender Offer, $1,216 aggregate principal amount of the 2022 Convertible Notes were validly tendered and not validly withdrawn pursuant to the 2022 Convertible Notes Tender Offer. The Company accepted for purchase all of the 2022 Convertible Notes that were validly tendered and not validly withdrawn at the expiration of the 2022 Convertible Notes Tender Offer. Following settlement of the 2022 Convertible Notes Tender Offer on February 24, 2025, approximately $258,784 aggregate principal amount of the 2022 Convertible Notes remained outstanding.
The following table summarizes certain key terms related to the convertible features of the 2022 Convertible Notes as of March 31, 2025:

2022 Convertible Notes
Initial conversion premium(1)	14.7%
Initial conversion rate(2)	70.4225
Initial conversion price	$14.20
Conversion rate at March 31, 2025(1)(2)	73.3323
Conversion price at March 31, 2025(2)(3)	$13.64
Last conversion price calculation date	March 17, 2025

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the 2022 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at March 31, 2025 on the 2022 Convertible Notes was calculated on March 17, 2025.
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

The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the 2022 Convertible Notes for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest expense	$4,865	$4,875
Amortization of financing costs	$426	$396
Amortization of premium	$(17)	$(29)
Weighted average interest rate	7.5%	7.5%
Effective interest rate	8.1%	8.1%
Average debt outstanding	$259,514	$260,000
As of March 31, 2025 and December 31, 2024, the outstanding balance on the 2022 Convertible Notes was $258,784 and $260,000, respectively. The Company was in compliance with the terms of the 2018C Indenture on such dates.
Unsecured Notes
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
On February 1, 2024, the Company issued $300,000 in aggregate principal amount of its 6.875% notes that mature on February 1, 2029 (the "6.875% Unsecured Notes") pursuant to a base indenture and fifth supplemental indenture thereto dated February 1, 2024 (the "Fifth Supplemental Indenture"). The 6.875% Unsecured Notes bear interest at an annual rate of 6.875%, payable semi-annually on February 1 and August 1 of each year. The Company may redeem the 6.875% Unsecured Notes, in whole or in part, at any time prior to January 1, 2029, at par plus a "make-whole" premium, and thereafter at par, plus accrued interest.
On September 26, 2024, the Company issued $300,000 in aggregate principal amount of its 6.200% notes that mature on October 15, 2027 (the "6.200% Unsecured Notes", together with the 2018A Unsecured Notes, 2018B Unsecured Notes, 2019A Unsecured Notes, 2021A Unsecured Notes, 2022A Unsecured Notes, 8.250% Unsecured Notes and 6.875% Unsecured Notes, the "Unsecured Notes") pursuant to a base indenture and sixth supplemental indenture thereto dated September 26, 2024 (together, with the Fourth Supplemental Indenture and the Fifth Supplemental Indenture, the "Indenture"). The 6.200% Unsecured Notes bear interest at an annual rate of 6.200%, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2025. The Company may redeem the 6.200% Unsecured Notes, in whole or in part, at any time prior to October 15, 2027, at par plus a "make-whole" premium and accrued interest.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest expense(1)	$15,395	$9,614
Amortization of financing costs	$802	$495
Amortization of discount	$307	$102
Weighted average interest rate	6.5%	6.0%
Effective interest rate	6.7%	6.4%
Average debt outstanding	$990,000	$632,610

(1)Interest expense includes net expense recognized on fair value hedges.
As of March 31, 2025 and December 31, 2024, the outstanding balance on the Unsecured Notes was $985,227 and $978,503, respectively, and the Company was in compliance with the terms of the NPA and Indenture as of such dates, as applicable.
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
The following table presents the effect of hedging derivative instruments on the Consolidated Statements of Operations and the total amounts for the respective line items affected:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
(Losses) gains on fair value hedging relationship:
Interest rate swap contract:
Interest expense recognized on derivative	$(928)	$(64)
Gains (Losses) recognized on derivative	7,172	(424)
(Losses) Gains recognized on hedged item	(6,417)	331
Net expense recognized on fair value hedge	$(173)	$(157)
The following table summarizes the carrying value of the Company's hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of March 31, 2025 and December 31, 2024.

	As of
	March 31, 2025		December 31, 2024
Description	Carrying Value	Cumulative Amount of Basis Adjustment	Carrying Value	Cumulative Amount of Basis Adjustment
6.875% Unsecured Notes	$300,053	$(2,438)	$296,590	$871
6.200% Unsecured Notes	$295,174	$3,235	$291,913	$6,343
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
The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on March 31, 2025 and December 31, 2024 were $251 and $7,423, respectively, for which Morgan Stanley Bank N.A. had posted collateral of $10,130 and $3,230, respectively. The Company does not have any derivatives that are not designated as hedging instruments.
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

As of March 31, 2025 and December 31, 2024, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $112,500 and $150,000, respectively. On February 28, 2025, $37,500 of SBA-guaranteed debentures that were to mature on March 1, 2025, were repaid. As of March 31, 2025 and December 31, 2024, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
The following table summarizes the Company’s SBA-guaranteed debentures as of March 31, 2025:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures(1):
September 23, 2015	September 1, 2025	$37,500	2.829%	0.355%
September 23, 2015	September 1, 2025	28,795	2.829%	0.742%
March 23, 2016	March 1, 2026	13,950	2.507%	0.742%
September 21, 2016	September 1, 2026	4,000	2.051%	0.742%
September 20, 2017	September 1, 2027	13,000	2.518%	0.742%
March 21, 2018	March 1, 2028	15,255	3.187%	0.742%
Fixed SBA-guaranteed debentures(2):
September 19, 2018	September 1, 2028	15,000	3.548%	0.222%
September 25, 2019	September 1, 2029	19,000	2.283%	0.222%
March 25, 2020	March 1, 2030	41,000	2.078%	0.222%
March 25, 2020	March 1, 2030	24,000	2.078%	0.275%
September 23, 2020	September 1, 2030	51,000	1.034%	0.275%
Total SBA-guaranteed debentures		$262,500

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest expense	$1,907	$2,020
Amortization of financing costs	$237	$250
Weighted average interest rate	2.7%	2.7%
Effective interest rate	3.0%	3.0%
Average debt outstanding	$287,083	$300,000

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2025, the Company had unfunded commitments on revolving credit facilities of $137,398, no outstanding bridge financing commitments and other future funding commitments of $113,028. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $126,723, no outstanding bridge financing commitments and other future funding commitments of $116,953. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the NMFC Credit Facility and the Unsecured Management Company Revolver, as of March 31, 2025 and December 31, 2024. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2025 and December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $4,727 and $83,638, respectively, which could require funding in the future.

Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three months ended March 31, 2025:

				Accumulated Undistributed (Overdistributed) Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	(Losses) Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2024	107,851,415	$1,079	$1,365,852	$181,266	$(141,279)	$(53,579)	$1,353,339	$5,952	$1,359,291
Offering costs	—	—	(28)	—	—	—	(28)	—	(28)
Distributions declared	—	—	—	(34,512)	—	—	(34,512)	(90)	(34,602)
Net increase (decrease) in net assets resulting from operations	—	—	—	34,524	37,825	(48,936)	23,413	104	23,517
Net assets at March 31, 2025	107,851,415	$1,079	$1,365,824	$181,278	$(103,454)	$(102,515)	$1,342,212	$5,966	$1,348,178
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three months ended March 31, 2024:

				Accumulated Undistributed (Overdistributed) Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized (Losses)	Net Unrealized Appreciation	Total Net Assets	Non-Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2023	102,558,859	$1,026	$1,331,269	$150,407	$(100,015)	$(62,736)	$1,319,951	$11,772	$1,331,723
Issuances of common stock	3,730,434	37	47,882	—	—	—	47,919	—	47,919
Offering costs	—	—	(81)	—	—	—	(81)	—	(81)
Distributions declared	—	—	—	(38,265)	—	—	(38,265)	(197)	(38,462)
Net increase (decrease) in net assets resulting from operations	—	—	—	37,325	(11,830)	1,913	27,408	676	28,084
Net assets at March 31, 2024	106,289,293	$1,063	$1,379,070	$149,467	$(111,845)	$(60,823)	$1,356,932	$12,251	$1,369,183
On November 3, 2021, the Company entered into an equity distribution agreement, as amended on May 18, 2023, August 23, 2023, June 27, 2024 and August 1, 2024 (the “Distribution Agreement”), with B. Riley Securities, Inc. and Raymond James & Associates, Inc. On August 1, 2024, the Company entered into Amendment No. 4 to the Distribution Agreement with B. Riley Securities, Inc., Raymond James & Associates, Inc., and Citizens JMP Securities, LLC (collectively, the "Agents") for the purpose of adding Citizens JMP Securities, LLC as an Agent. The Distribution Agreement originally provided that the Company may issue and sell its shares from time to time through the Agents, up to $250,000 worth of its common stock by means of at-the-market ("ATM") offerings. As of the amendment on June 27, 2024, the Company increased the maximum amount of shares to be sold through the ATM program from $250,000 to $400,000.
For the three months ended March 31, 2025, the Company did not sell any shares of common stock under the Distribution Agreement. For the three months ended March 31, 2024, the Company sold 3,730,434 shares of common stock under the Distribution Agreement. For the three months ended March 31, 2024, the Company received total accumulated net proceeds of approximately $47,919, including $7 of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of March 31, 2025, shares representing approximately $257,991 of its common stock remain available for issuance and sale under the Distribution Agreement.
Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Earnings per share—basic
Numerator for basic earnings per share:	$23,413	$27,408
Denominator for basic weighted average share:	107,851,415	103,660,370
Basic earnings per share:	$0.22	$0.26
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$23,413	$27,408
Adjustment for interest on 2022 Convertible Notes and incentive fees, net	4,062	3,900
Numerator for diluted earnings per share:	$27,475	$31,308
Denominator for basic weighted average share	107,851,415	103,660,370
Adjustment for dilutive effect of 2022 Convertible Notes	19,001,496	18,783,108
Denominator for diluted weighted average share	126,852,911	122,443,478
Diluted earnings per share:	$0.22	$0.26

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Per share data(1):
Net asset value, January 1, 2025 and January 1, 2024, respectively	$12.55	$12.87
Net investment income	0.32	0.36
Net realized and unrealized losses	(0.10)	(0.10)
Total net increase	0.22	0.26
Distributions declared to stockholders from net investment income	(0.32)	(0.36)
Net asset value, March 31, 2025 and March 31, 2024, respectively	$12.45	$12.77
Per share market value, March 31, 2025 and March 31, 2024, respectively	$11.03	$12.67
Total return based on market value(2)	0.77%	2.45%
Total return based on net asset value(3)	1.73%	1.99%
Shares outstanding at end of period	107,851,415	106,289,293
Average weighted shares outstanding for the period	107,851,415	103,660,370
Average net assets for the period	$1,353,216	1,334,024
Ratio to average net assets(4):
Net investment income	10.35%	11.25%
Total expenses, before waivers/reimbursements	15.84%	16.25%
Total expenses, net of waivers/reimbursements	15.29%	15.97%
Average debt outstanding—Unsecured Notes	$990,000	$632,610
Average debt outstanding—Holdings Credit Facility	310,636	358,489
Average debt outstanding—SBA-guaranteed debentures	287,083	300,000
Average debt outstanding—2022 Convertible Notes	259,514	260,000
Average debt outstanding—NMFC Credit Facility(5)	28,302	35,729
Average debt outstanding—DB Credit Facility (6)	—	185,095
Average debt outstanding—NMNLC Credit Facility II (7)	—	2,371
Asset coverage ratio(8)	186.95%	192.25%
Portfolio turnover	3.92%	4.83%

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
(4)Interim periods are annualized.
(5)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2025 and March 31, 2024, the Company had borrowings denominated in EUR of €16,512 and €17,400, respectively, and borrowings denominated in GBP of £8,666 and £22,850, respectively, that have been converted to U.S. dollars.
(6)On September 30, 2024, the Company repaid all amounts outstanding under the DB Credit Facility, including outstanding borrowings and accrued interest, and terminated the DB Credit Facility.

(7)On November 22, 2024, the Company repaid all amounts outstanding under the NMNLC Credit Facility II, including outstanding borrowings and accrued interest, and terminated the NMNLC Credit Facility II.
(8)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.
Note 13. Recent Accounting Standards Updates
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Note 14. Segment Reporting
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
Note 15. Subsequent Events
On April 22, 2025, the Company’s board of directors declared a second quarter 2025 distribution of $0.32 per share, payable on June 30, 2025 to holders of record as of June 16, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the "Company"), including the consolidated schedule of investments, as of March 31, 2025, the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments as of December 31, 2024, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

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
New York, New York
May 5, 2025

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
•the uncertainty associated with the imposition of tariffs and/or trade barriers and changes in trade policy and its impact on our portfolio companies and the global economy;
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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q.
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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through March 31, 2025, we have raised approximately $1,034.6 million in net proceeds from additional offerings of our common stock.
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
Similar to us, the investment objective of SBIC I and SBIC II is to generate current income and capital appreciation under the investment criteria we use. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of March 31, 2025, our top five industry concentrations were software, healthcare, business services, investment funds (which includes our investments in our joint ventures) and consumer services.
As of March 31, 2025, our net asset value was approximately $1,342.2 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $3,034.2 million in 118 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 10.7% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 10.2%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use Sterling Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On April 22, 2025, our board of directors declared a second quarter 2025 distribution of $0.32 per share payable on June 30, 2025 to holders of record as of June 16, 2025.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2025.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2025.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of March 31, 2025, we and SkyKnight II have committed and contributed $160.0 million and $40.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of March 31, 2025 and December 31, 2024.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A. As of the amendment on July 3, 2024, the maturity date of SLP III's revolving credit facility was extended from January 8, 2026 to January 8, 2029, and the reinvestment period was extended from July 8, 2026 to July 8, 2027. As of the amendment on July 3, 2024, during the reinvestment period, the credit facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.65%, and after the reinvestment period it will bear interest at a rate of SOFR plus 1.95%. From June 23, 2023 to July 3, 2024, during the reinvestment period, the credit facility bore interest at a rate of SOFR plus 1.80%, and after the reinvestment period it bore interest at a rate of SOFR plus 2.10%. As of March 31, 2025, SLP III's revolving credit facility had a maximum borrowing capacity of $600.0 million. As of March 31, 2025 and December 31, 2024, SLP III had total investments with an aggregate fair value of approximately $688.2 million and $715.1 million, respectively, and debt outstanding under its credit facility of $477.7 million and $511.2 million, respectively. As of March 31, 2025 and December 31, 2024, none of SLP III's investments were on non-accrual. Additionally, as of March 31, 2025 and December 31, 2024, SLP III had unfunded commitments in the form of delayed draws of $4.9 million and $2.7 million, respectively.
Below is a summary of SLP III's portfolio as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
First lien investments (1)	$710,505	$727,619
Weighted average interest rate on first lien investments (2)	8.31%	8.49%
Number of portfolio companies in SLP III	90	90
Largest portfolio company investment (1)	$17,650	$17,697
Total of five largest portfolio company investments (1)	$80,092	$80,215

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP III's portfolio as of March 31, 2025 and December 31, 2024 and additional information on certain summarized financial information for SLP III as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and March 31, 2024.

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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of March 31, 2025, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of March 31, 2025 and December 31, 2024.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on March 27, 2029. As of the amendment on December 20, 2024, the facility bears interest at a rate of SOFR plus 1.50%. From March 27, 2024 to December 20, 2024, the facility bore interest at a rate of SOFR plus 1.90%. From April 28, 2023 to March 27, 2024, the facility bore interest at a rate of SOFR plus 1.70%. As of March 31, 2025 and December 31, 2024, SLP IV had total investments with an aggregate fair value of approximately $451.1 million and $469.3 million, respectively, and debt outstanding under its credit facility of $323.4 million and $334.4 million, respectively. As of March 31, 2025 and December 31, 2024, none of SLP IV’s investments were on non-accrual. Additionally, as of March 31, 2025 and December 31, 2024, SLP IV had unfunded commitments in the form of delayed draws of $2.8 million and $1.2 million, respectively.
Below is a summary of SLP IV's consolidated portfolio as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
First lien investments (1)	$467,692	$481,040
Weighted average interest rate on first lien investments (2)	8.38%	8.54%
Number of portfolio companies in SLP IV	79	79
Largest portfolio company investment (1)	$18,015	$17,933
Total of five largest portfolio company investments (1)	$66,265	$62,752

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP IV's consolidated portfolio as of March 31, 2025 and December 31, 2024 and additional information on certain summarized financial information for SLP IV as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and March 31, 2024.
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of March 31, 2025.
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

Below is certain summarized property information for NMNLC as of March 31, 2025:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2025
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$105,594
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,927
					$114,521
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2025 and December 31, 2024, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $13.5 million and $13.5 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of March 31, 2025 and December 31, 2024, the SPP Agreement had a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $6.5 million and $6.5 million, respectively, which is reflective of the higher inherent risk in this transaction.

Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2025 and March 31, 2024 we recognized PIK and non-cash interest from investments of approximately $7.6 million and $9.7 million, respectively, and PIK and non-cash dividends from investments of approximately $8.2 million and $7.4 million, respectively.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Rating of our portfolio companies as of March 31, 2025:

(in millions)	As of March 31, 2025
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$2,942.2	94.3%	$2,939.1	96.5%
Yellow	107.6	3.4%	71.4	2.3%
Orange	73.1	2.3%	37.2	1.2%
Red	—	—	—	—
Total	$3,122.9	100.0%	$3,047.7	100.0%
As of March 31, 2025, all investments in our portfolio had a Green Risk Rating with the exception of five portfolio companies that had a Yellow Risk Rating and six portfolio companies that had an Orange Risk Rating. As of March 31, 2025, no portfolio companies had a Red Risk Rating.
During the second quarter of 2022, we placed our second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of March 31, 2025, our second lien position in National HME had an aggregate cost basis of $7.9 million, an aggregate fair value of $3.0 million and total unearned interest income of $0.5 million for the three months then ended. As of March 31, 2025, our investment in National HME had an Orange Risk Rating.
As of March 31, 2025, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $31.4 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $13.5 million of our first lien term loans on non-accrual status. During the third quarter of 2023, we placed the remaining aggregate principal amount of $17.9 million of our first lien term loans on non-accrual status. As of March 31, 2025, our positions in AAC on non-accrual status had an aggregate cost basis of $31.4 million, an aggregate fair value of $18.0 million and total unearned interest income of $1.3 million for the three months then ended. As of March 31, 2025, our investment in AAC had an Orange Risk Rating.
During the second quarter of 2024, we placed our investment in our junior preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. As of March 31, 2025, our junior preferred shares in Transcendia had an aggregate cost basis of $2.6 million, an aggregate fair value of $2.7 million and total unearned income of $0.1 million for the three months then ended. As of March 31, 2025, our investment in Transcendia had a Green Risk Rating.
During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual. As of March 31, 2025, our investment in this security had a Yellow Risk Rating and had an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $13.5 million.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $3,034.2 million in 118 portfolio companies at March 31, 2025 and approximately $3,091.0 million in 120 portfolio companies at December 31, 2024.
The following table shows our portfolio and investment activity for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
(in millions)	March 31, 2025	March 31, 2024
Investments in 18 and 30 new and existing portfolio companies, respectively	$121.0	$192.4
Debt repayments in existing portfolio companies	160.6	145.5
Sales of securities in 3 and 0 portfolio companies, respectively	26.3	—
Change in unrealized appreciation on 25 and 50 portfolio companies, respectively	12.0	38.2
Change in unrealized depreciation on 85 and 59 portfolio companies, respectively	(61.1)	(35.2)
Recent Accounting Standards Updates
See Item 1.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2025 and March 31, 2024
Revenue

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Total interest income	$61,517	$67,620
Total dividend income	20,943	20,400
Other income	3,203	2,536
Total investment income	$85,663	$90,556
Our total investment income decreased by approximately $4.9 million, or 5%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. For the three months ended March 31, 2025, total investment income of approximately $85.7 million consisted of approximately $52.2 million in cash interest from investments, approximately $7.6 million in PIK and non-cash interest from investments, approximately $0.1 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $1.6 million, approximately $12.8 million in cash dividends from investments, approximately $8.2 million in PIK and non-cash dividends from investments and approximately $3.2 million in other income. The decrease in interest income of approximately $6.1 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to the slightly lower yields on the portfolio. Dividend income remained relatively flat for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Other income during the three months ended March 31, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 10 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Management fee	$10,233	$10,997
Less: management fee waiver	(288)	(901)
Total management fee	9,945	10,096
Incentive fee	8,247	9,389
Less: incentive fee waiver	(1,534)	—
Total incentive fee	6,713	9,389
Interest and other financing expenses	31,374	31,016
Professional fees	1,389	1,067
Administrative expenses	1,104	968
Other general and administrative expenses	516	465
Total expenses	51,041	53,001
Income tax (benefit) expense	(19)	1
Net expenses after income taxes	$51,022	$53,002

Our total net operating expenses decreased by approximately $2.0 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Our management fee, net of a management fee waiver, remained relatively flat for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Our incentive fee, net of an incentive fee waiver, decreased by approximately $2.7 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease in incentives fees was primarily attributable to an incentive fee waiver by the Investment Advisor along with a decrease in net investment income. Interest and other financing expenses remained relatively flat during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Net realized gains (losses) on investments	$37,825	$(11,827)
Net change in unrealized (depreciation) appreciation of investments	(49,077)	3,017
Net change in unrealized appreciation (depreciation) on foreign currency	150	(23)
Provision for taxes	(22)	(637)
Net realized and unrealized losses	$(11,124)	$(9,470)
Our net realized losses and unrealized gains and losses resulted in a net loss of approximately $11.1 million for the three months ended March 31, 2025 compared to net realized losses and unrealized gains and losses resulting in a net loss of approximately $9.5 million for the same period in 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended March 31, 2025 was primarily driven by unrealized depreciation in UniTek Global Services, Inc. ("UniTek"), TVG-Edmentum Holdings, LLC ("Edmentum") and New Permian Holdco, Inc., partially offset by unrealized appreciation in OA Buyer and HS Purchaser, LLC. The provision for income taxes was attributable to equity investments that are held as of March 31, 2025 in eight of our corporate subsidiaries. The net loss for the three months ended March 31, 2024 was primarily driven by a realized loss in TMK Hawk Parent, Corp. and unrealized depreciation in Edmentum and New Benevis Topco, LLC, partially offset by unrealized appreciation in NM GP Holdco, LLC, UniTek and CentralSquare Technologies, LLC. The provision for income taxes was attributable to equity investments that are held as of March 31, 2024 in eight of our corporate subsidiaries. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Total investment income	$85,663	$90,556
Net expenses after income taxes	51,022	53,002
Net investment income	34,641	37,554
Less: Net investment income related to non-controlling interest in NMNLC	117	229
Net investment income related to NMFC	$34,524	$37,325

Net change in realized gains (losses) on investments	37,825	(11,827)
Less: Net change in realized gains on investments related to non-controlling interest in NMNLC	—	3
Net change in realized gains (losses) of investments related to NMFC	$37,825	$(11,830)

Net change in unrealized (depreciation) appreciation of investments	(49,077)	3,017
Net change in unrealized appreciation (depreciation) on foreign currency	150	(23)
Provision for taxes	(22)	(637)
Less: Net change in unrealized (depreciation) appreciation of investments related to non-controlling interest in NMNLC	(13)	444
Net change in unrealized (depreciation) appreciation of investments related to NMFC	$(48,936)	$1,913
Liquidity, Capital Resources, Off-Balance Sheet Arrangements and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through March 31, 2025, we have raised approximately $1,034.6 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0% as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude the SBA-guaranteed debentures of SBIC I and SBIC II from the definition of "senior securities" in the asset coverage requirement applicable to us under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2022 Convertible Notes and certain of the Unsecured Notes (as defined in Item 1— Financial Statements—Note 7. Borrowings in this Quarterly Report on Form 10-Q) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of March 31, 2025, our asset coverage ratio was 187.0%.
As of March 31, 2025 and December 31, 2024, our borrowings consisted of the 2021A Unsecured Notes, 2022A Unsecured Notes, 8.250% Unsecured Notes, 6.875% Unsecured Notes, 6.200% Unsecured Notes, Holdings Credit Facility, SBA-guaranteed debentures, 2022 Convertible Notes, NMFC Credit Facility and Unsecured Management Company Revolver. See Item 1—Financial Statements —Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information.
At March 31, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $85.5 million and $80.3 million, respectively. Our cash provided by operating activities during the three months ended March 31, 2025 and March 31, 2024 was approximately $103.9 million and $68.3 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

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
For the three months ended March 31, 2025, we did not sell any shares of common stock under the Distribution Agreement. For the three months ended March 31, 2024, we sold 3,730,434 shares of common stock under the Distribution Agreement and received total accumulated net proceeds of approximately $47.9 million including $0.0 million of offering expenses, from these sales.
We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of March 31, 2025, shares representing approximately $258.0 million of our common stock remain available for issuance and sale under the Distribution Agreement.
Off-Balance Sheet Agreements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2025 and December 31, 2024, we had outstanding commitments to third parties to fund investments totaling $250.4 million and $243.7 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2025 and December 31, 2024, we had commitment letters to purchase investments in an aggregate par amount of $4.7 million and $83.6 million, respectively. As of March 31, 2025 and December 31, 2024, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2025 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes(1)	$990.0	$200.0	$375.0	$415.0	$—
Holdings Credit Facility(2)	270.6	—	—	270.6	—
SBA-guaranteed debentures(3)	262.5	80.2	32.3	99.0	51.0
2022 Convertible Notes(4)	258.8	258.8	—	—	—
NMFC Credit Facility(5)	29.1	—	3.0	26.1	—
Unsecured Management Company Revolver(6)	—	—	—	—	—
Total Contractual Obligations	$1,811.0	$539.0	$410.3	$810.7	$51.0

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
(2)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($270.6 million as of March 31, 2025) must be repaid on or before March 28, 2030. As of March 31, 2025, there was approximately $459.4 million of available capacity remaining, subject to borrowing base limitations, under the Holdings Credit Facility.
(3)The SBA-guaranteed debentures held by SBIC I and SBIC II began to mature on March 1, 2025. On February 28, 2025, SBIC I repaid $37.5 million of guaranteed debentures that were due on March 1, 2025.
(4)The 2022 Convertible Notes will mature on October 15, 2025 unless earlier converted or purchased at the holder's option or redeemed by us.
(5)Under the terms of the $638.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($29.1 million, which included €16.5 million denominated in EUR and £8.7 million denominated in GBP that have been converted to U.S. dollars as of March 31, 2025) must be repaid on or before June 4, 2026 for Non-Extending Lenders and on or before September 28, 2029 for Extending Lenders. As of March 31, 2025, there was approximately $609.4 million of available capacity remaining, subject to borrowing base limitations, under the NMFC Credit Facility.
(6)Under the terms of the $100.0 million Unsecured Management Company Revolver, all outstanding borrowings under that facility must be repaid on or before December 31, 2027. As of March 31, 2025, there were no borrowings outstanding.
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

Distributions and Dividends
Distributions declared and paid to stockholders for the three months ended March 31, 2025 totaled approximately $34.5 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recently completed fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)(2)
December 31, 2025
First Quarter	February 14, 2025	March 17, 2025	March 31, 2025	$0.32
				$0.32
December 31, 2024
Fourth Quarter	October 23, 2024	December 17, 2024	December 31, 2024	$0.33
Third Quarter	July 23, 2024	September 16, 2024	September 30, 2024	0.34
Second Quarter	April 18, 2024	June 14, 2024	June 28, 2024	0.34
First Quarter	January 30, 2024	March 15, 2024	March 29, 2024	0.36
				$1.37
December 31, 2023
Fourth Quarter	December 8, 2023	December 22, 2023	December 29, 2023	$0.10	(3)
Fourth Quarter	October 24, 2023	December 15, 2023	December 29, 2023	0.36
Third Quarter	July 27, 2023	September 15, 2023	September 29, 2023	0.36
Second Quarter	April 25, 2023	June 16, 2023	June 30, 2023	0.35
First Quarter	January 24, 2023	March 17, 2023	March 31, 2023	0.32
				$1.49

(1)Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2024 and December 31, 2023, total distributions were $147.2 million and $150.7 million, respectively, of which the distributions were comprised of approximately 75.68% and 93.14%, respectively, of ordinary income, 0.00% and 6.86%, respectively, of qualified income, 0.00% and 0.00%, respectively, of long-term capital gains and approximately 24.32% and 0.00%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
(2)Includes regular quarterly distributions of $0.32 per share and supplemental distributions related to prior quarter earnings of $0.01, $0.02, $0.02, $0.04, $0.04, $0.04, $0.03 for the fourth quarter of 2024, third quarter of 2024, second quarter of 2024, first quarter of 2024, fourth quarter of 2023, third quarter of 2023 and second quarter of 2023, respectively.
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
We maintain an "opt out" dividend reinvestment plan on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of our common stock, unless the stockholder elects to receive cash. See Item 1— Financial Statements—Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for additional details regarding our dividend reinvestment plan.

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
•We have entered into a fee waiver agreement (the "Fee Waiver Agreement") with the Investment Adviser, pursuant to which the Investment Adviser agreed to voluntarily reduce the base management fees payable to the Investment Adviser by us under the Investment Management Agreement beginning with the quarter ended March 31, 2021 through the quarter ended December 31, 2024. Following the expiration of the Fee Waiver Agreement, the Investment Adviser agreed to waive an amount of the base management fee that it may have been entitled to under the Investment Advisory Agreement for the period of January 1, 2025 through January 28, 2025, that would be in excess of an annual rate of 1.25% of our gross assets. See Item 1— Financial Statements—Note 5. Agreements in this Quarterly Report on Form 10-Q for details.
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2025 approximately $0.6 million of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of March 31, 2025, approximately $0.6 million of indirect administrative expenses were included in payable to affiliates. For the three months ended March 31, 2025, the reimbursement to the Administrator represented approximately 0.02% of our gross assets.
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
On March 30, 2020, we entered into the Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $30.0 million maximum amount of revolver borrowings available and a maturity date of December 31, 2022. On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. On December 17, 2021, we entered into Amendment No. 1 to the Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which lowered the interest rate and extended the maturity date from December 31, 2022 to December 31, 2024. On October 31, 2023, we entered into the Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amount of revolving borrowings thereunder from $50.0 million to $100.0 million, extended the maturity date from December 31, 2024 to December 31, 2027 and changed the interest rate to the Applicable Federal Rate. Refer to Item 1 — Financial Statements — Note 7. Borrowings for discussion of the Unsecured Management Company Revolver.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates steady in the first quarter of 2025, following consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which would also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA or SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2025, certain of the loans held in our portfolio had floating SOFR, SONIA, EURIBOR or Prime interest rates. As of March 31, 2025, approximately 83.91% of our investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR, SONIA or EURIBOR floor (includes investments bearing prime interest rate contracts) and approximately 16.09% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR, SONIA or EURIBOR rates.
The following table estimates the potential changes in interest income, net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2025. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our credit facilities, we use the outstanding balance as of March 31, 2025. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(15.53)%
-150 Basis Points	(11.64)%
-100 Basis Points	(7.76)%
-50 Basis Points	(3.88)%
+50 Basis Points	3.88%
+100 Basis Points	7.76%
+150 Basis Points	11.64%
+200 Basis Points	15.53%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of March 31, 2025. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the three months ended March 31, 2025.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the three months ended March 31, 2025, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 101,771 shares of our common stock for approximately $1.2 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the three months ended March 31, 2025.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2025	101,771	$11.36	—	$—
February 2025	—	—	—	—
March 2025	—	—	—	—
Total	101,771	$11.36	—	$—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated, to repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On October 23, 2024, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2025 or until $50.0 million of outstanding shares of common stock have been repurchased. To date, approximately $2.9 million of common stock has been repurchased by us under the Repurchase Program. We did not repurchase any shares of our common stock under the Repurchase Program during the three months ended March 31, 2025.
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

10.1
Thirteenth Amended and Restated Loan and Security Agreement, dated as of March 28, 2025, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian*

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
(4)Previously filed in connection with New Mountain Finance Corporation's Current Report on Form 8-K filed on April 3, 2019.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2025.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ JOHN R. KLINE
John R. Kline
President, Chief Executive Officer
(Principal Executive Officer) and Director

By:	/s/ KRIS CORBETT
Kris Corbett
Chief Financial Officer and Treasurer (Principal
Financial and Accounting Officer)