Form 10-Q
period 2025-06-30
New Mountain Finance Corp
filed 2025-08-04
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	Shares as of August 4, 2025
Common stock, par value $0.01 per share	106,360,961

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,268,989 and $2,298,083, respectively)	$2,227,265	$2,277,352
Non-controlled/affiliated investments (cost of $128,280 and $124,254, respectively)	102,983	112,776
Controlled investments (cost of $700,121 and $679,587, respectively)	670,448	700,896
Total investments at fair value (cost of $3,097,390 and $3,101,924, respectively)	3,000,696	3,091,024
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	13,500	13,500
Cash and cash equivalents	57,390	80,320
Interest and dividend receivable	43,156	42,379
Derivative asset at fair value	5,718	—
Receivable from unsettled securities sold	4,386	—
Receivable from affiliates	413	213
Other assets	34,453	19,265
Total assets	$3,159,712	$3,246,701
Liabilities
Borrowings
Unsecured Notes	$989,987	$978,503
SBA-guaranteed debentures	262,500	300,000
2022 Convertible Notes	258,811	260,091
Holdings Credit Facility	246,063	294,363
NMFC Credit Facility	31,372	27,944
Deferred financing costs (net of accumulated amortization of $45,690 and $63,971, respectively)	(21,103)	(24,191)
Net borrowings	1,767,630	1,836,710
Payable for unsettled securities purchased	29,562	—
Interest payable	15,561	17,109
Payable to broker	13,900	3,230
Management fee payable	9,759	10,467
Incentive fee payable	5,384	8,625
Deferred tax liability	1,453	1,410
Derivative liability at fair value	1,424	7,423
Other liabilities	3,203	2,436
Total liabilities	1,847,876	1,887,410
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 107,851,929 and 107,851,415 shares issued, respectively, and 106,926,713 and 107,851,415 shares outstanding, respectively	1,079	1,079
Paid in capital in excess of par	1,365,838	1,365,852
Treasury stock at cost, 925,216 and 0 shares held, respectively	(9,642)	—
Accumulated undistributed earnings	(51,416)	(13,592)
Total net assets of New Mountain Finance Corporation	$1,305,859	$1,353,339
Non-controlling interest in New Mountain Net Lease Corporation	5,977	5,952
Total net assets	$1,311,836	$1,359,291
Total liabilities and net assets	$3,159,712	$3,246,701
Number of shares outstanding	106,926,713	107,851,415
Net asset value per share of New Mountain Finance Corporation	$12.21	$12.55
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$53,584	$57,583	$105,697	$113,820
PIK interest income	2,931	4,437	5,844	9,120
Dividend income	506	2,284	1,063	2,577
Non-cash dividend income	3,972	4,797	8,406	9,481
Other income	892	3,291	2,204	4,891
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	336	376	667	744
PIK interest income	1,057	873	2,044	1,709
Non-cash dividend income	292	1,374	1,975	2,618
Other income	62	62	125	125
From controlled investments:
Interest income (excluding PIK interest income)	2,022	1,383	3,507	2,744
PIK interest income	2,900	3,721	6,588	7,856
Dividend income	12,183	12,340	24,381	25,023
Non-cash dividend income	2,378	1,570	4,449	3,066
Other income	375	497	2,203	1,370
Total investment income	83,490	94,588	169,153	185,144
Expenses
Interest and other financing expenses	31,138	33,113	62,512	64,129
Management fee	9,759	11,351	19,992	22,348
Incentive fee	7,971	9,550	16,218	18,939
Professional fees	1,100	1,127	2,489	2,194
Administrative expenses	1,184	1,108	2,288	2,076
Other general and administrative expenses	331	527	847	992
Total expenses	51,483	56,776	104,346	110,678
Less: management and incentive fees waived (See Note 5)	(2,586)	(861)	(4,408)	(1,762)
Net expenses	48,897	55,915	99,938	108,916
Net investment income before income taxes	34,593	38,673	69,215	76,228
Income tax expense (benefit)	8	234	(11)	235
Net investment income	34,585	38,439	69,226	75,993
Net realized (losses) gains:
Non-controlled/non-affiliated investments	13,390	(34,966)	12,316	(46,824)
Controlled investments	(1)	3,800	38,898	3,831
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(29,012)	32,895	(24,806)	56,055
Non-controlled/affiliated investments	(8,928)	(4,080)	(13,819)	(26,543)
Controlled investments	(2,590)	1,697	(50,982)	4,017
Securities purchased under collateralized agreements to resell	—	(3,000)	—	(3,000)
Foreign currency	452	129	602	106
Provision for taxes	(21)	(130)	(43)	(767)
Net realized and unrealized losses	(26,710)	(3,655)	(37,834)	(13,125)
Net increase in net assets resulting from operations	7,875	34,784	31,392	62,868
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(101)	(313)	(205)	(989)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	$7,774	$34,471	$31,187	$61,879
Basic earnings per share	$0.07	$0.32	$0.29	$0.59
Weighted average shares of common stock outstanding - basic (See Note 11)	107,750,160	106,891,784	107,800,508	105,276,077
Diluted earnings per share	$0.07	$0.31	$0.29	$0.56
Weighted average shares of common stock outstanding - diluted (See Note 11)	126,733,459	125,759,769	126,792,855	124,101,624
Distributions declared and paid per share	$0.32	$0.34	$0.64	$0.70
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Increase (decrease) in net assets resulting from operations:
Net investment income	$34,585	$38,439	$69,226	$75,993
Net realized gains (losses) on investments and foreign currency	13,389	(31,166)	51,214	(42,993)
Net change in unrealized (depreciation) appreciation of investments, foreign currency and New Mountain Net Lease Corporation	(40,078)	30,641	(89,005)	33,635
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	(3,000)	—	(3,000)
Provision for taxes	(21)	(130)	(43)	(767)
Net increase in net assets resulting from operations	7,875	34,784	31,392	62,868
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation ("NMNLC")	(101)	(313)	(205)	(989)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	7,774	34,471	31,187	61,879
Capital transactions
Net proceeds from shares sold	—	19,772	—	67,691
Repurchase of shares under repurchase program	(9,642)	—	(9,642)	—
Offering costs	14	(388)	(14)	(469)
Distributions declared to stockholders from net investment income	(34,499)	(36,669)	(69,011)	(74,934)
Total net (decrease) increase in net assets resulting from capital transactions	(44,127)	(17,285)	(78,667)	(7,712)
Net (decrease) increase in net assets	(36,353)	17,186	(47,480)	54,167
New Mountain Finance Corporation net assets at the beginning of the period	1,342,212	1,356,932	1,353,339	1,319,951
New Mountain Finance Corporation net assets at the end of the period	1,305,859	1,374,118	1,305,859	1,374,118
Non-controlling interest in NMNLC	5,977	12,399	5,977	12,399
Net assets at the end of the period	$1,311,836	$1,386,517	$1,311,836	$1,386,517

Capital share activity
Shares sold	—	1,562,122	—	5,292,556
Conversion of 2022 Convertible Notes	514	—	514	—
Shares repurchased under repurchase program	(925,216)	—	(925,216)	—
Net (decrease) increase in shares outstanding	(924,702)	1,562,122	(924,702)	5,292,556

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net increase in net assets resulting from operations	$31,392	$62,868
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	(51,214)	42,993
Net change in unrealized depreciation (appreciation) of investments and New Mountain Net Lease Corporation	89,607	(33,529)
Net change in unrealized appreciation on translation of assets and liabilities in foreign currencies	(602)	(106)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	3,000
Amortization of purchase discount	(5,841)	(4,014)
Amortization of deferred financing costs	4,539	4,001
Amortization of premium on 2022 Convertible Notes	(45)	(57)
Amortization of discount on 6.875% and 6.200% Unsecured Notes	618	257
Net change due to hedging activity	(851)	377
Non-cash investment income	(27,171)	(29,404)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(243,438)	(630,519)
Proceeds from sales and paydowns of investments	342,004	454,546
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	204	397
Cash paid for purchase of drawn portion of revolving credit facilities	—	(48)
Cash paid on drawn revolvers	(18,844)	(20,360)
Cash repayments on drawn revolvers	8,831	17,037
Deferred tax asset	—	594
Interest and dividend receivable	(763)	(3,966)
Receivable from unsettled securities sold	(4,386)	—
Receivable from affiliates	(200)	(72)
Other assets	(15,120)	(12,231)
(Decrease) increase in operating liabilities:
Management fee payable	(708)	374
Incentive fee payable	(3,241)	995
Payable for unsettled securities purchased	29,562	51,132
Interest payable	(1,551)	2,497
Deferred tax liability	43	63
Payable to broker	10,670	1,650
Other liabilities	758	(79)
Net cash flows provided by operating activities	144,253	(91,604)
Cash flows from financing activities
Net proceeds from shares sold	—	67,691
Repurchase of shares under repurchase program	(9,642)	—
Offering costs paid	(75)	(178)
Distributions paid	(69,011)	(74,934)
Proceeds from Holdings Credit Facility	221,500	446,100
Repayment of Holdings Credit Facility	(269,800)	(574,600)
Repayment of 2022 Convertible Notes	(1,223)	—
Proceeds from Unsecured Notes	—	296,892
Repayment of Unsecured Notes	—	(116,500)
Proceeds from NMFC Credit Facility	—	112,386
Repayment of NMFC Credit Facility	—	(6,950)
Repayment of DB Credit Facility	—	(4,400)
Repayment of SBA-guaranteed debentures	(37,500)	—
Proceeds from NMNLC Credit Facility II	—	2,090
Repayment of NMNLC Credit Facility II	—	(1,995)
Distributions related to non-controlling interest in NMNLC	(180)	(362)
Deferred financing costs paid	(1,464)	(4,299)
Net cash flows used in financing activities	(167,395)	140,941
Net increase in cash and cash equivalents	(23,142)	49,337
Effect of foreign exchange rate changes on cash and cash equivalents	212	180
Cash and cash equivalents at the beginning of the period	80,320	70,090
Cash and cash equivalents at the end of the period	$57,390	$119,607
Supplemental disclosure of cash flow information
Cash interest paid	$57,134	$55,658
Income taxes (received) paid	(313)	145
Non-cash operating activities:
Non-cash activity on investments	$61,007	$26,350
Non-cash financing activities:
Accrual for offering costs	$114	$195
Accrual for deferred financing costs	109	14

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(12)(13)	SOFR(M)	5.25%	9.68%	12/2021	12/2027	$22,618	$22,490	$22,618
	First lien (3)(11)(13)	SOFR(M)	5.25%	9.68%	12/2021	12/2027	20,113	20,017	20,113
	First lien (4)(13)	SOFR(M)	5.25%	9.68%	01/2022	12/2027	9,550	9,504	9,550
	First lien (4)(13)	SOFR(M)	5.25%	9.68%	12/2021	12/2027	7,338	7,297	7,338
	Subordinated (3)(11)(13)	FIXED(Q)*	11.50%/PIK	11.50%	12/2021	12/2031	16,655	16,527	16,444
	Subordinated (4)(13)	FIXED(Q)*	11.50%/PIK	11.50%	01/2022	12/2031	6,532	6,481	6,449
								82,316	82,512	6.29%
Associations Finance, Inc.
Associations, Inc.
Business Services	First lien (3)(11)(13)	SOFR(Q)	6.50%	11.02%	05/2024	07/2028	49,181	49,161	49,181
	First lien (3)(13)(16) - Drawn	SOFR(Q)	6.50%	11.08%	05/2024	07/2028	2,701	2,699	2,701
	First lien (3)(13)(16) - Drawn	SOFR(Q)	6.50%	11.02%	05/2024	07/2028	1,260	1,260	1,260
	Subordinated (3)(13)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	8,540	8,524	8,711
	Subordinated (3)(13)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	3,261	3,255	3,342
								64,899	65,195	4.97%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(12)(13)	SOFR(M)	4.75%	9.18%	08/2021	10/2030	40,110	39,899	40,110
	First lien (5)(13)	SOFR(M)	4.75%	9.18%	08/2021	10/2030	21,341	21,283	21,341
								61,182	61,451	4.68%
Einstein Parent, Inc.
Software	First lien (3)(11)(13)	SOFR(Q)	6.50%	10.77%	01/2025	01/2031	55,582	55,056	55,026	4.19%
OEConnection LLC
Software	First lien (2)(12)(13)	SOFR(M)	5.25%	9.58%	04/2024	04/2031	46,197	45,995	46,197
	First lien (3)(11)(13)	SOFR(M)	5.25%	9.58%	04/2024	04/2031	8,061	8,020	8,061
								54,015	54,258	4.14%
iCIMS, Inc.
Software	First lien (2)(12)(13)	SOFR(Q)	5.75%	10.03%	09/2023	08/2028	44,742	44,563	43,637
	First lien (2)(12)(13)	SOFR(Q)	6.25%	10.53%	10/2022	08/2028	7,366	7,326	7,184
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.75%	10.03%	08/2022	08/2028	529	530	516
								52,419	51,337	3.91%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

GS Acquisitionco, Inc.
Software	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.55%	08/2019	05/2028	$25,212	$25,176	$25,086
	First lien (5)(13)	SOFR(Q)	5.25%	9.55%	08/2019	05/2028	21,185	21,155	21,080
	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.55%	08/2019	05/2028	2,894	2,888	2,879
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.25%	9.55%	03/2024	05/2028	451	450	448
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.25%	9.55%	08/2019	05/2028	357	359	355
								50,028	49,848	3.80%
Model N, Inc.
Software	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.05%	06/2024	06/2031	43,996	43,800	43,996	3.35%
IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(12)(13)	SOFR(M)	5.75%	10.18%	07/2021	07/2028	18,372	18,300	18,372
	First lien (3)(11)(13)	SOFR(M)	5.75%	10.18%	07/2022	07/2028	7,724	7,680	7,724
	Subordinated (3)(13)	SOFR(Q)	7.50%	11.90%	07/2022	07/2029	16,953	16,809	16,953
								42,789	43,049	3.28%
Deca Dental Holdings LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)	5.75%	10.15%	08/2021	08/2028	36,902	36,706	35,928
	First lien (3)(11)(13)	SOFR(Q)	5.75%	10.15%	08/2021	08/2028	3,884	3,863	3,782
	First lien (3)(11)(13)(16) - Drawn	SOFR(Q)	5.75%	10.15%	08/2021	08/2027	3,027	2,997	2,947
								43,566	42,657	3.25%
Foreside Financial Group, LLC
Business Services	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.73%	05/2022	09/2027	37,000	36,839	37,000
	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.73%	05/2022	09/2027	4,054	4,027	4,054
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.25%	9.72%	05/2022	09/2027	601	597	601
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.25%	9.64%	03/2024	09/2027	387	383	387
								41,846	42,042	3.20%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.29%	05/2022	10/2028	$15,514	$15,489	$15,514
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.29%	08/2021	10/2028	11,847	11,829	11,847
	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.29%	08/2021	10/2028	6,625	6,611	6,625
	First lien (3)(11)(13)	SOFR(M)	5.00%	9.32%	01/2022	10/2028	1,222	1,216	1,222
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.29%	01/2022	10/2028	819	815	819
	Subordinated (3)(13)	FIXED(Q)*	13.00%/PIK	13.00%	05/2023	05/2033	4,372	4,327	4,372
								40,287	40,399	3.08%
Foundational Education Group, Inc.
Education	Second lien (5)(13)	SOFR(Q)	6.50%	11.04%	08/2021	08/2029	22,500	22,430	22,500
	Second lien (3)(11)(13)	SOFR(Q)	6.50%	11.04%	08/2021	08/2029	10,965	10,731	10,965
	First lien (2)	SOFR(Q)	3.75%	8.29%	05/2025	08/2028	6,400	5,856	5,851
								39,017	39,316	3.00%
MRI Software LLC
Software	First lien (5)(13)	SOFR(Q)	4.75%	9.05%	01/2020	02/2027	21,317	21,293	21,317
	First lien (3)(11)(13)	SOFR(Q)	4.75%	9.05%	03/2021	02/2027	7,551	7,543	7,551
	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.05%	03/2021	02/2027	4,498	4,494	4,498
	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.05%	01/2020	02/2027	3,091	3,088	3,091
	First lien (3)(11)(13)	SOFR(Q)	4.75%	9.05%	01/2020	02/2027	789	788	789
	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.75%	9.05%	01/2020	02/2027	111	111	111
								37,317	37,357	2.85%
CentralSquare Technologies, LLC
Software	First lien (2)(12)(13)	SOFR(M)*	2.75% + 3.38%/PIK	10.32%	04/2024	04/2030	36,254	35,886	36,254	2.76%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (3)(11)(13)	SOFR(S)	5.75%	10.14%	10/2021	10/2028	36,155	35,958	35,446	2.70%
IG Investments Holdings, LLC
Business Services	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.28%	09/2021	09/2028	32,635	32,469	32,635
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.28%	03/2024	09/2028	2,529	2,528	2,529
								34,997	35,164	2.68%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

NMC Crimson Holdings, Inc.
Healthcare	First lien (3)(11)(13)	SOFR(Q)	6.09%	10.52%	03/2021	03/2028	$19,259	$19,127	$19,259
	First lien (3)(11)(13)	SOFR(Q)	6.09%	10.56%	03/2021	03/2028	5,012	4,998	5,012
	First lien (2)(12)(13)	SOFR(Q)	6.09%	10.52%	03/2021	03/2028	4,913	4,879	4,913
	First lien (3)(11)(13)	SOFR(Q)	6.24%	10.67%	04/2025	03/2028	4,706	4,684	4,706
								33,688	33,890	2.58%
TigerConnect, Inc.
Healthcare	First lien (3)(11)(13)	SOFR(Q)*	3.38% + 3.38%/PIK	11.18%	02/2022	02/2028	29,868	29,714	29,868
	First lien (2)(13)(16) - Drawn	SOFR(Q)*	3.38% +3.38%/PIK	11.18%	02/2022	02/2028	2,968	2,990	2,990
								32,704	32,858	2.50%
Fortis Solutions Group, LLC
Packaging	First lien (2)(12)(13)	SOFR(Q)	5.50%	9.90%	10/2021	10/2028	17,087	16,991	17,087
	First lien (3)(11)(13)	SOFR(Q)	5.50%	9.90%	10/2021	10/2028	12,298	12,233	12,298
	First lien (3)(11)(13)	SOFR(Q)	5.50%	9.91%	06/2022	10/2028	977	978	977
	First lien (3)(11)(13)(16) - Drawn	SOFR(Q)	5.50%	9.90%	10/2021	10/2027	715	708	715
	First lien (3)(13)	SOFR(Q)	5.50%	9.90%	10/2021	10/2028	79	79	79
								30,989	31,156	2.37%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (4)(13)	SOFR(Q)	5.75%	10.08%	08/2022	08/2029	22,275	22,225	22,275
	First lien (2)(12)(13)	SOFR(Q)	5.75%	10.08%	06/2024	08/2029	8,217	8,217	8,217
								30,442	30,492	2.32%
Nelipak Holding Company
Packaging	First lien (3)(11)(13)(14)	EURIBOR(Q)	5.50%	7.48%	03/2024	03/2031	€16,440	17,695	19,386
	First lien (2)(12)(13)	SOFR(Q)	5.50%	9.80%	03/2024	03/2031	$8,978	8,919	8,978
	First lien (3)(11)(13)(14)(16) - Drawn	SOFR(M)	5.50%	9.83%	03/2024	03/2031	$1,541	1,530	1,541
	First lien (3)(13)(16) - Drawn	EURIBOR(M)	5.50%	7.37%	03/2024	03/2031	€78	89	93
								28,233	29,998	2.29%
Brave Parent Holdings, Inc.
Software	First lien (5)(13)	SOFR(M)	5.00%	9.33%	11/2023	11/2030	19,919	19,836	19,919
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.33%	05/2024	11/2030	7,788	7,788	7,788
	First lien (5)(13)	SOFR(M)	5.00%	9.33%	11/2023	11/2030	1,313	1,304	1,313
	First lien (3)(13)	SOFR(M)	5.00%	9.33%	05/2024	11/2030	513	517	513
								29,445	29,533	2.25%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

DOCS, MSO, LLC
Healthcare	First lien (3)(11)(13)	SOFR(M)	5.75%	10.17%	06/2022	06/2028	$18,243	$18,243	$18,081
	First lien (4)(13)	SOFR(M)	5.75%	10.17%	06/2022	06/2028	6,832	6,832	6,771
	First lien (3)(11)(13)	SOFR(M)	5.75%	10.18%	02/2025	06/2028	3,371	3,348	3,341
	First lien (3)(13)(16) - Drawn	SOFR(S)	5.75%	10.13%	06/2022	06/2028	120	120	119
								28,543	28,312	2.16%
Syndigo LLC
Software	Second lien (4)(13)	SOFR(Q)	8.00%	12.54%	12/2020	12/2028	22,500	22,408	22,500
	Second lien (2)(12)(13)	SOFR(Q)	8.00%	12.54%	02/2022	12/2028	5,697	5,705	5,697
								28,113	28,197	2.15%
ACI Parent Inc.(26)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(12)(13)	SOFR(M)*	2.75% + 3.25%/PIK	10.43%	08/2021	08/2028	22,271	22,158	20,043
	First lien (3)(11)(13)	SOFR(M)*	2.75% + 3.25%/PIK	10.43%	08/2021	08/2028	4,275	4,243	3,847
	First lien (3)(11)(13)	SOFR(M)*	2.75% + 3.25%/PIK	10.43%	08/2021	08/2028	3,947	3,924	3,553
	First lien (3)(13)(16) - Drawn	SOFR(M)	5.50%	9.93%	08/2021	08/2027	518	513	466
								30,838	27,909	2.13%
PetVet Care Centers, LLC
Consumer Services	First lien (3)(11)(13)	SOFR(M)	6.00%	10.33%	10/2023	11/2030	28,003	27,770	27,317	2.08%
Bullhorn, Inc.
Software	First lien (2)(12)(13)	SOFR(M)	5.00%	9.33%	09/2019	10/2029	13,206	13,173	13,206
	First lien (3)(11)(13)	SOFR(M)	5.00%	9.33%	05/2024	10/2029	8,879	8,917	8,879
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.33%	10/2021	10/2029	3,398	3,394	3,398
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.33%	09/2019	10/2029	761	759	761
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.33%	09/2019	10/2029	341	340	341
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.33%	09/2019	10/2029	272	271	272
								26,854	26,857	2.05%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

YLG Holdings, Inc.
Business Services	First lien (5)(13)	SOFR(Q)	4.75%	9.05%	11/2019	12/2030	$21,770	$21,745	$21,770
	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.05%	04/2025	12/2030	4,330	4,309	4,330
	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.75%	9.07%	04/2025	12/2030	327	325	327
	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.75%	9.05%	11/2019	12/2030	35	35	35
								26,414	26,462	2.02%
Pioneer Topco I, L.P.(28)
Pioneer Buyer I, LLC
Software	First lien (3)(11)(13)	SOFR(Q)	6.00%	10.30%	03/2024	11/2028	23,089	23,007	23,089
	First lien (3)(11)(13)	SOFR(Q)	6.00%	10.30%	03/2022	11/2028	2,374	2,365	2,374
								25,372	25,463	1.94%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(11)(13)	SOFR(S)	5.50%	9.97%	02/2022	02/2028	18,867	18,818	18,646
	First lien (2)(12)(13)	SOFR(S)	5.50%	9.97%	02/2022	02/2028	5,250	5,235	5,189
	First lien (3)(11)(13)	SOFR(S)	5.50%	9.97%	02/2022	02/2028	690	687	681
								24,740	24,516	1.87%
PDI TA Holdings, Inc.
Software	First lien (4)(13)	SOFR(Q)	5.50%	9.78%	01/2024	02/2031	20,419	20,331	20,419
	First lien (4)(13)(16) - Drawn	SOFR(Q)	5.50%	9.78%	01/2024	02/2031	1,865	1,856	1,865
	First lien (3)(13)(16) - Drawn	P(Q)	4.50%	12.00%	01/2024	02/2031	732	728	732
	First lien (3)(11)(13)	SOFR(Q)	5.50%	9.78%	03/2025	02/2031	513	513	513
								23,428	23,529	1.79%
Diamond Parent Holdings Corp. (25)
Diligent Corporation
Software	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.33%	04/2024	08/2030	19,821	19,758	19,821
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.33%	04/2024	08/2030	3,398	3,387	3,398
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.00%	9.33%	04/2024	08/2030	170	169	170
								23,314	23,389	1.78%
Power Grid Holdings, Inc.
Business Products	First lien (4)(13)	SOFR(Q)	4.75%	9.05%	11/2023	12/2030	22,274	22,126	22,274
	First lien (3)(13)(16) - Drawn	SOFR(M)	4.75%	9.06%	11/2023	12/2030	257	255	257
								22,381	22,531	1.72%
Xactly Corporation
Software	First lien (4)(13)	SOFR(Q)	6.25%	10.68%	07/2017	07/2027	22,500	22,486	22,294	1.70%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Ambrosia Holdco Corp(31)
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(13)	SOFR(M)*	3.25%/PIK + 2.00%	9.58%	01/2024	06/2029	$12,554	$12,058	$10,593
	First lien (3)(11)(13)	SOFR(M)*	3.25%/PIK + 2.00%	9.58%	01/2024	06/2029	10,107	10,010	8,528
	First lien (3)(11)(13)	SOFR(M)*	3.00%/PIK + 1.00%	8.33%	03/2024	06/2029	2,879	2,399	2,381
	Subordinated (2)(13)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	319	319	319
	Subordinated (3)(13)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	308	308	308
								25,094	22,129	1.69%
Baker Tilly Advisory Group, LP
Financial Services	First lien (3)(11)(13)	SOFR(M)	4.75%	9.08%	05/2024	06/2031	15,681	15,576	15,681
	First lien (2)(12)(13)	SOFR(M)	4.50%	8.83%	05/2025	06/2031	5,782	5,754	5,753
								21,330	21,434	1.63%
Sierra Enterprises, LLC
Food & Beverage	First lien (2)(12)(13)	SOFR(Q)	6.00%	10.32%	05/2025	05/2030	21,465	21,306	21,304	1.62%
Cardinal Parent, Inc.
Software	First lien (4)	SOFR(Q)	4.50%	8.95%	10/2020	11/2027	11,670	11,634	11,398
	Second lien (4)(13)	SOFR(Q)	7.75%	12.19%	11/2020	11/2028	9,767	9,715	9,613
								21,349	21,011	1.60%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(12)(13)	SOFR(S)	4.25%	8.48%	06/2021	06/2028	15,382	15,313	15,382
	First lien (2)(12)(13)	SOFR(S)	4.25%	8.43%	06/2021	06/2028	5,157	5,128	5,157
								20,441	20,539	1.57%
Oranje Holdco, Inc.
Education	First lien (3)(11)(13)	SOFR(Q)	7.75%	12.03%	02/2023	02/2029	14,880	14,752	14,880
	First lien (3)(11)(13)	SOFR(Q)	7.25%	11.53%	04/2024	02/2029	5,454	5,409	5,454
								20,161	20,334	1.55%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)(11)	SOFR(M)	6.75%	11.19%	03/2021	03/2029	20,313	20,282	20,244	1.54%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)	SOFR(Q)	6.75%	11.13%	11/2019	11/2027	22,500	22,441	17,044
	Second lien (2)(12)	SOFR(Q)	6.75%	11.13%	11/2019	11/2027	4,208	4,188	3,188
								26,629	20,232	1.54%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

FS WhiteWater Holdings, LLC(27)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(13)	SOFR(Q)	5.00%	9.45%	12/2021	12/2029	$8,501	$8,458	$8,501
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.45%	07/2022	12/2029	4,739	4,708	4,739
	First lien (5)(13)	SOFR(Q)	5.00%	9.45%	12/2021	12/2029	2,854	2,838	2,854
	First lien (5)(13)	SOFR(Q)	5.00%	9.45%	12/2021	12/2029	2,836	2,821	2,836
								18,825	18,930	1.44%
GraphPAD Software, LLC
Healthcare	First lien (2)(12)(13)	P(Q)	3.75%	11.25%	06/2024	06/2031	17,811	17,771	17,811
	First lien (3)(13)(16) - Drawn	P(M)	3.75%	11.25%	06/2024	06/2031	445	443	445
								18,214	18,256	1.39%
AAC Lender Holdings, LLC(24)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(13)	SOFR(M)(18)*	6.75%/PIK + 0.50%	11.67%	09/2015	09/2026	29,879	29,842	17,999
	First lien (3)(13)	SOFR(M)(18)*	14.50%/PIK +0.50%	19.42%	06/2021	09/2026	1,527	1,527	—
	Subordinated (3)(13)	SOFR(Q)(18)*	1.00%/PIK	5.45%	03/2021	09/2026	5,230	—	—
								31,369	17,999	1.37%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(13)	SOFR(M)	4.50%	8.83%	02/2020	02/2028	14,554	14,539	14,554
	First lien (5)(13)	SOFR(M)	4.50%	8.83%	02/2024	02/2028	1,254	1,248	1,254
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)	4.50%	8.83%	02/2020	02/2028	1,799	1,790	1,799
								17,577	17,607	1.34%
Low Voltage Holdings Inc.
Business Services	First lien (3)(11)(13)	SOFR(Q)	4.75%	9.05%	04/2025	04/2032	16,902	16,839	16,839	1.28%
Viper Bidco. Inc.
Software	First lien (3)(11)(13)(14)	SONIA(D)	5.00%	9.22%	11/2024	11/2031	11,970	15,109	16,361	1.25%
Bonterra LLC
Software	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.30%	03/2025	03/2032	15,065	15,028	15,027
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.00%	9.30%	03/2025	03/2032	347	346	346
								15,374	15,373	1.17%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Notorious Topco, LLC
Consumer Products	First lien (3)(11)(13)	SOFR(Q)*	4.75% + 2.50%/PIK	11.73%	11/2021	11/2027	$10,160	$10,122	$7,115
	First lien (3)(11)(13)	SOFR(Q)*	4.75% + 2.50%/PIK	11.73%	05/2022	11/2027	10,033	9,993	7,026
	First lien (3)(11)(13)	SOFR(Q)*	4.75% + 2.50%/PIK	11.73%	11/2021	11/2027	885	879	620
	First lien (3)(13)(16) - Drawn	SOFR(Q)	6.75%	11.22%	11/2021	05/2027	880	874	616
								21,868	15,377	1.17%
Calabrio, Inc.
Software	First lien (5)(13)	SOFR(Q)	5.50%	9.83%	04/2021	04/2027	12,224	12,190	12,224
	First lien (5)(13)	SOFR(Q)	5.50%	9.83%	01/2024	04/2027	1,566	1,557	1,566
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.50%	9.83%	04/2021	04/2027	637	633	637
								14,380	14,427	1.10%
Coupa Holdings, LLC
Software	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.53%	02/2023	02/2030	14,316	14,182	14,316	1.09%
Houghton Mifflin Harcourt Company
Education	First lien (3)(11)	SOFR(Q)	5.25%	9.63%	10/2023	04/2029	14,410	14,075	14,189	1.08%
Convey Health Solutions, Inc.
Healthcare	First lien (3)(11)(13)	SOFR(Q)*	1.00% + 4.25%/PIK	9.65%	09/2019	07/2029	13,337	13,292	12,154
	First lien (3)(11)(13)	SOFR(S)*	1.00% + 4.25% /PIK	9.57%	02/2022	07/2029	2,227	2,213	2,030
								15,505	14,184	1.08%
Daxko Acquisition Corporation
Software	First lien (3)(11)(13)	SOFR(M)	4.75%	9.08%	10/2021	10/2028	12,812	12,742	12,812
	First lien (2)(12)(13)	SOFR(M)	4.75%	9.08%	10/2021	10/2028	1,080	1,073	1,080
	First lien (3)(13)	SOFR(M)	4.75%	9.08%	10/2021	10/2028	65	64	65
								13,879	13,957	1.06%
CFS Management, LLC
Healthcare	First lien (3)(11)(13)	SOFR(Q)*	6.25% + 2.25%/PIK	13.06%	08/2019	09/2026	11,957	11,957	10,462
	First lien (2)(12)(13)	SOFR(Q)*	6.25% + 2.25%/PIK	13.06%	08/2019	09/2026	3,562	3,571	3,117
								15,528	13,579	1.04%
eResearchTechnology, Inc.
Healthcare	First lien (3)(11)(13)	SOFR(M)	4.75%	9.08%	03/2025	01/2032	11,380	11,268	11,266
	First lien (3)(11)(13)	SOFR(M)	4.75%	9.08%	03/2025	01/2032	1,889	1,876	1,871
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)	4.75%	9.08%	03/2025	01/2032	301	289	298
								13,433	13,435	1.02%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

USRP Holdings, Inc.
Business Services	First lien (3)(11)(13)	SOFR(M)	5.00%	9.33%	07/2021	12/2029	$6,948	$6,913	$6,948
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.33%	07/2021	12/2029	5,513	5,486	5,513
								12,399	12,461	0.95%
Flash Charm Inc. (fka Idera, Inc.)
Software	Second lien (4)	SOFR(Q)	6.75%	11.18%	06/2019	03/2029	10,719	10,666	9,486
	Second lien (3)(11)	SOFR(Q)	6.75%	11.18%	04/2021	03/2029	1,429	1,426	1,265
								12,092	10,751	0.82%
Anaplan, Inc.
Software	First lien (3)(11)(13)	SOFR(Q)	4.50%	8.82%	06/2022	06/2029	10,565	10,494	10,565	0.81%
Project Accelerate Parent, LLC
Software	First lien (5)(13)	SOFR(M)	5.25%	9.57%	02/2024	02/2031	10,466	10,421	10,467	0.80%
Specialtycare, Inc.
Healthcare	First lien (2)(12)(13)	SOFR(Q)	5.50%	10.06%	06/2021	06/2028	10,194	10,124	9,901
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)	3.75%	8.19%	06/2021	06/2026	291	286	282
	First lien (3)(11)(13)	SOFR(Q)	5.50%	10.04%	06/2021	06/2028	77	75	74
								10,485	10,257	0.78%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(12)(13)	SOFR(Q)*	6.75% + 2.00%/PIK	13.05%	07/2021	07/2027	8,537	8,499	8,537
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	13.08%	07/2021	07/2026	1,078	1,067	1,078
								9,566	9,615	0.73%
Planview Parent, Inc.
Software	Second lien (3)(11)(13)	SOFR(Q)	5.75%	10.05%	06/2024	12/2028	9,231	9,210	9,138	0.70%
Safety Borrower Holdings LLC
Software	First lien (2)(12)(13)	SOFR(M)	4.75%	9.08%	09/2021	09/2027	7,408	7,391	7,408
	First lien (3)(11)(13)	SOFR(M)	4.75%	9.08%	09/2021	09/2027	1,515	1,515	1,515
	First lien (3)(13)(16) - Drawn	P(Q)	3.75%	11.25%	09/2021	09/2027	192	191	192
								9,097	9,115	0.69%
Icefall Parent, Inc.
Software	First lien (3)(11)(13)	SOFR(Q)	5.75%	10.03%	01/2024	01/2030	8,696	8,625	8,696	0.66%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Park Place Technologies, LLC
Business Services	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.53%	07/2024	03/2031	$7,615	$7,598	$7,596
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.25%	9.56%	07/2024	03/2031	623	619	622
	First lien (3)(11)(13)(16) - Drawn	SOFR(Q)	5.25%	9.58%	07/2024	03/2030	264	264	264
								8,481	8,482	0.65%
Firebird Co-Invest L.P. (20)
Firebird Acquisition Corp, Inc.
Business Services	First lien (3)(11)(13)	SOFR(Q)*	2.25% + 2.75%/PIK	9.28%	01/2025	02/2032	8,113	8,094	8,093
	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.50%	8.81%	01/2025	02/2032	278	278	278
								8,372	8,371	0.64%
Alegeus Technologies Holdings Corp.
Healthcare	First lien (3)(11)(13)	SOFR(Q)	6.75%	11.03%	10/2024	11/2029	8,446	8,351	8,341	0.64%
KPSKY Acquisition Inc.
Business Services	First lien (3)(11)(13)	SOFR(Q)	5.50%	9.88%	10/2021	10/2028	6,792	6,755	6,473
	First lien (3)(11)(13)	SOFR(Q)	5.50%	9.90%	06/2022	10/2028	1,143	1,135	1,089
	First lien (3)(11)(13)	SOFR(Q)	5.50%	9.81%	10/2021	10/2028	778	774	742
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.75%	10.18%	11/2023	10/2028	19	19	18
								8,683	8,322	0.63%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (3)(13)(16) - Drawn	SOFR(M)	4.75%	9.08%	03/2024	11/2028	4,063	4,045	4,063
	First lien (3)(11)(13)	SOFR(M)	4.50%	8.83%	03/2024	11/2028	3,788	3,788	3,788
								7,833	7,851	0.60%
Compsych Investments Corp.
Business Services	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.02%	07/2024	07/2031	7,846	7,793	7,827	0.60%
Eclipse Topco, Inc. (29)
Eclipse Buyer Inc.
Software	First lien (4)(13)	SOFR(M)	4.75%	9.06%	09/2024	09/2031	7,113	7,080	7,077	0.54%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(13)	—	—	—	05/2013	—	14,500	14,500	6,525	0.50%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

CRCI Longhorn Holdings, Inc.
Business Services	First lien (2)(12)(13)	SOFR(M)	5.00%	9.33%	08/2024	08/2031	$6,483	$6,454	$6,451	0.49%
Legends Hospitality Holding Company, LLC
Business Services	First lien (5)(13)	SOFR(Q)*	2.75% + 2.75%/PIK	9.82%	08/2024	08/2031	6,178	6,123	6,116
	First lien (3)(13)(16) - Drawn	SOFR(M)	5.00%	9.32%	08/2024	08/2030	286	283	283
								6,406	6,399	0.49%
Next Holdco, LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.55%	11/2023	11/2030	6,296	6,261	6,296	0.48%
Greenway Health, LLC
Healthcare	First lien (3)(11)(13)	SOFR(Q)	6.75%	11.05%	12/2023	04/2029	6,270	6,198	6,270	0.48%
NC Topco, LLC
Software	First lien (2)(12)(13)	SOFR(M)	4.50%	8.83%	08/2024	09/2031	5,891	5,865	5,862	0.45%
RailPros Parent, LLC
Business Services	First lien (2)(12)(13)	SOFR(Q)	4.50%	8.83%	05/2025	05/2032	5,843	5,814	5,813	0.44%
LSCS Holdings, Inc.
Healthcare	First lien (2)(12)	SOFR(Q)	4.50%	8.80%	04/2025	03/2032	5,168	5,066	5,081	0.39%
Healthspan Buyer, LLC
Healthcare	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.55%	10/2023	10/2030	5,044	5,002	5,044	0.38%
Logrhythm, Inc.
Software	First lien (3)(13)	SOFR(Q)	7.50%	11.83%	07/2024	07/2029	4,196	4,143	4,080	0.31%
CommerceHub, Inc.
Software	First lien (3)(11)	SOFR(Q)	6.25%	10.51%	06/2023	12/2027	3,900	3,634	3,900	0.30%
Kene Acquisition, Inc.
Business Services	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.53%	02/2024	02/2031	3,492	3,462	3,492
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.25%	9.53%	02/2024	02/2031	161	160	161
								3,622	3,653	0.28%
RLG Holdings, LLC
Packaging	First lien (2)(12)	SOFR(M)	5.00%	9.33%	06/2024	07/2028	3,949	3,949	3,438	0.26%
AI Altius US Bidco, Inc.
Business Services	First lien (3)(11)(13)	SOFR(S)	4.75%	8.99%	05/2024	12/2028	3,062	3,049	3,062	0.23%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First lien (3)(11)(13)	SOFR(M)	4.75%	9.22%	05/2021	05/2027	3,046	3,035	3,046	0.23%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Galway Borrower LLC
Business Services	First lien (3)(11)(13)(16) - Drawn	SOFR(Q)	4.50%	8.80%	04/2024	09/2028	$1,796	$1,771	$1,778
	First lien (2)(12)(13)	SOFR(Q)	4.50%	8.80%	04/2024	09/2028	1,084	1,078	1,074
								2,849	2,852	0.22%
DCA Investment Holding, LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)	6.41%	10.70%	03/2021	04/2028	1,795	1,790	1,634
	First lien (3)(11)(13)	SOFR(Q)	6.50%	10.80%	12/2022	04/2028	1,006	996	918
								2,786	2,552	0.19%
DT1 Midco Corp
Business Services	First lien (2)(12)	SOFR(M)	5.00%	9.32%	06/2025	12/2031	1,348	1,342	1,342
	First lien (3)(16) - Drawn	SOFR(M)	5.00%	9.32%	06/2025	12/2031	32	32	32
								1,374	1,374	0.10%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(11)(13)	SOFR(M)	5.25%	9.58%	05/2024	10/2029	1,044	1,040	1,044	0.08%
Beacon Pointe Harmony, LLC
Financial Services	First lien (3)(13)(16) - Drawn	SOFR(M)	4.75%	9.08%	06/2024	12/2028	465	461	465	0.04%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(2)(13)	—	—	—	06/2024	06/2029	152	152	152
	Trust Claim(3)(13)	—	—	—	06/2024	06/2029	52	52	52
								204	204	0.02%
Mai Capital Management Intermediate LLC
Financial Services	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.75%	9.05%	06/2025	08/2031	52	52	52	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (18)(19)	—	—	—	11/2014	—	—	—	—	—%
Total Funded Debt Investments - United States								$1,984,627	$1,942,865	148.05%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (3)(11)(13)	SOFR(M)	8.25%	12.69%	10/2019	10/2027	$34,459	$34,354	$34,459	2.63%
Ciklum Inc.**
Business Services	First lien (2)(12)(13)	SOFR(Q)	6.50%	10.88%	02/2024	02/2030	9,488	9,390	9,488
	First lien (3)(13)(16) - Drawn	SOFR(Q)	6.50%	10.91%	02/2024	02/2030	5,366	5,301	5,366
								14,691	14,854	1.13%
Cleanova US Holdings, LLC**
Business Products	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.07%	05/2025	06/2032	8,406	8,113	8,123	0.62%
Total Funded Debt Investments - United Kingdom								$57,158	$57,436	4.38%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First lien (3)(11)(13)	SOFR(S)*	3.50% + 2.00%/PIK	9.76%	07/2024	07/2031	$19,617	$19,606	$19,519
	First lien (2)(13)	SOFR(S)*	3.50% + 2.00%/PIK	9.76%	06/2025	07/2031	16,084	16,084	16,003
	First lien (2)	SOFR(S)*	3.50% + 2.00%/PIK	9.76%	6/13/2025	07/2031	881	881	881
								36,571	36,403	2.77%
Total Funded Debt Investments - Jersey								$36,571	$36,403	2.77%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.32%	06/2025	12/2029	$4,485	$4,474	$4,474
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.27%	12/2022	12/2029	3,428	3,391	3,428
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.27%	12/2023	12/2029	1,335	1,324	1,335
								9,189	9,237	0.70%
Adelaide Borrower, LLC**
Software	First lien (3)(13)	SOFR(Q)	6.25%	10.55%	05/2024	05/2030	4,698	4,659	4,698	0.36%
Total Funded Debt Investments - Australia								$13,848	$13,935	1.06%
Total Funded Debt Investments								$2,092,204	$2,050,639	156.26%
Equity - United States
Dealer Tire Holdings, LLC(36)
Distribution & Logistics	Preferred shares (3)(11)(13)	FIXED(A)*	7.00%/PIK	7.00%	09/2021	—	56,271	$75,927	$77,553	5.91%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Symplr Software Intermediate Holdings, Inc. (35)
Healthcare	Series A preferred shares (4)(13)	SOFR(Q)*	10.50%/PIK	14.94%	11/2018	—	7,500	$17,618	$17,313
	Series A preferred shares (3)(11)(13)	SOFR(Q)*	10.50%/PIK	14.94%	11/2018	—	2,586	6,074	5,969
								23,692	23,282	1.77%
ACI Parent Inc.(26)
Healthcare	Preferred shares (3)(13)	FIXED(Q)*	11.75%/PIK	11.75%	08/2021	—	12,500	19,542	14,751	1.12%
Diamond Parent Holdings Corp. (25)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(13)	FIXED(S)*	10.50%/PIK	10.50%	04/2021	—	10,000	14,912	14,277	1.09%
Knockout Intermediate Holdings I Inc.(34)
Software	Preferred shares (3)(13)	SOFR(S)*	10.75%/PIK	14.89%	06/2022	—	7,376	$14,138	$14,237	1.09%
HBWM Holdings, LLC(33)
Financial Services	Common units(9)(13)	FIXED(Q)*	4.00%	4.00%	09/2021	—	47,114	4,750	9,532	0.73%
Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) (32)
Packaging	Series A preferred shares (3)(13)	FIXED(A)*	15.00%/PIK	15.00%	05/2024	—	2,900	3,335	3,335
	Series B preferred shares (3)(13)	FIXED(A)(18)*	11.50%/PIK	11.50%	05/2024	—	3,691	2,565	2,702
	Ordinary shares (3)(13)	—	—	—	05/2024	—	290	145	305
								6,045	6,342	0.48%
FS WhiteWater Holdings, LLC(27)
Consumer Services	Ordinary shares (5)(13)	—	—	—	12/2021	—	50,000	5,000	4,845	0.37%
Firebird Co-Invest L.P.(20)
Business Services	LP Interest (3)(13)	—	—	—	01/2025	—	3,358,474	3,358	3,358	0.26%
Pioneer Topco I, L.P.(28)
Software	Class A-2 common units(10)(13)	—	—	—	11/2021	—	199,980	2,000	2,160	0.16%
Eclipse Topco, Inc.(29)
Software	Preferred shares (4)(13)	FIXED(S)*	12.50%/PIK	12.50%	09/2024	—	190	2,075	2,073	0.16%
Ambrosia Holdco Corp. (31)
Distribution & Logistics	Class A-1 common units(2)(13)	—	—	—	01/2024	—	126,536	1,348	781
	Class A-1 common units(3)(13)	—	—	—	01/2024	—	122,044	1,300	753
								2,648	1,534	0.12%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

GEDC Equity, LLC
Healthcare	Participation Interest(3)(13)	—	—	—	06/2023	—	190,000	$190	$50	—%
Ancora Acquisition LLC
Education	Preferred shares (7)(13)	—	—	—	08/2013	—	372	83	—	—%
AAC Lender Holdings, LLC(24)
Education	Ordinary shares (3)(13)	—	—	—	03/2021	—	758	—	—	—%
Total Shares - United States								$174,360	$173,994	13.26%
Total Shares								$174,360	$173,994	13.26%
Structured Finance Obligations - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations (3)(13)	SOFR(S)	7.00%	11.46%	11/2024	01/2037	3,232	$3,232	$3,249	0.25%
Total Structured Finance Obligations - United States								$3,232	$3,249	0.25%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants (2)(13)	—	—	—	06/2024	06/2029	138,622	$182	$272
	Warrants (3)(13)	—	—	—	06/2024	06/2029	47,459	62	93
								244	365	0.03%
Total Warrants - United States								$244	$365	0.03%
Total Funded Investments								$2,270,040	$2,228,247	169.80%
Unfunded Debt Investments - United States
Beacon Pointe Harmony, LLC
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	12/2025	$1,685	$—	$—	—%
AAC Lender Holdings, LLC(24)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(13)(16) - Undrawn	—	—	—	01/2021	09/2026	2,652	—	—	—%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)(13)(16) - Undrawn	—	—	—	10/2024	10/2026	2,695	—	—	—%
DOXA Insurance Holdings LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	3,046	—	—	—%
AI Altius US Bidco, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	3,077	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Higginbotham Insurance Agency, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	$3,907	$—	$—	—%
Riskonnect Parent, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	6,349	—	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(13)(16) - Undrawn	—	—	—	07/2021	07/2026	113	(1)	—	—%
Associations, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	07/2028	377	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	07/2028	2,573	(1)	—
								(1)	—	—%
Safety Borrower Holdings LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	09/2021	09/2027	320	(2)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	578	(3)	—	—%
YLG Holdings, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	11/2019	12/2030	274	(1)	—
	First lien (3)(13)(16) - Undrawn	—	—	—	04/2025	11/2026	340	(2)	—
								(3)	—	—%
Next Holdco, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2025	903	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2029	339	(3)	—
								(3)	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	05/2021	05/2027	417	(4)	—	—%
Bullhorn, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	1,847	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	09/2019	10/2029	935	(4)	—
								(4)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

PPV Intermediate Holdings, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	08/2022	08/2029	$486	$(5)	$—	—%
PDI TA Holdings, Inc.
Software	First lien (4)(13)(16) - Undrawn	—	—	—	01/2024	02/2026	—	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	01/2024	02/2031	1,098	(5)	—
								(5)	—	—%
Kene Acquisition, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2026	1,398	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2031	468	(5)	—
								(5)	—	—%
Calabrio, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	04/2021	04/2027	850	(6)	—	—%
Brave Parent Holdings, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2030	1,594	(6)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	08/2021	10/2028	2,040	(6)	—	—%
Icefall Parent, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	01/2024	01/2030	828	(8)	—	—%
Project Accelerate Parent, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2031	1,510	(8)	—	—%
USRP Holdings, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2021	12/2029	893	(9)	—	—%
MRI Software LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	01/2020	02/2027	1,891	(9)	—	—%
Daxko Acquisition Corporation
Software	First lien (3)(13)(16) - Undrawn	—	—	—	10/2021	10/2028	986	(10)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Healthspan Buyer, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	10/2023	10/2030	$1,229	$(12)	$—	—%
Coupa Holdings, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	02/2023	04/2027	1,291	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2023	02/2029	989	(12)	—
								(12)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	03/2025	03/2027	909	—	—
	First lien (5)(13)(16) - Undrawn	—	—	—	03/2025	03/2027	2,723	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	12/2021	12/2029	1,400	(14)	—
								(14)	—	—%
GraphPAD Software, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	06/2031	1,682	(4)	—
	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	06/2026	4,038	(10)	—
								(14)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	06/2021	06/2028	1,501	(15)	—	—%
Nelipak Holding Company
Packaging	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2027	$3,501	—	—	—%
	First lien (3)(11)(13)(14)(16) - Undrawn	—	—	—	03/2024	03/2027	€6,411	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2031	$1,071	(8)	—
	First lien (3)(11)(13)(14)(16) - Undrawn	—	—	—	03/2024	03/2031	€1,118	(8)	—
								(16)	—	—%
Foreside Financial Group, LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	2,924	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2022	09/2027	1,710	(17)	—
								(17)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First lien (3)(13)(16) - Undrawn	—	—	—	10/2021	10/2027	$2,145	$(21)	$—	—%
Diamond Parent Holdings Corp. (25)
Diligent Corporation
Software	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	08/2030	2,096	(8)	—
	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	04/2026	3,398	(13)	—
								(21)	—	—%
Oranje Holdco, Inc.
Education	First lien (3)(13)(16) - Undrawn	—	—	—	02/2023	02/2029	1,860	(23)	—	—%
Model N, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	06/2026	9,047	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	06/2031	4,825	(24)	—
								(24)	—	—%
OEConnection LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	04/2031	5,063	(25)	—	—%
Pioneer Topco I, L.P.(28)
Pioneer Buyer I, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	11/2021	11/2027	3,284	(26)	—	—%
Infogain Corporation
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2021	07/2026	3,827	(29)	—	—%
GC Waves Holdings, Inc.
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	10/2019	10/2030	3,951	(30)	—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	12/2021	12/2027	3,659	(37)	—	—%
IG Investments Holdings, LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	09/2021	09/2028	3,780	(38)	—	—%
Power Grid Holdings, Inc.
Business Products	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	12/2030	4,032	(40)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

TigerConnect, Inc.
Healthcare	First lien (2)(13)(16) - Undrawn	—	—	—	02/2022	12/2025	$751	$—	$—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2022	02/2028	4,267	(43)	—
								(43)	—	—%
CentralSquare Technologies, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	04/2030	3,980	(50)	—	—%
Park Place Technologies, LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	09/2025	575	(1)	(1)
	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	03/2030	637	(2)	(2)
								(3)	(3)	(0.00)%
RailPros Parent, LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2025	05/2027	1,798	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2025	05/2032	899	(4)	(4)
								(4)	(4)	(0.00)%
Compsych Investments Corp.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	07/2027	2,253	(14)	(6)	(0.00)%
Bonterra LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	03/2025	03/2032	1,282	(3)	(3)
	First lien (3)(13)(16) - Undrawn	—	—	—	03/2025	03/2027	1,629	—	(4)
								(3)	(7)	(0.00)%
Specialtycare, Inc.
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	06/2021	06/2026	268	(4)	(8)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First lien (5)(13)(16) - Undrawn	—	—	—	08/2024	08/2026	358	—	(4)
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2030	429	(4)	(4)
								(4)	(8)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Xactly Corporation
Software	First lien (3)(13)(16) - Undrawn	—	—	—	07/2017	07/2027	$992	$(10)	$(9)	(0.00)%
NC Topco, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	09/2031	669	(3)	(3)
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2026	1,672	—	(8)
								(3)	(11)	(0.00)%
Logrhythm, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	07/2029	420	(6)	(12)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	04/2025	10/2027	5,257	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	04/2025	04/2032	819	(3)	(3)
	First lien (3)(13)(16) - Undrawn	—	—	—	04/2025	04/2032	2,317	(9)	(9)
								(12)	(12)	(0.00)%
CRCI Longhorn Holdings, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2031	1,086	(5)	(5)
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2026	1,629	—	(8)
								(5)	(13)	(0.00)%
Firebird Co-Invest L.P. (20)
Firebird Acquisition Corp, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	01/2025	02/2032	1,422	(4)	(4)
	First lien (3)(13)(16) - Undrawn	—	—	—	01/2025	02/2027	4,462	—	(11)
								(4)	(15)	(0.00)%
Mai Capital Management Intermediate LLC
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	06/2025	08/2031	256	(1)	(1)
	First lien (3)(13)(16) - Undrawn	—	—	—	06/2025	06/2027	3,692	—	(18)
								(1)	(19)	(0.00)%
DOCS, MSO, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	06/2022	06/2028	2,284	—	(20)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Sierra Enterprises, LLC
Food & Beverage	First lien (3)(13)(16) - Undrawn	—	—	—	05/2025	05/2030	$2,717	$(20)	$(20)	(0.00)%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	02/2022	02/2028	1,969	(10)	(23)	(0.00)%
DT1 Midco Corp
Business Services	First lien (3)(16) - Undrawn	—	—	—	06/2025	12/2030	674	(3)	(3)
	First lien (3)(16) - Undrawn	—	—	—	06/2025	04/2027	4,462	—	(22)
								(3)	(25)	(0.00)%
GS Acquisitionco, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	759	—	(4)
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2019	05/2028	4,464	(27)	(22)
								(27)	(26)	(0.00)%
Eclipse Topco, Inc. (29)
Eclipse Buyer Inc.
Software	First lien (4)(13)(16) - Undrawn	—	—	—	09/2024	09/2026	1,206	—	(6)
	First lien (3)(13)(16) - Undrawn	—	—	—	09/2024	09/2031	4,190	(21)	(21)
								(21)	(27)	(0.00)%
eResearchTechnology, Inc.
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	03/2025	10/2031	1,074	(11)	(11)
	First lien (3)(13)(16) - Undrawn	—	—	—	03/2025	01/2027	1,847	—	(18)
								(11)	(29)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2025	06/2027	2,500	—	(13)
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	06/2030	3,707	(26)	(19)
								(26)	(32)	(0.00)%
Viper Bidco. Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	11/2024	11/2031	3,320	(17)	(17)
	First lien (3)(13)(16) - Undrawn	—	—	—	11/2024	11/2026	4,150	—	(21)
								(17)	(38)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Vehlo Purchaser, LLC
Software	First lien (3)(16) - Undrawn	—	—	—	06/2025	06/2027	$9,970	$(50)	$(50)	(0.00)%
Einstein Parent, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	01/2025	01/2031	5,750	(57)	(57)	(0.00)%
KPSKY Acquisition Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2025	1,568	—	(68)	(0.01)%
iCIMS, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	08/2022	08/2028	3,000	(26)	(74)	(0.01)%
PetVet Care Centers, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	10/2023	11/2025	3,708	—	(91)
	First lien (3)(13)(16) - Undrawn	—	—	—	10/2023	11/2029	3,708	(37)	(91)
								(37)	(182)	(0.01)%
ACI Parent Inc.(26)
ACI Group Holdings, Inc.
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	08/2021	08/2027	1,836	(18)	(184)	(0.01)%
Total Unfunded Debt Investments - United States								$(1,001)	$(982)	(0.04)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	12/2022	12/2028	$790	(6)	—	—%
Adelaide Borrower, LLC**
Software	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	1,048	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2030	667	(7)	—
								(7)	—	—%
Total Unfunded Debt Investments - Australia								$(13)	$—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - UK
Ciklum Inc.**
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	08/2025	$6,575	$—	$—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2030	2,989	(37)	—
								$(37)	$—	—%
Total Unfunded Debt Investments - UK								$(37)	$—	—%
Total Unfunded Debt Investments								$(1,051)	$(982)	(0.04)%
Total Non-Controlled/Non-Affiliated Investments								$2,268,989	$2,227,265	169.76%
Non-Controlled/Affiliated Investments (37)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (21)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(13)	SOFR(Q)*	13.50%/PIK	18.20%	12/2020	01/2028	$24,333	$24,274	$24,333	1.85%
Eagle Infrastructure Super HoldCo, LLC (30)
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.)
Business Services	First lien (2)(12)(13)	SOFR(Q)	7.50%	11.95%	03/2023	04/2028	10,628	10,628	10,628
	First lien (3)(13)	SOFR(Q)	7.50%	11.95%	03/2023	04/2028	340	340	340
								10,968	10,968	0.84%
Permian Holdco 3, Inc.
Permian Trust
Energy	Trust Claim(8)(13)	FIXED(Q)(18)*	10.00%/PIK	10.00%	03/2021	—	247	—	—
	First lien (3)(13)	SOFR(Q)(18)*	10.00%/PIK	11.00%	7/23/2020	—	3,409	—	—
								—	—	—%
Total Funded Debt Investments - United States								$35,242	$35,301	2.69%
Equity - United States
TVG-Edmentum Holdings, LLC(21)
Education	Class B-1 Common Shares (3)(13)	—	—	—	12/2020	—	24,450	$43,212	$31,036
	Class B-2 Common Shares (3)(13)	—	—	—	12/2020	—	24,449	24,839	19,176
	Series C-2 Preferred Units(3)(13)	FIXED(Q)*	15.00%/PIK	15.00%	05/2024	—	3,480	8,100	8,100
								76,151	58,312	4.45%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Eagle Infrastructure Super HoldCo, LLC
Business Services	Ordinary shares (3)(13)	—	—	—	03/2023	—	72,536	$4,104	$7,370	0.56%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(13)	—	—	—	07/2017	—	25,000,000	11,501	1,799
	Ordinary shares (3)(13)	—	—	—	07/2017	—	2,786,000	1,282	201
								12,783	2,000	0.15%
Total Shares - United States								$93,038	$67,682	5.16%
Total Non-Controlled/Affiliated Investments								$128,280	$102,983	7.85%
Controlled Investments (38)
Funded Debt Investments - United States
New Benevis Topco, LLC (23)
New Benevis Holdco, Inc.
Healthcare	First lien (2)(13)	FIXED(Q)*	12.00%/PIK	12.00%	10/2020	10/2026	$48,905	$48,905	$48,905
	First lien (3)(11)(13)	FIXED(Q)*	12.00%/PIK	12.00%	10/2020	10/2026	38,682	38,682	38,682
	Subordinated (3)(13)	FIXED(M)*	12.00%/PIK	12.00%	10/2020	10/2026	25,287	24,644	20,230
								112,231	107,817	8.22%
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(11)(13)	SOFR(Q)	9.00%	13.56%	10/2020	12/2027	23,336	23,336	23,336
	First lien (3)(11)(13)(16) - Drawn	SOFR(Q)	6.00%	10.56%	10/2020	12/2027	25,501	25,501	25,501
								48,837	48,837	3.72%
NHME Holdings Corp. (22)
National HME, Inc.
Healthcare	Second lien (3)(13)	SOFR(Q)(18)*	5.00%/PIK	9.56%	11/2018	11/2025	8,281	$7,872	$3,000	0.23%
Total Funded Debt Investments - United States								$168,940	$159,654	12.17%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(13)	—	—	—	05/2018	—	—	$160,000	$160,000	12.20%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(13)	—	—	—	05/2021	—	—	112,400	112,400	8.57%
NM NL Holdings, L.P.**
Net Lease	Membership interest (6)(13)	—	—	—	06/2018	—	—	74,248	104,973	8.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

UniTek Global Services, Inc.
Business Services	Preferred shares (3)(13)	FIXED(Q)*	20.00%/PIK	20.00%	08/2018	—	58,490,373	$55,166	$58,490
	Preferred shares (3)(13)	—	—	—	06/2017	—	80,994,293	29,318	11,031
	Preferred shares (2)(13)	—	—	—	01/2015	—	29,326,545	26,946	—
	Preferred shares (3)(13)	—	—	—	01/2015	—	141,354,439	7,447	—
	Ordinary shares (2)(13)	—	—	—	01/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(13)	—	—	—	01/2015	—	9,236,492	532	—
								121,334	69,521	5.30%
New Benevis Topco, LLC (23)
Healthcare	Common stock (2)(13)	—	—	—	10/2020	—	325,516	27,154	27,667
	Common stock (3)(13)	—	—	—	10/2020	—	152,548	12,768	12,966
								39,922	40,633	3.10%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(13)	—	—	—	10/2020	—	100	11,155	14,000	1.07%
NM YI, LLC
Net Lease	Membership interest (6)(13)	—	—	—	09/2019	—	—	6,272	8,874	0.68%
NM GP Holdco, LLC**
Net Lease	Membership interest (6)(13)	—	—	—	06/2018	—	—	850	393	0.03%
NHME Holdings Corp.(22)
Healthcare	Ordinary shares (3)(13)	—	—	—	11/2018	—	640,000	4,000	—	—%
Total Shares - United States								$530,181	$510,794	38.95%
Total Shares								$530,181	$510,794	38.95%
Warrants - United States
NHME Holdings Corp. (22)
Healthcare	Warrants (3)(13)	—	—	—	11/2018	01/2033	160,000	$1,000	$—	—%
Total Warrants - United States								$1,000	$—	—%
Total Funded Investments								$700,121	$670,448	51.12%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(13)(16) - Undrawn	—	—	—	10/2020	12/2027	$6,394	$—	$—	—%
Total Unfunded Debt Investments - United States								$—	$—	—%
Total Controlled Investments								$700,121	$670,448	51.12%
Total Investments								$3,097,390	$3,000,696	228.73%

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
June 30, 2025
(in thousands, except shares)
(unaudited)

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
(14)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of June 30, 2025, the par value U.S. dollar equivalent of the Viper Bidco, Inc. first lien term loans is $16,443, the Nelipak Holding Company first lien term loan, undrawn delayed draw term loan, undrawn revolver and drawn revolver is $19,383, $7,558, $1,318 and $92, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
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
(17)Total Coupon is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest and dividends at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA) and Euro Interbank Offered Rate (EURIBOR) and which resets daily (D), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current coupon rate provided reflects the rate in effect as of June 30, 2025.
(18)Investment is on non-accrual status as of June 30, 2025. See Note 3. Investments, for details.
(19)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $13,500 as of June 30, 2025. See Note 2. Summary of Significant Accounting Policies, for details.
(20)The Company holds a LP Interest in Firebird Co-Invest L.P. and holds a first lien term loan, a first lien delayed and a first lien revolver in Firebird Acquisition Corp, Inc., a wholly-owned subsidiary of Firebird Co-Invest L.P. .
(21)The Company holds ordinary shares and Class B-1 and Class B-2 of preferred equity in TVG-Edmentum Holdings, LLC, and subordinated notes in Edmentum Ultimate Holdings, LLC, a wholly-owned subsidiary of TVG-Edmentum Holdings, LLC. As of June 30, 2025, the Company's stated value of the Company's Class B-1 and Class B-2 preferred equity investment plus unpaid compounded dividends was $48,080 and $29,707, respectively.
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
(25)The Company holds investments in two wholly-owned subsidiaries of Diamond Parent Holdings Corp. The Company holds two first lien term loans, a first lien delayed draw and a first lien revolver in Diligent Corporation and preferred equity in Diligent Preferred Issuer Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of it's equity investment plus unpaid compounded dividends was $15,037.
(26)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, two first lien delayed draws and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of it's equity investment plus unpaid compounded dividends was $19,666.
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
June 30, 2025
(in thousands, except shares)
(unaudited)

(28)The Company holds ordinary shares in Pioneer Topco I, L.P., and two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, a wholly-owned subsidiary of Pioneer Topco I, L.P.
(29)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of it's equity investment plus unpaid compounded dividends was $2,094.
(30)The Company holds ordinary shares in Eagle Infrastructure Super HoldCo, LLC and a first lien term loan in Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.), a wholly-owned subsidiary of Eagle Infrastructure Super Holdco, LLC.
(31)The Company holds Class A-1 Common Units in Ambrosia Holdco Corp. and two first lien term loans, a subordinated loan and a first lien delayed draw in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Holdco Corp.
(32)The Company's Series A preferred equity investment and Series B preferred equity investment in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) are entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of it's Series A and Series B preferred equity investment plus unpaid compounded dividends was $3,335 and $3,691, respectively.
(33)The Company's common equity investment in HBWM Holdings, LLC. is entitled to receive cumulative return that is calculated using the unreturned original investment plus any unpaid capitalized dividends. As of June 30, 2025, the Company's unreturned original investment plus any unpaid capitalized dividends was $4,750.
(34)The Company's preferred equity investment in Knockout Intermediate Holdings I, Inc. is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of it's share plus unpaid compounded dividends was $14,237.
(35)The Company's Series A preferred equity investment in Symplr Software Intermediate Holdings, Inc. is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of it's equity investment plus unpaid compounded dividends was $23,842.
(36)The Company's preferred equity investment in Dealer Tire Holdings, LLC is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of it's share plus unpaid compounded dividends was $84,739.
(37)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of June 30, 2025 and December 31, 2024, along with transactions during the six months ended June 30, 2025 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2025	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.) / Eagle Infrastructure Super HoldCo, LLC	$19,156	$—	$—	$(819)	$18,337	$—	$660	$—	$—
Sierra Hamilton Holdings Corporation	2,000	—	—	—	2,000	—	—	—	—
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	91,620	4,026	—	(13,000)	82,646	—	2,051	1,975	125
Total Non-Controlled/Affiliated Investments	$112,776	$4,026	$—	$(13,819)	$102,983	$—	$2,711	$1,975	$125

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

(38)    Denotes investments in which the Company "controls", as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of June 30, 2025 and December 31, 2024, along with transactions during the six months ended June 30, 2025 in which the issuer was a controlled investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2024	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2025	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
National HME, Inc./NHME Holdings Corp.	$3,000	$—	$—	$—	$3,000	$—	$—	$—	$—
New Benevis Topco, LLC / New Benevis Holdco, Inc.	140,102	10,065	—	(1,717)	148,450	—	6,816	—	1,383
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	63,076	4,662	—	(4,901)	62,837	—	2,763	—	250
NM NL Holdings, L.P.	104,512	—	—	461	104,973	—	—	4,375	—
NM GP Holdco, LLC	322	—	—	71	393	—	—	22	—
NM YI LLC	9,960	—	—	(1,086)	8,874	—	—	450	—
NMFC Senior Loan Program III LLC	160,000	—	—	—	160,000	—	—	11,400	—
NMFC Senior Loan Program IV LLC	112,400	—	—	—	112,400	—	—	7,728	—
UniTek Global Services, Inc.	107,524	66,389	(60,582)	(43,810)	69,521	38,898	516	4,855	570
Total Controlled Investments	$700,896	$81,116	$(60,582)	$(50,982)	$670,448	$38,898	$10,095	$28,830	$2,203

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
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2025, 15.5% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2025
(unaudited)

June 30, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	65.55%
Second lien	5.64%
Subordinated	3.60%
Structured Finance Obligations	0.11%
Equity and other	25.10%
Total investments	100.00%

June 30, 2025
Industry Type	Percent of Total Investments at Fair Value
Software	26.99%
Business Services	17.05%
Healthcare	15.39%
Investment Funds (includes investments in joint ventures)	9.19%
Consumer Services	6.28%
Education	5.81%
Financial Services	4.44%
Distribution & Logistics	3.96%
Net Lease	3.81%
Packaging	2.36%
Energy	2.16%
Business Products	1.02%
Food & Beverage	0.71%
Consumer Products	0.51%
Specialty Chemicals & Materials	0.32%
Total investments	100.00%

June 30, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	85.69%
Fixed rates	14.31%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

June 30, 2025
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through June 30, 2025, NMFC has raised approximately $1,034,550 in net proceeds from additional offerings of its common stock.
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
•New Mountain Finance SBIC, L.P. ("SBIC I") and New Mountain Finance SBIC II, L.P. ("SBIC II"), who have received licenses from the U.S. Small Business Administration ("SBA") to operate as small business investment companies ("SBICs") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "SBIC Act"), and their general partners, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP") and New Mountain Finance SBIC II G.P., L.L.C. ("SBIC II GP"), respectively;
•New Mountain Finance SBIC III, L.P. ("SBIC III"), who received a "green light" letter from the SBA as of June 30, 2025 and received a license to operate as a SBIC effective July 15, 2025, and its general partner New Mountain Finance SBIC III G.P., L.L.C. ("SBIC III GP");
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
Similar to the Company, the investment objective of each of SBIC I, SBIC II and SBIC III is to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I, SBIC II and SBIC III investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of June 30, 2025, the Company’s top five industry concentrations were software, business services, healthcare, investment funds (which includes the Company's investments in its joint ventures) and consumer services.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC 946”). The Company consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, SBIC I, SBIC I GP, SBIC II, SBIC II GP, SBIC III, SBIC III GP, NMF Ancora, NMF QID, NMF YP, NMF Permian, NMF HB, NMF TRM, NMF Pioneer and NMF OEC and its majority-owned consolidated subsidiary: NMNLC. For majority-owned consolidated subsidiaries, the third-party equity interest is referred to as non-controlling interest. The net income attributable to non-controlling interests for such subsidiaries is presented as “Net increase (decrease) in net assets resulting from operations related to non-controlling interest” in the Company’s Consolidated Statements of Operations. The portion of shareholders' equity that is attributable to non-controlling interests for such subsidiaries is presented as “Non-controlling interest”, a component of total equity, on the Company’s Consolidated Statements of Assets and Liabilities.
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments as of June 30, 2025 are disclosed on the Company's Consolidated Schedule of Investments.
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

Below is certain summarized property information for NMNLC as of June 30, 2025:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2025
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$105,366
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,874
					$114,240
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2025 and December 31, 2024, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $13,500 and $13,500, respectively. The collateralized agreement to resell is on non-accrual status. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2025 and December 31, 2024. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2025, the Company recognized PIK interest from investments of $6,888 and $14,476, respectively, and non-cash dividends from investments of $6,642 and $14,830, respectively. For the three and six months ended June 30, 2024, the Company recognized PIK interest from investments of $9,031 and $18,685, respectively, and non-cash dividends from investments of $7,741 and $15,165, respectively.
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
The following table summarizes the current income tax expense (benefit), deferred income tax provision and total income tax provision, for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Current income tax expense (benefit)	$8	$234	$(11)	$235
Deferred income tax provision	21	130	43	767
Total income tax provision	$29	$364	$32	$1,002
As of June 30, 2025 and December 31, 2024, the Company had $1,453 and $1,410, respectively, of deferred tax liabilities, primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Stock repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding shares of common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On October 23, 2024, the Company's board of directors extended the Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2025 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three and six months ended June 30, 2025, the Company repurchased a total of 925,216 and 925,216 shares, respectively, of the Company's common stock in the open market for $9,642 and $9,642, respectively, including commissions paid. During the three and six months ended June 30, 2024, the Company did not repurchase any shares of the Company's common stock. Since the inception of the Repurchase Program, the Company has repurchased $12,590 outstanding shares of its common stock under the Repurchase Program.
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
Note 3. Investments
At June 30, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,993,735	$1,967,323
Second lien	181,428	169,099
Subordinated	119,968	107,986
Structured Finance Obligations	3,232	3,249
Equity and other	799,027	753,039
Total investments	$3,097,390	$3,000,696

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$816,749	$809,705
Business Services	567,179	511,578
Healthcare	487,991	461,828
Investment Funds (includes investments in joint ventures)	275,632	275,649
Consumer Services	188,990	188,407
Education	205,107	174,483
Financial Services	127,999	133,282
Distribution & Logistics	121,246	118,823
Net Lease	81,370	114,240
Packaging	69,179	70,934
Energy	72,775	64,837
Business Products	30,454	30,654
Food & Beverage	21,286	21,284
Consumer Products	21,868	15,377
Specialty Chemicals & Materials	9,565	9,615
Total investments	$3,097,390	$3,000,696

At December 31, 2024, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,970,251	$1,956,608
Second lien	211,449	197,050
Subordinated	113,928	102,034
Structured Finance Obligations	3,232	3,232
Equity and other	803,064	832,100
Total investments	$3,101,924	$3,091,024

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$857,673	$848,086
Healthcare	513,429	501,850
Business Services	508,536	497,954
Investment Funds (includes investments in joint ventures)	275,632	275,632
Consumer Services	192,052	192,340
Education	205,283	187,620
Financial Services	120,505	125,750
Distribution & Logistics	119,947	120,493
Net Lease	81,370	114,794
Packaging	68,200	68,093
Energy	68,114	65,076
Food & Beverage	38,840	42,450
Business Products	22,185	22,387
Consumer Products	20,769	19,101
Specialty Chemicals & Materials	9,389	9,398
Total investments	$3,101,924	$3,091,024
During the second quarter of 2022, the Company placed its second lien position in National HME, Inc. ("National HME") on non-accrual status. As of June 30, 2025, the Company's second lien position in National HME had an aggregate cost basis of $7,872, an aggregate fair value of $3,000 and total unearned interest income of $512 and $1,013, respectively, for the three and six months then ended.
As of June 30, 2025, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $31,406, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an initial aggregate principal amount of $13,479 of its first lien term loans on non-accrual status. During the third quarter of 2023, the Company placed the remaining aggregate principal amount of $17,927 of its first lien term loans on non-accrual status. As of June 30, 2025, the Company's positions in AAC on non-accrual status had an aggregate cost basis of $31,369, an aggregate fair value of $17,999 and total unearned interest income of $1,345 and $2,638, respectively, for the three and six months then ended.
During the second quarter of 2024, the Company placed its junior preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. As of June 30, 2025, the Company's junior preferred shares in Transcendia had an aggregate cost basis of $2,565, an aggregate fair value of $2,702 and total unearned income of $111 and $217, respectively, for the three and six months then ended.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of June 30, 2025 and December 31, 2024, the SPP Agreement had a cost basis of $14,500 and $14,500, respectively and a fair value of $6,525 and $6,525, respectively, which is reflective of the higher inherent risk in this transaction.
NMFC Senior Loan Program III LLC
NMFC Senior Loan Program III LLC ("SLP III") was formed as a Delaware limited liability company and commenced operations on April 25, 2018. SLP III is structured as a private joint venture investment fund between the Company and SkyKnight Income II, LLC (“SkyKnight II”) and operates under a limited liability company agreement (the "SLP III Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP III, which has equal representation from the Company and SkyKnight II. SLP III initially had a five year investment period and will continue in existence until July 8, 2029. On July 3, 2024, the investment period was extended until July 8, 2027. The investment period may be extended for up to one year pursuant to certain terms of the SLP III Agreement.
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of June 30, 2025, the Company and SkyKnight II have committed and contributed $160,000 and $40,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2025 and December 31, 2024.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A. As of the amendment on July 3, 2024, the maturity date of SLP III's revolving credit facility was extended from January 8, 2026 to January 8, 2029, and the reinvestment period was extended from July 8, 2026 to July 8, 2027. As of the amendment on July 3, 2024, during the reinvestment period, the credit facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.65%, and after the reinvestment period it will bear interest at a rate of SOFR plus 1.95%. From June 23, 2023 to July 3, 2024, during the reinvestment period, the credit facility bore interest at a rate of the SOFR plus 1.80%, and after the reinvestment period it bore interest at a rate of SOFR plus 2.10%. As of June 30, 2025, SLP III's revolving credit facility has a maximum borrowing capacity of $600,000. As of June 30, 2025 and December 31, 2024, SLP III had total investments with an aggregate fair value of approximately $701,407 and $715,096, respectively, and debt outstanding under its credit facility of $511,200 and $511,200, respectively. As of June 30, 2025 and December 31, 2024, none of SLP III's investments were on non-accrual status. Additionally, as of June 30, 2025 and December 31, 2024, SLP III had unfunded commitments in the form of delayed draws of $5,211 and $2,654, respectively.

Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
First lien investments (1)	$724,054	$727,619
Weighted average interest rate on first lien investments (2)	8.27%	8.49%
Number of portfolio companies in SLP III	88	90
Largest portfolio company investment (1)	$18,698	$17,697
Total of five largest portfolio company investments (1)	$83,330	$80,215

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of June 30, 2025:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
Aston FinCo S.a r.l.	Software	SOFR(M)	4.25%	8.69%	10/2026	$5,685	$5,673	$5,486
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	8.19%	12/2027	2,339	2,334	2,237
AmSpec Parent, LLC	Energy	SOFR(Q)	3.50%	7.80%	12/2031	5,754	5,726	5,782
Ardonagh Midco 3 Limited	Financial Services	SOFR(S)	2.75%	7.04%	02/2031	6,384	6,355	6,352
AssuredPartners, Inc	Business Services	SOFR(M)	3.50%	7.83%	02/2031	1,945	1,943	1,953
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.68%	08/2028	13,067	12,986	12,947
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.58%	09/2030	3,636	3,527	3,537
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.58%	09/2030	1,995	1,965	1,948
athenahealth Group Inc.	Healthcare	SOFR(M)	2.75%	7.08%	02/2029	5,122	4,993	5,123
Bach Finance Limited	Education	SOFR(Q)	3.25%	7.58%	01/2032	2,118	2,113	2,133
Bayou Intermediate II, LLC	Healthcare	SOFR(Q)	4.50%	9.04%	08/2028	6,634	6,600	6,634
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.25%	7.58%	12/2030	9,871	9,817	9,830
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.00%	7.33%	05/2028	7,761	7,744	7,795
BIFM CA Buyer Inc.	Business Services	SOFR(M)	3.75%	8.08%	05/2028	5,365	5,331	5,395
Boxer Parent Company Inc.	Software	SOFR(Q)	3.00%	7.33%	07/2031	15,283	15,248	15,205
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	4.25%	8.55%	05/2028	14,040	13,776	14,103
BW Holding, Inc.	Packaging	SOFR(Q)	4.00%	8.48%	12/2028	2,728	2,594	1,961
Cardinal Parent, Inc.	Software	SOFR(Q)	4.50%	8.95%	11/2027	9,670	9,558	9,445
CE Intermediate I, LLC	Software	SOFR(Q)	3.00%	7.45%	03/2032	4,690	4,690	4,696
Chrysaor Bidco S.a r.l.	Information Services	SOFR(Q)	3.00%	7.24%	10/2031	2,121	2,121	2,137
Cleanova Midco Limited	Business Products	SOFR(Q)	4.75%	9.07%	05/2032	6,269	6,050	6,057
Cloudera, Inc.	Software	SOFR(M)	3.75%	8.18%	10/2028	12,431	12,288	11,983
Cohnreznick Advisory LLC	Financial Services	SOFR(Q)	4.00%	8.30%	03/2032	6,936	6,910	6,919
CommerceHub, Inc.	Software	SOFR(Q)	6.25%	10.51%	12/2027	3,900	3,623	3,900
CommerceHub, Inc.	Software	SOFR(Q)	4.00%	8.41%	12/2027	6,845	6,797	6,815
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	8.44%	11/2028	4,628	4,615	4,420
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.25%	7.55%	02/2029	6,774	6,754	6,788
ConnectWise, LLC	Software	SOFR(Q)	3.50%	8.06%	09/2028	7,918	7,901	7,968
Convey Health Solutions, Inc.	Healthcare	SOFR(S)	1.00% + 4.25%/PIK	9.57%	07/2029	9,001	8,876	8,203
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	8.19%	10/2028	2,546	2,539	2,396
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	9.30%	10/2029	9,756	9,426	8,807
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.00%	7.33%	07/2031	11,493	11,442	11,450
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.50%	7.94%	03/2028	10,308	10,282	10,340
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	3.75%	8.02%	10/2029	9,425	9,027	9,423
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	8.70%	03/2028	15,210	14,978	14,974
EAB Global, Inc.	Education	SOFR(M)	3.00%	7.33%	08/2030	6,600	6,516	6,493
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	8.55%	04/2029	10,596	10,421	10,525
Eisner Advisory Group LLC	Financial Services	SOFR(M)	4.00%	8.33%	02/2031	8,589	8,532	8,637
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	7.78%	03/2028	16,425	16,415	15,448
FNZ Group Entities Limited	Financial Services	SOFR(Q)	5.00%	9.26%	11/2031	10,229	10,036	8,490
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	8.29%	08/2028	14,136	14,044	12,923
Groundworks, LLC	Business Services	SOFR(M)	3.00%	7.32%	03/2031	257	252	258
Groundworks, LLC	Business Services	SOFR(M)	3.00%	7.32%	03/2031	8,743	8,697	8,752
Heartland Dental, LLC	Healthcare	SOFR(M)	4.50%	8.83%	04/2028	13,965	13,615	14,000
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	8.38%	11/2026	17,604	17,560	16,817
Higginbotham Insurance Agency, Inc.	Business Services	SOFR(M)	4.50%	8.83%	11/2028	8,852	8,816	8,852
Houghton Mifflin Harcourt Company	Education	SOFR(Q)	5.25%	9.63%	04/2029	8,027	7,836	7,905
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)	4.00%	8.33%	02/2032	7,147	7,081	7,129

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.65%	08/2028	$9,747	$9,682	$9,308
Kaseya Inc.	Software	SOFR(M)	3.25%	7.58%	03/2032	5,127	5,103	5,154
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(M)	3.00%	7.33%	03/2031	3,768	3,760	3,770
LI Group Holdings, Inc.	Software	SOFR(M)	3.50%	7.94%	03/2028	3,679	3,675	3,692
LSCS Holdings, Inc.	Healthcare	SOFR(Q)	4.50%	8.80%	03/2032	13,938	13,842	13,702
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(D)	3.50%	7.76%	11/2030	2,816	2,781	2,835
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	9.38%	05/2028	1,955	1,899	1,964
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	8.18%	05/2028	8,809	8,786	8,850
Maverick Bidco Inc.	Software	SOFR(Q)	4.25%	8.79%	05/2028	2,450	2,374	2,461
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(Q)	3.00%	7.33%	05/2028	6,574	6,533	6,580
MED ParentCo, LP	Healthcare	SOFR(M)	3.25%	7.58%	04/2031	9,905	9,862	9,953
MH SUB I, LLC	Business Services	SOFR(M)	4.25%	8.58%	12/2031	9,810	9,715	8,592
MH SUB I, LLC	Business Services	SOFR(M)	4.25%	8.58%	05/2028	4,203	4,141	3,954
Michael Baker International, LLC	Business Services	SOFR(Q)	4.00%	8.28%	12/2028	5,561	5,561	5,589
Nielsen Consumer Inc.	Business Services	SOFR(M)	3.50%	7.83%	03/2028	15,257	14,180	15,290
Oceankey (U.S.) II Corp.	Media	SOFR(M)	3.50%	7.93%	12/2028	5,612	5,595	5,630
Osaic Holdings, Inc.	Financial Services	SOFR(M)	3.50%	7.83%	08/2028	11,510	11,409	11,550
Osttra Group Ltd.	Financial Services	SOFR(M)	3.50%	7.79%	05/2032	4,392	4,370	4,410
Outcomes Group Holdings, Inc.	Healthcare	SOFR(M)	3.75%	8.08%	05/2031	4,108	4,093	4,138
Peraton Corp.	Federal Services	SOFR(M)	3.75%	8.18%	02/2028	4,081	4,072	3,615
Perforce Software, Inc.	Software	SOFR(M)	4.75%	9.08%	03/2031	5,903	5,881	5,667
Physician Partners, LLC	Healthcare	SOFR(Q)	6.00%	10.30%	12/2029	2,373	2,308	2,101
Physician Partners, LLC	Healthcare	SOFR(Q)	1.50% + 2.50%/PIK	8.45%	12/2029	2,770	2,753	1,412
Plano Holdco, Inc.	Information Technology	SOFR(Q)	3.50%	7.80%	10/2031	4,613	4,592	4,394
Planview Parent, Inc.	Software	SOFR(Q)	3.50%	7.80%	12/2027	13,572	13,440	13,237
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.25%	7.55%	10/2030	13,574	13,352	13,653
Pushpay USA Inc.	Software	SOFR(Q)	4.00%	8.30%	08/2031	7,395	7,367	7,395
Quartz Holding Company	Software	SOFR(M)	3.25%	7.58%	10/2028	3,666	3,652	3,656
RealPage, Inc.	Software	SOFR(Q)	3.75%	8.05%	04/2028	4,987	4,966	5,002
RLG Holdings, LLC	Packaging	SOFR(M)	4.25%	8.69%	07/2028	5,639	5,625	4,750
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	8.94%	12/2027	6,241	6,182	6,241
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.25%	9.58%	12/2027	2,628	2,588	2,628
Secretariat Advisors LLC	Business Services	SOFR(Q)	4.00%	8.30%	02/2032	8,484	8,443	8,505
Spring Education Group, Inc.	Education	SOFR(Q)	4.00%	8.30%	10/2030	13,230	13,107	13,301
Storable, Inc.	Software	SOFR(M)	3.25%	7.58%	04/2031	2,843	2,839	2,844
Summit Acquisition Inc.	Financial Services	SOFR(M)	3.75%	8.08%	10/2031	5,985	5,957	6,007
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	8.88%	12/2027	15,320	15,262	14,007
Syndigo LLC	Software	SOFR(Q)	4.50%	9.09%	12/2027	14,598	14,554	14,598
Therapy Brands Holdings LLC	Healthcare	SOFR(M)	4.00%	8.44%	05/2028	3,995	3,985	3,116
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	8.55%	08/2028	8,463	8,445	8,463
TRC Companies LLC	Business Services	SOFR(M)	3.00%	7.33%	12/2028	9,424	9,395	9,416
UKG Inc.	Software	SOFR(M)	3.00%	7.31%	02/2031	5,783	5,779	5,811
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	9.56%	10/2028	2,256	2,237	2,274
Valcour Packaging, LLC	Packaging	SOFR(M)	1.50% + 2.25%/PIK	8.18%	10/2028	3,141	3,141	2,734
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)	4.00%	8.33%	10/2031	7,064	7,031	7,017
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	3.75%	8.05%	07/2029	5,275	5,258	5,282
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	9.58%	07/2029	1,894	1,831	1,882
Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	8.56%	10/2028	14,037	14,018	14,009
Xplor T1, LLC	Software	SOFR(Q)	3.50%	7.80%	06/2031	5,559	5,534	5,580
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.25%	9.53%	02/2028	4,011	3,912	4,011
						$718,843	$711,290	$701,401

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Unfunded Investments - First lien
AmSpec Parent, LLC	Energy	—	—	—	12/2026	$885	$(2)	$4
Chrysaor Bidco S.a r.l.	Information Services	—	—	—	07/2026	158	—	1
Cohnreznick Advisory LLC	Financial Services	—	—	—	03/2027	1,606	(6)	(4)
DG Investment Intermediate Holdings 2, Inc.	Business Services	—	—	—	03/2026	172	—	1
Groundworks, LLC	Business Services	—	—	—	03/2026	1,365	—	1
Secretariat Advisors LLC	Business Services	—	—	—	02/2027	1,025	—	3
Total Unfunded Investments						$5,211	$(8)	$6
Total Investments						$724,054	$711,282	$701,407

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2025.
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

Below is certain summarized financial information for SLP III as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and June 30, 2024:

Selected Balance Sheet Information:	June 30, 2025	December 31, 2024
Investments at fair value (cost of $711,282 and $716,654)	$701,407	$715,096
Cash and other assets	22,814	20,988
Receivable from unsettled securities sold	—	9,652
Total assets	$724,221	$745,736

Credit facility	$511,200	$511,200
Deferred financing costs (net of accumulated amortization of $7,144 and $6,515, respectively)	(3,070)	(3,692)
Payable for unsettled securities purchased	14,951	27,428
Distribution payable	7,000	7,625
Other liabilities	7,124	7,493
Total liabilities	537,205	550,054
Members' capital	$187,016	$195,682
Total liabilities and members' capital	$724,221	$745,736

Selected Statement of Operations Information:	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest income	$14,936	$16,596	$30,067	$33,385
Other income	113	58	189	85
Total investment income	15,049	16,654	30,256	33,470
Interest and other financing expenses	8,037	8,921	16,217	17,711
Other expenses	297	267	603	508
Total expenses	8,334	9,188	16,820	18,219
Net investment income	6,715	7,466	13,436	15,251
Net realized gains (losses) on investments	144	(238)	465	(5,907)
Net change in unrealized (depreciation) appreciation of investments	(170)	(4,225)	(8,317)	6,498
Net increase in members' capital	$6,689	$3,003	$5,584	$15,842
For the three and six months ended June 30, 2025, the Company earned approximately $5,600 and $11,400, respectively, of dividend income related to SLP III, which is included in dividend income. For the three and six months ended June 30, 2024, the Company earned approximately $5,775 and $11,638, respectively, of dividend income related to SLP III, which is included in dividend income. As of June 30, 2025 and December 31, 2024, approximately $5,600 and $6,100, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of June 30, 2025, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2025 and December 31, 2024.
On May 5, 2021, SLP IV entered into a $370,000 revolving credit facility with Wells Fargo Bank, National Association which matures on March 27, 2029. As of the amendment on December 20, 2024, the facility bears interest at a rate of SOFR plus 1.50%. From March 27, 2024 to December 20, 2024, the facility bore interest at a rate of SOFR plus 1.90%. From April 28, 2023 to March 27, 2024, the facility bore interest at a rate of SOFR plus 1.70%. As of June 30, 2025 and December 31, 2024, SLP IV had total investments with an aggregate fair value of approximately $453,120 and $469,326, respectively, and debt outstanding under its credit facility of $319,437 and $334,437, respectively. As of June 30, 2025 and December 31, 2024, none of SLP IV’s investments were on non-accrual status. Additionally, as of June 30, 2025 and December 31, 2024, SLP IV had unfunded commitments in the form of delayed draws of $2,772 and $1,212, respectively.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
First lien investments (1)	$470,886	$481,040
Weighted average interest rate on first lien investments (2)	8.35%	8.54%
Number of portfolio companies in SLP IV	78	79
Largest portfolio company investment (1)	$18,091	$17,933
Total of five largest portfolio company investments (1)	$67,690	$62,752

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2025:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADG, LLC	Healthcare	SOFR(Q)	1.00% + 3.00%/PIK	8.45%	09/2026	$18,091	$18,087	$14,988
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	8.19%	12/2027	1,805	1,801	1,726
AmSpec Parent, LLC	Energy	SOFR(Q)	3.50%	7.80%	12/2031	2,986	2,972	3,001
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.68%	08/2028	9,643	9,582	9,554
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.58%	09/2030	1,818	1,764	1,769
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.58%	09/2030	997	983	974
athenahealth Group Inc.	Healthcare	SOFR(M)	2.75%	7.08%	02/2029	1,777	1,771	1,777
Bach Finance Limited	Education	SOFR(Q)	3.25%	7.58%	01/2032	1,603	1,599	1,614
Bayou Intermediate II, LLC	Healthcare	SOFR(Q)	4.50%	9.04%	08/2028	8,815	8,786	8,815
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.25%	7.58%	12/2030	5,272	5,238	5,250
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.00%	7.33%	05/2028	741	740	744
BIFM CA Buyer Inc.	Business Services	SOFR(M)	3.75%	8.08%	05/2028	3,885	3,859	3,907
Boxer Parent Company Inc.	Software	SOFR(Q)	3.00%	7.33%	07/2031	10,414	10,390	10,361
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	4.25%	8.55%	05/2028	4,328	4,246	4,347
BW Holding, Inc.	Packaging	SOFR(Q)	4.00%	8.48%	12/2028	2,013	1,915	1,447
Chrysaor Bidco S.a r.l.	Information Services	SOFR(Q)	3.00%	7.24%	10/2031	1,565	1,565	1,577
Cleanova Midco Limited	Business Products	SOFR(Q)	4.75%	9.07%	05/2032	4,135	3,991	3,996
Cloudera, Inc.	Software	SOFR(M)	3.75%	8.18%	10/2028	9,274	9,166	8,940
Cohnreznick Advisory LLC	Financial Services	SOFR(Q)	4.00%	8.30%	03/2032	3,676	3,658	3,667
CommerceHub, Inc.	Software	SOFR(Q)	6.25%	10.51%	12/2027	536	536	536
CommerceHub, Inc.	Software	SOFR(Q)	4.00%	8.41%	12/2027	4,046	3,926	4,028
Confluence Technologies, Inc.	Software	SOFR(Q)	3.75%	8.20%	07/2028	9,650	9,626	8,379
Confluence Technologies, Inc.	Software	SOFR(Q)	5.00%	9.31%	07/2028	943	943	944
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	8.44%	11/2028	3,098	3,089	2,959
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.25%	7.55%	02/2029	6,774	6,754	6,788
Convey Health Solutions, Inc.	Healthcare	SOFR(S)	1.00% + 4.25%/PIK	9.57%	07/2029	3,462	3,414	3,155
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	8.19%	10/2028	1,819	1,814	1,711
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	9.30%	10/2029	6,556	6,422	5,918
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.00%	7.33%	07/2031	10,428	10,382	10,389
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	3.75%	8.02%	10/2029	5,773	5,476	5,772
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	8.70%	03/2028	9,624	9,564	9,475
EAB Global, Inc.	Education	SOFR(M)	3.00%	7.33%	08/2030	3,177	3,134	3,125
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	8.55%	04/2029	8,115	8,012	8,061
Eisner Advisory Group LLC	Financial Services	SOFR(M)	4.00%	8.33%	02/2031	5,001	4,958	5,029
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	7.78%	03/2028	10,006	9,968	9,411
FNZ Group Entities Limited	Financial Services	SOFR(Q)	5.00%	9.26%	11/2031	7,252	7,116	6,019
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	8.29%	08/2028	10,987	10,895	10,044
Groundworks, LLC	Business Services	SOFR(M)	3.00%	7.32%	03/2031	120	120	120
Groundworks, LLC	Business Services	SOFR(M)	3.00%	7.32%	03/2031	4,082	4,047	4,086
Heartland Dental, LLC	Healthcare	SOFR(M)	4.50%	8.83%	04/2028	9,960	9,774	9,985
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	8.38%	11/2026	9,556	9,546	9,129
Houghton Mifflin Harcourt Company	Education	SOFR(Q)	5.25%	9.63%	04/2029	6,215	6,068	6,119
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)	4.00%	8.33%	02/2032	5,103	5,057	5,090
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.65%	08/2028	7,702	7,654	7,356
Kaseya Inc.	Software	SOFR(M)	3.25%	7.58%	03/2032	3,548	3,531	3,567
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(M)	3.00%	7.33%	03/2031	1,289	1,286	1,290
LSCS Holdings, Inc.	Healthcare	SOFR(Q)	4.50%	8.80%	03/2032	10,248	10,192	10,075

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(D)	3.50%	7.76%	11/2030	$2,024	$1,999	$2,038
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	9.38%	05/2028	1,955	1,899	1,964
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	8.18%	05/2028	7,721	7,702	7,757
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(Q)	3.00%	7.33%	05/2028	8,160	8,138	8,168
MED ParentCo, LP	Healthcare	SOFR(M)	3.25%	7.58%	04/2031	7,309	7,277	7,345
MH SUB I, LLC	Business Services	SOFR(M)	4.25%	8.58%	12/2031	5,429	5,377	4,755
MH SUB I, LLC	Business Services	SOFR(M)	4.25%	8.58%	05/2028	3,611	3,556	3,398
Michael Baker International, LLC	Business Services	SOFR(Q)	4.00%	8.28%	12/2028	3,849	3,849	3,868
Nielsen Consumer Inc.	Business Services	SOFR(M)	3.50%	7.83%	03/2028	13,965	13,255	13,996
Oceankey (U.S.) II Corp.	Media	SOFR(M)	3.50%	7.93%	12/2028	3,845	3,833	3,857
Osaic Holdings, Inc.	Financial Services	SOFR(M)	3.50%	7.83%	08/2028	11,374	11,298	11,414
Osttra Group Ltd.	Financial Services	SOFR(M)	3.50%	7.79%	05/2032	2,897	2,883	2,909
Outcomes Group Holdings, Inc.	Healthcare	SOFR(M)	3.75%	8.08%	05/2031	2,843	2,833	2,864
Perforce Software, Inc.	Software	SOFR(M)	4.75%	9.08%	03/2031	4,356	4,339	4,182
Physician Partners, LLC	Healthcare	SOFR(Q)	6.00%	10.30%	12/2029	1,793	1,745	1,588
Physician Partners, LLC	Healthcare	SOFR(Q)	1.50% + 2.50%/PIK	8.45%	12/2029	2,093	2,081	1,067
Planview Parent, Inc.	Software	SOFR(Q)	3.50%	7.80%	12/2027	4,980	4,961	4,857
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.25%	7.55%	10/2030	9,757	9,597	9,814
Pushpay USA Inc.	Software	SOFR(Q)	4.00%	8.30%	08/2031	5,169	5,169	5,169
Quartz Holding Company	Software	SOFR(M)	3.25%	7.58%	10/2028	2,699	2,689	2,691
RealPage, Inc.	Software	SOFR(Q)	3.75%	8.05%	04/2028	1,995	1,986	2,001
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	8.94%	12/2027	7,249	7,233	7,249
Secretariat Advisors LLC	Business Services	SOFR(Q)	4.00%	8.30%	02/2032	5,871	5,843	5,886
Spring Education Group, Inc.	Education	SOFR(Q)	4.00%	8.30%	10/2030	10,206	10,110	10,261
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	5.25%	9.83%	07/2026	3,963	3,900	3,884
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	7.25%	11.83%	07/2026	2,237	2,207	2,237
Storable, Inc.	Software	SOFR(M)	3.25%	7.58%	04/2031	2,944	2,941	2,946
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	8.88%	12/2027	3,669	3,664	3,354
Syndigo LLC	Software	SOFR(Q)	4.50%	9.09%	12/2027	9,747	9,739	9,747
Therapy Brands Holdings LLC	Healthcare	SOFR(M)	4.00%	8.44%	05/2028	5,877	5,862	4,584
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	8.55%	08/2028	5,619	5,607	5,619
TRC Companies LLC	Business Services	SOFR(M)	3.00%	7.33%	12/2028	5,359	5,342	5,354
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	9.56%	10/2028	1,641	1,627	1,654
Valcour Packaging, LLC	Packaging	SOFR(M)	1.50%+2.25%/PIK	8.18%	10/2028	2,284	2,284	1,988
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)	4.00%	8.33%	10/2031	2,488	2,476	2,471
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	3.75%	8.05%	07/2029	3,938	3,923	3,943
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	9.58%	07/2029	1,095	1,047	1,088
Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	8.56%	10/2028	9,254	9,229	9,235
Xplor T1, LLC	Software	SOFR(Q)	3.50%	7.80%	06/2031	4,045	4,027	4,060
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.25%	9.53%	02/2028	3,094	3,022	3,094
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	9.92%	03/2028	9,675	9,575	9,629
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	9.92%	03/2028	2,127	2,105	2,117
Total Funded Investments						$468,114	$463,646	$453,116
Unfunded Investments - First lien
AmSpec Parent, LLC	Energy	—	—	—	12/2026	$459	$(1)	$2
Chrysaor Bidco S.a r.l.	Information Services	—	—	—	07/2026	116	—	1
Cohnreznick Advisory LLC	Financial Services	—	—	—	03/2027	851	(4)	(2)
Groundworks, LLC	Business Services	—	—	—	03/2026	637	(3)	1
Secretariat Advisors LLC	Business Services	—	—	—	02/2027	709	—	2
Total Unfunded Investments						$2,772	$(8)	$4
Total Investments						$470,886	$463,638	$453,120

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2025.
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

Below is certain summarized consolidated financial information for SLP IV as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and June 30, 2024:

Selected Consolidated Balance Sheet Information:	June 30, 2025	December 31, 2024
Investments at fair value (cost of $463,638 and $474,738, respectively)	$453,120	$469,326
Cash and other assets	14,634	15,401
Receivable from unsettled securities sold	—	7,232
Total assets	$467,754	$491,959

Credit facility	$319,437	$334,437
Deferred financing costs (net of accumulated amortization of $3,182 and $2,616, respectively)	(2,523)	(3,088)
Payable for unsettled securities purchased	10,595	13,485
Distribution payable	4,826	5,184
Other liabilities	5,171	6,090
Total liabilities	337,506	356,108

Members' capital	$130,248	$135,851
Total liabilities and members' capital	$467,754	$491,959

Selected Consolidated Statement of Operations Information:	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest income	$9,906	$12,157	$19,983	$24,119
Other income	61	46	91	67
Total investment income	9,967	12,203	20,074	24,186

Interest and other financing expenses	5,053	6,642	10,185	12,742
Other expenses	193	225	415	449
Total expenses	5,246	6,867	10,600	13,191
Net investment income	4,721	5,336	9,474	10,995

Net realized gains (losses) on investments	89	(176)	(140)	(4,874)
Net change in unrealized (depreciation) appreciation of investments	(1,343)	(3,384)	(5,106)	3,544
Net increase in members' capital	$3,467	$1,776	$4,228	$9,665
For the three and six months ended June 30, 2025, the Company earned approximately $3,794 and $7,728, respectively, of dividend income related to SLP IV, which is included in dividend income. For the three and six months ended June 30, 2024, the Company earned approximately $4,004 and $8,360, respectively, of dividend income related to SLP IV, which is included in dividend income. As of June 30, 2025 and December 31, 2024, approximately $3,794 and $4,075, respectively, of dividend income related to SLP IV was included in interest and dividend receivable.
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

Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies to determine if any qualify as “significant subsidiaries.” This determination is made based upon an analysis performed under Rules 3-09 and 4-08(g) of Regulation S-X, pursuant to which the Company must determine if any of its portfolio companies are considered a “significant subsidiary" as defined by Rule 1-02(w) of Regulation S-X. As of June 30, 2025, SLP III is considered a significant unconsolidated subsidiary under Regulation S-X Rule 10-01(b)(1). Based on the requirements under Regulation S-X Rule 10-01(b)(1), the summarized financial information of SLP III is shown above.
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of June 30, 2025:

	Total	Level I	Level II	Level III
First lien	$1,967,323	$—	$39,957	$1,927,366
Second lien	169,099	—	40,476	128,623
Subordinated	107,986	—	—	107,986
Structured Finance Obligations	3,249	—	—	3,249
Equity and other	753,039	—	—	753,039
Total investments	$3,000,696	$—	$80,433	$2,920,263
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,956,608	$—	$53,998	$1,902,610
Second lien	197,050	—	46,716	150,334
Subordinated	102,034	—	—	102,034
Structured Finance Obligations	3,232	—	3,232	—
Equity and other	832,100	—	—	832,100
Total investments	$3,091,024	$—	$103,946	$2,987,078
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, March 31, 2025	$2,956,224	$1,929,645	$125,004	$104,948	$3,232	$793,395
Total gains or losses included in earnings:
Net realized gains (losses) on investments	13,405	30	(501)	—	—	13,876
Net change in unrealized (depreciation) appreciation of investments	(34,500)	(5,909)	(690)	12	17	(27,930)
Purchases, including capitalized PIK and revolver fundings(1)	135,748	126,657	—	3,026	—	6,065
Proceeds from sales and paydowns of investments(1)	(159,810)	(123,057)	(4,386)	—	—	(32,367)
Transfers into Level III(2)	9,196	—	9,196	—	—	—
Fair Value, June 30, 2025	$2,920,263	$1,927,366	$128,623	$107,986	$3,249	$753,039
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(22,375)	$(5,819)	$(690)	$10	$17	$(15,893)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2025, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, March 31, 2024	$3,015,453	$1,731,416	$395,898	$85,343	$802,796
Total gains or losses included in earnings:
Net realized losses on investments	(31,106)	123	(35,163)	—	3,934
Net change in unrealized appreciation (depreciation) of investments	32,516	(1,208)	35,311	(1,179)	(408)
Purchases, including capitalized PIK and revolver fundings(1)	468,864	426,895	10,612	12,489	18,868
Proceeds from sales and paydowns of investments(1)	(327,063)	(165,351)	(148,917)	—	(12,795)
Transfers out of Level III(2)	(60,472)	(18,795)	(41,677)	—	—
Fair Value, June 30, 2024	$3,098,192	$1,973,080	$216,064	$96,653	$812,395
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(2,502)	$(1,138)	$88	$(1,177)	$(275)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2024, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2024	$2,987,078	$1,902,610	$150,334	$102,034	$—	$832,100
Total gains or losses included in earnings:
Net realized gains (losses) on investments	51,071	97	(2,732)	—	—	53,706
Net change in unrealized (depreciation) appreciation of investments	(82,280)	(6,620)	(829)	175	17	(75,023)
Purchases, including capitalized PIK and revolver fundings(1)	339,322	252,412	4,255	5,777	—	76,878
Proceeds from sales and paydowns of investments(1)	(387,368)	(221,133)	(31,613)	—	—	(134,622)
Transfers into Level III(2)	12,440	—	9,208	—	3,232	—
Fair Value, June 30, 2025	$2,920,263	$1,927,366	$128,623	$107,986	$3,249	$753,039
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(29,928)	$(6,481)	$(1,117)	$173	$17	$(22,520)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2025, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2023	$2,938,849	$1,637,889	$406,180	$82,871	$811,909
Total gains or losses included in earnings:
Net realized losses (gains) on investments	(42,996)	(11,736)	(35,163)	—	3,903
Net change in unrealized appreciation (depreciation) of investments	35,611	14,764	40,867	(1,438)	(18,582)
Purchases, including capitalized PIK and revolver fundings(1)	636,107	580,852	12,063	15,220	27,972
Proceeds from sales and paydowns of investments(1)	(497,819)	(277,129)	(207,883)	—	(12,807)
Transfers into Level III(2)	28,440	28,440	—	—	—
Fair Value, June 30, 2024	$3,098,192	$1,973,080	$216,064	$96,653	$812,395
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(17,335)	$2,048	$913	$(1,438)	$(18,858)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2024, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and six months ended June 30, 2025 and June 30, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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

Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2025 and December 31, 2024, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2025 and December 31, 2024, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2025 were as follows:

				Range
Type	Fair Value as of June 30, 2025	Approach	Unobservable Input	Low	High	Weighted Average(1)
First lien	$1,891,810	Market & Income Approach	EBITDA multiple	6.0x	36.0x	15.1x
			Revenue multiple	5.0x	19.5x	9.2x
			Discount rate	6.4%	23.1%	9.2%
	35,556	Other	N/A(2)	N/A	N/A	N/A
Second lien	117,872	Market & Income Approach	EBITDA multiple	8.0x	20.0x	17.2x
			Discount rate	9.0%	14.0%	10.8%
	10,751	Other	N/A(2)	N/A	N/A	N/A
Subordinated	107,986	Market & Income Approach	EBITDA multiple	8.0x	24.5x	15.8x
			Discount rate	12.4%	32.3%	18.1%
Structured Finance Obligations	3,249	Income Approach	Discount Rate	11.3%	11.3%	11.3%
Equity and other	359,029	Market & Income Approach	EBITDA multiple	6.0x	21.5x	12.0x
			Revenue multiple	5.0x	9.8x	6.1x
			Discount rate	9.7%	18.0%	11.7%
	386,640	Income Approach	Discount rate	6.3%	12.2%	9.9%
	7,370	Other	N/A(2)	N/A	N/A	N/A
	$2,920,263

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
The carrying value of the collateralized agreement approximates fair value as of June 30, 2025 and is considered a Level III investment. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
The following are the principal amounts and fair values of the Company’s borrowings as of June 30, 2025 and December 31, 2024. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings or market quotes, if available.

	As of
	June 30, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
Unsecured Notes	$990,000	$998,112	$990,000	$991,624
SBA-guaranteed debentures	262,500	236,815	300,000	270,548
2022 Convertible Notes	258,777	259,825	260,000	261,811
Holdings Credit Facility	246,063	244,919	294,363	298,435
NMFC Credit Facility (1)	31,372	31,179	27,944	26,812
Total Borrowings	$1,788,712	$1,770,850	$1,872,307	$1,849,230

(1)     As of June 30, 2025, the principal amount of the NMFC Credit Facility was $31,372, which includes €16,512 denominated in EUR and £8,666 denominated in GBP that has been converted to U.S. dollars. As of June 30, 2025, the fair value of the NMFC Credit Facility was $31,179, which included €16,409 denominated in EUR and £8,614 denominated in GBP that has been converted to U.S. dollars. As of December 31, 2024, the principal amount of the NMFC Credit Facility was $27,944, which included €16,512 denominated in EUR and £8,666 denominated in GBP that has been converted to U.S. dollars. As of December 31, 2024, the fair value of the NMFC Credit Facility was

$26,812, which included €15,379 denominated in EUR and £8,700 denominated in GBP that has been converted to U.S. dollars.

The following table summarizes the notional amounts and fair values of the Company's derivative instruments as of June 30, 2025. The Company's derivative instruments are considered Level II investments.

	As of June 30, 2025			As of December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives in fair value hedging relationships:
Interest rate swaps	$600,000	$5,718	$(1,424)	$600,000	$—	$(7,423)
Total derivatives designated as hedging instruments	600,000	5,718	(1,424)	600,000	—	(7,423)
Total derivatives	600,000	5,718	(1,424)	600,000	—	(7,423)
Total net derivatives(1)	$600,000	$4,294	$—	$600,000	$—	$(7,423)

(1)As of June 30, 2025, the Company had a net derivative asset at fair value subject to such enforceable master netting arrangement in the amount of $4,294 and a collateral balance of $13,900, included in "Payable to broker" on the Consolidated Statements of Assets and Liabilities. As of December 31, 2024, the Company had a net derivative liability at fair value subject to such enforceable master netting arrangement in the amount of $7,423 and a collateral balance $3,230, included in "Payable to broker" on the Consolidated Statements of Assets and Liabilities. As of June 30, 2025 and December 31, 2024, if the Company had elected to offset, the net amount would be $0 and $0, respectively.
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
The Company entered into a fee waiver agreement, dated March 31, 2021, as subsequently amended on November 2, 2021 and August 3, 2023, pursuant to which, effective as of and for the quarter ended March 31, 2021 through the quarter ended December 31, 2024, the Investment Adviser waived base management fees in order to reach a target base management fee of 1.25% on gross assets. Following the expiration of the Fee Waiver Agreement on December 31, 2024, the Investment Adviser agreed to waive an amount of the base management fee that it may have been entitled to under the Investment Advisory Agreement for the period of January 1, 2025 through January 28, 2025, that would be in excess of an annual rate of 1.25% of the Company's gross assets. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and six months ended June 30, 2025, management fees waived were approximately $0 and $288, respectively. For the three and six months ended June 30, 2024, management fees waived were approximately $861 and $1,762, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of June 30, 2025), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The Investment Adviser can voluntarily agree to waive a portion of the incentive fee that would otherwise have been earned during the period. The incentive fee waiver is made at the sole discretion of the Investment Adviser and not required by any contractual or regulatory obligation. For the three and six months ended June 30, 2025, incentive fees waived were approximately $2,586 and $4,120. For the three and six months ended June 30, 2024, no incentive fees were waived.
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

The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Management fee	$9,759	$11,351	$19,992	$22,348
Less: management fee waiver	—	(861)	(288)	(1,762)
Total management fee	9,759	10,490	19,704	20,586
Incentive fee, excluding accrued capital gains incentive fees	7,971	9,550	16,218	18,939
Less: incentive fee waiver	(2,586)	—	(4,120)	—
Total incentive fee	5,385	9,550	12,098	18,939
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)As of June 30, 2025 and June 30, 2024, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on January 29, 2025 for a period of 12 months commencing on March 1, 2025. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2025, approximately $705 and $1,345, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. For the three and six months ended June 30, 2024, approximately $608 and $1,186, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of June 30, 2025 and December 31, 2024, approximately $610 and $580, respectively, of indirect administrative expenses were included in payable to affiliates. For the three and six months ended June 30, 2025, the reimbursement to the Administrator represented approximately 0.02% and 0.04%, respectively, of the Company's gross assets. For the three and six months ended June 30, 2024, the reimbursement to the Administrator represented approximately 0.02% and 0.03%, respectively, of the Company's gross assets.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company’s investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser’s allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Investment Adviser and certain of its affiliates, were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.
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
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to the Company from 200.0% to 150.0% as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude the SBA-guaranteed debentures issued by SBIC I, SBIC II and SBIC III from the definition of "senior security" for the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes (as defined below) and certain of the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of June 30, 2025, the Company’s asset coverage ratio was 185.6%.
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
As of June 30, 2025, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 35.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$3,982	$6,495	$9,015	$13,582
Non-usage fee	$730	$500	$1,308	$1,008
Amortization of financing costs	$667	$576	$1,244	$1,152
Weighted average interest rate	6.3%	7.8%	6.5%	7.8%
Effective interest rate	8.6%	9.3%	8.3%	9.2%
Average debt outstanding	$251,167	$328,651	$280,737	$343,570
As of June 30, 2025 and December 31, 2024, the outstanding balance on the Holdings Credit Facility was $246,063 and $294,363, respectively, and NMF Holdings was in compliance with the applicable covenants of the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Second Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, and together with the related guarantee and security agreement, the "RCA"), dated September 30, 2024, among the Company, as the Borrower, Sumitomo Mitsui Banking Corporation, as the Administrative Agent, and the Lenders, as outlined in the RCA (the "NMFC Credit Facility"), is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of the Company's domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. As of the amendment and restatement on September 30, 2024, the maturity date of the NMFC Credit Facility is June 4, 2026 for Non-Extending Lenders, prior to the full repayment and termination of the Non-Extending Lenders on May 7, 2025, and September 28, 2029 for Extending Lenders (each as defined in the RCA).
As of the amendment and restatement on September 30, 2024, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $638,500, of which $527,100 has been committed by Extending Lenders and $111,400 has been committed by Non-Extending Lenders. On May 7, 2025, $111,400 committed by Non-Extending Lenders was fully repaid and terminated and the new maximum amount of revolving borrowings available under the NMFC Credit Facility was $527,100. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
As of the amendment and restatement on September 30, 2024, the NMFC Credit Facility generally bears interest at a rate of SOFR or SONIA, plus any applicable credit spread adjustment, or EURIBOR, plus any applicable credit spread adjustment, plus 1.90% per annum for Extending Lenders and 2.10% per annum for Non-Extending Lenders, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). From June 29, 2023 to September 29, 2024, the NMFC Credit Facility bore interest at a rate of SOFR plus any applicable credit spread adjustment, SONIA or EURIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.375% per annum. As of the amendment on June 5, 2024, the Canadian Dollar Offered Rate was replaced with the Canadian Overnight Repo Rate Average term rate plus a credit spread adjustment as a benchmark rate for certain assets.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$383	$1,101	$759	$1,754
Non-usage fee	$513	$128	$1,087	$282
Amortization of financing costs	$187	$53	$371	$107
Weighted average interest rate	5.0%	7.0%	5.2%	7.1%
Effective interest rate	14.3%	8.2%	15.3%	8.7%
Average debt outstanding	$30,315	$63,131	$29,314	$49,430
As of June 30, 2025, the outstanding balance on the NMFC Credit Facility was $31,372, which included €16,512 denominated in Euro ("EUR") and £8,666 denominated in British Pound Sterling ("GBP") that has been converted to U.S. dollars. As of December 31, 2024, the outstanding balance on the NMFC Credit Facility was $27,944, which included €16,512 denominated in EUR and £8,666 denominated in GBP that has been converted to U.S. dollars.
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
As of the amendment on October 31, 2023, the Unsecured Management Company Revolver bears interest at the Applicable Federal Rate. As of December 17, 2021 through the amendment on October 31, 2023, the Unsecured Management Company Revolver bore interest at a rate of 4.00% per annum. On October 31, 2023, the Company entered into a Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amount of revolving borrowings available thereunder from $50,000 to $100,000. As of June 30, 2025, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $100,000 and no borrowings were outstanding. For the three and six months ended June 30, 2025, amortization of financing costs were $1 and $2, respectively. For the three and six months ended June 30, 2024, amortization of financing costs were $2 and $4, respectively.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and six months ended June 30, 2024:

	Three Months Ended	Six Months Ended
	June 30, 2024(2)	June 30, 2024(2)
Interest expense(1)	$3,704	$7,485
Non-usage fee(1)	$111	$219
Amortization of financing costs	$192	$383
Weighted average interest rate	8.1%	8.1%
Effective interest rate	8.9%	8.9%
Average debt outstanding	$182,000	$183,547

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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMNLC Credit Facility II for the three and six months ended June 30, 2024:

	Three Months Ended	Six Months Ended
	June 30, 2024(1)	June 30, 2024(1)
Interest expense	$49	$94
Non-usage fee	$1	$1
Amortization of financing costs	$22	$43
Weighted average interest rate	7.6%	7.6%
Effective interest rate	11.2%	11.3%
Average debt outstanding	$2,505	$2,438

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
The 2022 Convertible Notes bear interest at an annual rate of 7.50%, payable semi-annually in arrears on April 15 and October 15 of each year. The 2022 Convertible Notes will mature on October 15, 2025 unless earlier converted, repurchased or redeemed pursuant to the terms of the 2018C Indenture. The Company may not redeem the 2022 Convertible Notes prior to July 15, 2025. On or after July 15, 2025, the Company may redeem the 2022 Convertible Notes for cash, in whole or from time to time in part, at the Company's option at a redemption price, subject to an exception for redemption dates occurring after a record date but on or prior to the interest payment date, equal to the sum of (i) 100% of the principal amount of the 2022 Convertible Notes to be redeemed, (ii) accrued and unpaid interest thereon to, but excluding, the redemption date and (iii) a make-whole premium.
On January 21, 2025, the Company launched a tender offer to purchase, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated January 21, 2025, up to $260,000 aggregate principal amount of the outstanding 2022 Convertible Notes for cash in an amount equal to $1.01 per $1.00 principal amount of Notes purchased (exclusive of accrued and unpaid interest on such notes) (the "2022 Convertible Notes Tender Offer"). The 2022 Convertible Notes Tender Offer expired on February 19, 2025. As of the expiration of the 2022 Convertible Tender Offer, $1,216 aggregate principal amount of the 2022 Convertible Notes were validly tendered and not validly withdrawn pursuant to the 2022 Convertible Notes Tender Offer. The Company accepted for purchase all of the 2022 Convertible Notes that were validly tendered and not validly withdrawn at the expiration of the 2022 Convertible Notes Tender Offer. Following settlement of the 2022 Convertible Notes Tender Offer on February 24, 2025, approximately $258,784 aggregate principal amount of the 2022 Convertible Notes remained outstanding. On June 27, 2025, the Company was notified that $7 of aggregate principal amount of the 2022 Convertible Notes were being converted to 514 shares of common stock at a conversion price of $13.61 per share, with the transaction settling on July 2, 2025.
The following table summarizes certain key terms related to the convertible features of the 2022 Convertible Notes as of June 30, 2025:

2022 Convertible Notes
Initial conversion premium(1)	14.7%
Initial conversion rate(2)	70.4225
Initial conversion price	$14.20
Conversion rate at June 30, 2025(1)(2)	73.4752
Conversion price at June 30, 2025(2)(3)	$13.61
Last conversion price calculation date	June 16, 2025

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the 2022 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at June 30, 2025 on the 2022 Convertible Notes was calculated on June 16, 2025.
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

The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the 2022 Convertible Notes for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$4,853	$4,875	$9,718	$9,750
Amortization of financing costs	$426	$404	$852	$800
Amortization of premium	$(28)	$(28)	$(45)	$(57)
Weighted average interest rate	7.5%	7.5%	7.5%	7.5%
Effective interest rate	8.1%	8.1%	8.1%	8.1%
Average debt outstanding	$258,784	$260,000	$259,147	$260,000
As of June 30, 2025 and December 31, 2024, the outstanding balance on the 2022 Convertible Notes was $258,777 and $260,000, respectively. The Company was in compliance with the terms of the 2018C Indenture on such dates.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense(1)	$16,199	$11,874	$31,594	$21,488
Amortization of financing costs	$811	$518	$1,613	$1,013
Amortization of discount	$311	$155	$618	$257
Weighted average interest rate	6.5%	6.7%	6.5%	6.3%
Effective interest rate	7.0%	7.3%	6.8%	6.9%
Average debt outstanding	$990,000	$690,000	$990,000	$661,305

(1)Interest expense includes net expense recognized on fair value hedges.
As of June 30, 2025 and December 31, 2024, the outstanding balance on the Unsecured Notes was $989,987 and $978,503, respectively, and the Company was in compliance with the terms of the NPA and Indenture as of such dates, as applicable.
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
The following table presents the effect of hedging derivative instruments on the Consolidated Statements of Operations and the total amounts for the respective line items affected:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(Losses) gains on fair value hedging relationship:
Interest rate swap contract:
Interest expense recognized on derivative	$(1,074)	$(1,017)	$(2,002)	$(1,081)
Gains (losses) recognized on derivative	4,545	(1,128)	11,717	(1,552)
(Losses) gains recognized on hedged item	(4,449)	844	(10,866)	1,175
Net expense recognized on fair value hedge	$(978)	$(1,301)	$(1,151)	$(1,458)
The following table summarizes the carrying value of the Company's hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of June 30, 2025 and December 31, 2024.

	As of
	June 30, 2025		December 31, 2024
Description	Carrying Value	Cumulative Amount of Basis Adjustment	Carrying Value	Cumulative Amount of Basis Adjustment
6.875% Unsecured Notes	$302,763	$(4,994)	$296,590	$871
6.200% Unsecured Notes	$297,223	$1,342	$291,913	$6,343
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
The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a net asset position on June 30, 2025 of $4,294 and a net liability position on December 31, 2024 of $7,423, respectively, for which Morgan Stanley Bank N.A. had posted collateral of $13,900 and $3,230, respectively. The Company does not have any derivatives that are not designated as hedging instruments.
SBA-guaranteed debentures—On August 1, 2014, August 25, 2017 and July 15, 2025, respectively, SBIC I, SBIC II and SBIC III received licenses from the SBA to operate as SBICs.
These SBIC licenses allow each of SBIC I, SBIC II and SBIC III to obtain leverage in the form of SBA-guaranteed debentures, subject to the SBA's customary commitment and draw application procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with ten year maturities. The SBA, as a creditor, will have a superior claim to the assets of SBIC I, SBIC II and SBIC III over the Company's stockholders in the event SBIC I, SBIC II and SBIC III are liquidated or the SBA exercises its remedies upon an event of default.
On February 28, 2025, SBIC I repaid $37,500 of SBA-guaranteed debentures that were set to mature on March 1, 2025.
As of June 30, 2025 and December 31, 2024, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $112,500 and $150,000, respectively.

As of June 30, 2025 and December 31, 2024, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
As of June 30, 2025, SBIC III had not yet received a license to operate as an SBIC. Following its receipt of a license to operate as an SBIC on July 15, 2025 and upon receipt of a capital commitment from the SBA, SBIC III will be able to issue SBA guaranteed debentures.
The following table summarizes the Company’s SBA-guaranteed debentures as of June 30, 2025:

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$1,752	$2,021	$3,659	$4,041
Amortization of financing costs	$219	$250	$456	$500
Weighted average interest rate	2.7%	2.7%	2.7%	2.7%
Effective interest rate	3.0%	3.0%	3.0%	3.0%
Average debt outstanding	$262,500	$300,000	$274,724	$300,000

The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by SBA regulations that, among other things: require SBICs to invest in eligible small businesses and invest at least 25.0% of investment capital in eligible smaller enterprises (as defined by the SBA regulations), place certain limitations on the financing terms of investments, regulate the types of financing provided by an SBIC, prohibit investments in small businesses with certain characteristics or in certain industries, and require capitalization thresholds that limit distributions to the Company. SBICs are subject to periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) and in accordance with the SBA's SBIC Valuation Guidelines by an independent auditor.

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2025, the Company had unfunded commitments on revolving credit facilities of $136,569, no outstanding bridge financing commitments and other future funding commitments of $124,509. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $126,723, no outstanding bridge financing commitments and other future funding commitments of $116,953. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the NMFC Credit Facility and the Unsecured Management Company Revolver, as of June 30, 2025 and December 31, 2024. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2025 and December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $97,380 and $83,638, respectively, which could require funding in the future.

Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and six months ended June 30, 2025:

					Accumulated Undistributed (Overdistributed) Earnings
	Common Stock		Treasury Stock	Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	at Cost	of Par	Income	(Losses) Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2024	107,851,415	$1,079	$—	$1,365,852	$181,266	$(141,279)	$(53,579)	$1,353,339	$5,952	$1,359,291
Offering costs	—	—	—	(28)	—	—	—	(28)	—	(28)
Distributions declared	—	—	—	—	(34,512)	—	—	(34,512)	(90)	(34,602)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	34,524	37,825	(48,936)	23,413	104	23,517
Net assets at March 31, 2025	107,851,415	$1,079	$—	$1,365,824	$181,278	$(103,454)	$(102,515)	$1,342,212	$5,966	$1,348,178
Repurchases of common stock	(925,216)	—	(9,642)	—	—	—	—	(9,642)	—	(9,642)
Conversion of 2022 Convertible Notes	514	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	14	—	—	—	14	—	14
Distributions declared	—	—	—	—	(34,499)	—	—	(34,499)	(90)	(34,589)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	34,468	13,389	(40,083)	7,774	101	7,875
Net assets at June 30, 2025	106,926,713	$1,079	$(9,642)	$1,365,838	$181,247	$(90,065)	$(142,598)	$1,305,859	$5,977	$1,311,836

The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and six months ended June 30, 2024:

				Accumulated Undistributed (Overdistributed) Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized (Losses)	Net Unrealized Appreciation	Total Net Assets	Non-Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2023	102,558,859	$1,026	$1,331,269	$150,407	$(100,015)	$(62,736)	$1,319,951	$11,772	$1,331,723
Issuances of common stock	3,730,434	37	47,882	—	—	—	47,919	—	47,919
Offering costs	—	—	(81)	—	—	—	(81)	—	(81)
Distributions declared	—	—	—	(38,265)	—	—	(38,265)	(197)	(38,462)
Net increase (decrease) in net assets resulting from operations	—	—	—	37,325	(11,830)	1,913	27,408	676	28,084
Net assets at March 31, 2024	106,289,293	$1,063	$1,379,070	$149,467	$(111,845)	$(60,823)	$1,356,932	$12,251	$1,369,183
Issuances of common stock	1,562,122	16	19,756	—	—	—	19,772	—	19,772
Offering costs	—	—	(388)	—	—	—	(388)	—	(388)
Distributions declared	—	—	—	(36,669)	—	—	(36,669)	(165)	(36,834)
Net increase (decrease) in net assets resulting from operations	—	—	—	38,200	(31,166)	27,437	34,471	313	34,784
Net assets at June 30, 2024	107,851,415	$1,079	$1,398,438	$150,998	$(143,011)	$(33,386)	$1,374,118	$12,399	$1,386,517
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
For the three and six months ended June 30, 2025, the Company did not sell any shares of common stock under the Distribution Agreement. For the three and six months ended June 30, 2024, the Company sold 1,562,122 and 5,292,556 shares, respectively, of common stock under the Distribution Agreement. For the three and six months ended June 30, 2024, the Company received total accumulated net proceeds of approximately $19,772 and $67,691, respectively, including $5 and $12, respectively, of offering expenses, from these sales.
The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of June 30, 2025, shares representing approximately $257,991 of its common stock remain available for issuance and sale under the Distribution Agreement.

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Earnings per share—basic
Numerator for basic earnings per share:	$7,774	$34,471	$31,187	$61,879
Denominator for basic weighted average share:	107,750,160	106,891,784	107,800,508	105,276,077
Basic earnings per share:	$0.07	$0.32	$0.29	$0.59
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$7,774	$34,471	$31,187	$61,879
Adjustment for interest on 2022 Convertible Notes and incentive fees, net	4,197	3,900	8,259	7,800
Numerator for diluted earnings per share:	$11,971	$38,371	$39,446	$69,679
Denominator for basic weighted average share	107,750,160	106,891,784	107,800,508	105,276,077
Adjustment for dilutive effect of 2022 Convertible Notes	18,983,299	18,867,985	18,992,347	18,825,547
Denominator for diluted weighted average share	126,733,459	125,759,769	126,792,855	124,101,624
Diluted earnings per share:	$0.07	$0.31	$0.29	$0.56

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and six months ended June 30, 2025, there was anti-dilution. For the three and six months ended June 30, 2024, there was no anti-dilution.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2025 and June 30, 2024:

	Six Months Ended
	June 30, 2025	June 30, 2024
Per share data(1):
Net asset value, January 1, 2025 and January 1, 2024, respectively	$12.55	$12.87
Net investment income	0.64	0.72
Net realized and unrealized losses	(0.36)	(0.15)
Total net increase	0.28	0.57
Repurchases of common stock	0.02	—
Distributions declared to stockholders from net investment income	(0.64)	(0.70)
Net asset value, June 30, 2025 and June 30, 2024, respectively	$12.21	$12.74
Per share market value, June 30, 2025 and June 30, 2024, respectively	$10.55	$12.24
Total return based on market value(2)	(0.72)%	1.71%
Total return based on net asset value(3)	2.44%	4.50%
Shares outstanding at end of period	106,926,713	107,851,415
Average weighted shares outstanding for the period	107,800,508	105,276,077
Average net assets for the period	$1,347,006	1,349,273
Ratio to average net assets(4):
Net investment income	10.33%	11.26%
Total expenses, before waivers/reimbursements	15.62%	16.53%
Total expenses, net of waivers/reimbursements	14.96%	16.26%
Average debt outstanding—Unsecured Notes	$990,000	$661,305
Average debt outstanding—Holdings Credit Facility	280,737	343,570
Average debt outstanding—SBA-guaranteed debentures	274,724	300,000
Average debt outstanding—2022 Convertible Notes	259,147	260,000
Average debt outstanding—NMFC Credit Facility(5)	29,314	49,430
Average debt outstanding—DB Credit Facility (6)	—	183,547
Average debt outstanding—NMNLC Credit Facility II (7)	—	2,438
Asset coverage ratio(8)	185.56%	182.80%
Portfolio turnover	7.94%	14.94%

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
(4)Interim periods are annualized.
(5)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2025 and June 30, 2024, the Company had borrowings denominated in EUR of €16,512 and €17,400, respectively, and borrowings denominated in GBP of £8,666 and £22,850, respectively, that have been converted to U.S. dollars.
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
Note 15. Subsequent Events
On July 24, 2025, the Company’s board of directors declared a third quarter 2025 distribution of $0.32 per share, payable on September 30, 2025 to holders of record as of September 16, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the "Company"), including the consolidated schedule of investments, as of June 30,2025, the related consolidated statements of operations, changes in net assets for the three-month and six-month periods ended June 30, 2025 and 2024, the consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 4, 2025

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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through June 30, 2025, we have raised approximately $1,034.6 million in net proceeds from additional offerings of our common stock.
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
•New Mountain Finance SBIC, L.P. ("SBIC I") and New Mountain Finance SBIC II, L.P. ("SBIC II"), who have received licenses from the U.S. Small Business Administration ("SBA") to operate as small business investment companies ("SBICs") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "SBIC Act"), and their general partners, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP") and New Mountain Finance SBIC II G.P., L.L.C. ("SBIC II GP"), respectively;
•New Mountain Finance SBIC III, L.P. ("SBIC III"), who received a "green light" letter from the SBA as of June 30, 2025 and received a license to operate as a SBIC effective July 15, 2025, and its general partner New Mountain Finance SBIC III G.P., L.L.C. ("SBIC III GP");
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
Similar to us, the investment objective of each of SBIC I, SBIC II and SBIC III, is to generate current income and capital appreciation under the investment criteria we use. However, SBIC I, SBIC II and SBIC III investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of June 30, 2025, our top five industry concentrations were software, business services, healthcare, investment funds (which includes our investments in our joint ventures) and consumer services.
As of June 30, 2025, our net asset value was approximately $1,305.9 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $3,000.7 million in 123 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 10.6% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 10.1%. The

YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use Sterling Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On July 24, 2025, our board of directors declared a third quarter 2025 distribution of $0.32 per share payable on September 30, 2025 to holders of record as of September 16, 2025.
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
Basis of Accounting
We consolidate our wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, NMFDB, SBIC I, SBIC I GP, SBIC II, SBIC II GP, SBIC III, SBIC III GP, NMF Ancora, NMF QID, NMF YP, NMF Permian, NMF HB, NMF TRM, NMF Pioneer and NMF OEC and our majority-owned consolidated subsidiary, NMNLC. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2025.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2025.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of June 30, 2025, we and SkyKnight II have committed and contributed $160.0 million and $40.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of June 30, 2025 and December 31, 2024.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A. As of the amendment on July 3, 2024, the maturity date of SLP III's revolving credit facility was extended from January 8, 2026 to January 8, 2029, and the reinvestment period was extended from July 8, 2026 to July 8, 2027. As of the amendment on July 3, 2024, during the reinvestment period, the credit facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.65%, and after the reinvestment period it will bear interest at a rate of SOFR plus 1.95%. From June 23, 2023 to July 3, 2024, during the reinvestment period, the credit facility bore interest at a rate of SOFR plus 1.80%, and after the reinvestment period it bore interest at a rate of SOFR plus 2.10%. As of June 30, 2025, SLP III's revolving credit facility had a maximum borrowing capacity of $600.0 million. As of June 30, 2025 and December 31, 2024, SLP III had total investments with an aggregate fair value of approximately $701.4 million and $715.1 million, respectively, and debt outstanding under its credit facility of $511.2 million and $511.2 million, respectively. As of June 30, 2025 and December 31, 2024, none of SLP III's investments were on non-accrual. Additionally, as of June 30, 2025 and December 31, 2024, SLP III had unfunded commitments in the form of delayed draws of $5.2 million and $2.7 million, respectively.
Below is a summary of SLP III's portfolio as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
First lien investments (1)	$724,054	$727,619
Weighted average interest rate on first lien investments (2)	8.27%	8.49%
Number of portfolio companies in SLP III	88	90
Largest portfolio company investment (1)	$18,698	$17,697
Total of five largest portfolio company investments (1)	$83,330	$80,215

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP III's portfolio as of June 30, 2025 and December 31, 2024 and additional information on certain summarized financial information for SLP III as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and June 30, 2024.

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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of June 30, 2025, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of June 30, 2025 and December 31, 2024.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on March 27, 2029. As of the amendment on December 20, 2024, the facility bears interest at a rate of SOFR plus 1.50%. From March 27, 2024 to December 20, 2024, the facility bore interest at a rate of SOFR plus 1.90%. From April 28, 2023 to March 27, 2024, the facility bore interest at a rate of SOFR plus 1.70%. As of June 30, 2025 and December 31, 2024, SLP IV had total investments with an aggregate fair value of approximately $453.1 million and $469.3 million, respectively, and debt outstanding under its credit facility of $319.4 million and $334.4 million, respectively. As of June 30, 2025 and December 31, 2024, none of SLP IV’s investments were on non-accrual. Additionally, as of June 30, 2025 and December 31, 2024, SLP IV had unfunded commitments in the form of delayed draws of $2.8 million and $1.2 million, respectively.
Below is a summary of SLP IV's consolidated portfolio as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
First lien investments (1)	$470,886	$481,040
Weighted average interest rate on first lien investments (2)	8.35%	8.54%
Number of portfolio companies in SLP IV	78	79
Largest portfolio company investment (1)	$18,091	$17,933
Total of five largest portfolio company investments (1)	$67,690	$62,752

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2025 and December 31, 2024 and additional information on certain summarized financial information for SLP IV as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and June 30, 2024.
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of June 30, 2025.
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

Below is certain summarized property information for NMNLC as of June 30, 2025:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2025
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$105,366
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,874
					$114,240
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2025 and December 31, 2024, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $13.5 million and $13.5 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of June 30, 2025 and December 31, 2024, the SPP Agreement had a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $6.5 million and $6.5 million, respectively, which is reflective of the higher inherent risk in this transaction.

Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2025 we recognized PIK interest from investments of approximately $6.9 million and $14.5 million, respectively, and non-cash dividends from investments of approximately $6.6 million and $14.8 million, respectively. For the three and six months ended June 30, 2024 we recognized PIK interest from investments of approximately $9.0 million and $18.7 million, respectively, and non-cash dividends from investments of approximately $7.7 million and $15.2 million, respectively.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Rating of our portfolio companies as of June 30, 2025:

(in millions)	As of June 30, 2025
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$2,888.4	92.4%	$2,858.0	94.8%
Yellow	128.4	4.1%	89.4	3.0%
Orange	88.7	2.8%	51.4	1.7%
Red	21.9	0.7%	15.4	0.5%
Total	$3,127.4	100.0%	$3,014.2	100.0%
As of June 30, 2025, all investments in our portfolio had a Green Risk Rating with the exception of six portfolio companies that had a Yellow Risk Rating, seven portfolio companies that had an Orange Risk Rating and one portfolio company that had a Red Risk Rating.
During the second quarter of 2022, we placed our second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of June 30, 2025, our second lien position in National HME had an aggregate cost basis of $7.9 million, an aggregate fair value of $3.0 million and total unearned interest income of $0.5 million and $1.0 million, respectively, for the three and six months then ended. As of June 30, 2025, our investment in National HME had an Orange Risk Rating.
As of June 30, 2025, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $31.4 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $13.5 million of our first lien term loans on non-accrual status. During the third quarter of 2023, we placed the remaining aggregate principal amount of $17.9 million of our first lien term loans on non-accrual status. As of June 30, 2025, our positions in AAC on non-accrual status had an aggregate cost basis of $31.4 million, an aggregate fair value of $18.0 million and total unearned interest income of $1.3 million and $2.6 million, respectively, for the three and six months then ended. As of June 30, 2025, our investment in AAC had an Orange Risk Rating.
During the second quarter of 2024, we placed our investment in our junior preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. As of June 30, 2025, our junior preferred shares in Transcendia had an aggregate cost basis of $2.6 million, an aggregate fair value of $2.7 million and total unearned income of $0.1 million and $0.2 million, respectively, for the three and six months then ended. As of June 30, 2025, our investment in Transcendia had a Green Risk Rating.
During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual. As of June 30, 2025, our investment in this security had a Yellow Risk Rating and had an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $13.5 million.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $3,000.7 million in 123 portfolio companies at June 30, 2025 and approximately $3,091.0 million in 120 portfolio companies at December 31, 2024.
The following table shows our portfolio and investment activity for the six months ended June 30, 2025 and June 30, 2024:

	Six Months Ended
(in millions)	June 30, 2025	June 30, 2024
Investments in 34 and 55 new and existing portfolio companies, respectively	$243.2	$630.2
Debt repayments in existing portfolio companies	286.3	445.2
Sales of securities in 6 and 2 portfolio companies, respectively	55.7	9.3
Change in unrealized appreciation on 31 and 68 portfolio companies, respectively	6.4	77.9
Change in unrealized depreciation on 88 and 55 portfolio companies, respectively	(96.0)	(44.4)
Recent Accounting Standards Updates
See Item 1.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended June 30, 2025 and June 30, 2024
Revenue

	Three Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Total interest income	$62,830	$68,373
Total dividend income	19,331	22,365
Other income	1,329	3,850
Total investment income	$83,490	$94,588
Our total investment income decreased by approximately $11.1 million, or 12%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. For the three months ended June 30, 2025, total investment income of approximately $83.5 million consisted of approximately $51.7 million in cash interest from investments, approximately $6.9 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $4.3 million, approximately $12.7 million in cash dividends from investments, approximately $6.6 million in non-cash dividends from investments and approximately $1.3 million in other income. The decrease in interest income of approximately $5.5 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to a lower invested asset base, along with slightly lower yields on the portfolio. The decrease in dividend income of approximately $3.0 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to a higher dividend income balance in 2024 driven by a cash distribution received related to our ordinary shares in OA Topco, L.P. Other income during the three months ended June 30, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 12 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Management fee	$9,759	$11,351
Less: management fee waiver	—	(861)
Total management fee	9,759	10,490
Incentive fee	7,971	9,550
Less: incentive fee waiver	(2,586)	—
Total incentive fee	5,385	9,550
Interest and other financing expenses	31,138	33,113
Professional fees	1,100	1,127
Administrative expenses	1,184	1,108
Other general and administrative expenses	331	527
Total expenses	48,897	55,915
Income tax expense	8	234
Net expenses after income taxes	$48,905	$56,149

Our total net operating expenses decreased by approximately $7.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Our management fee, net of a management fee waiver, remained relatively flat for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Our incentive fee, net of an incentive fee waiver, decreased by approximately $4.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease in incentives fees was primarily attributable to an incentive fee waiver by the Investment Advisor, along with a decrease in investment income. Interest and other financing expenses decreased by approximately $2.0 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease in interest and other financing expenses was primarily attributable to a decrease in total outstanding borrowings. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Net realized gains (losses) on investments	$13,389	$(31,166)
Net change in unrealized (depreciation) appreciation of investments	(40,530)	30,512
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	—	(3,000)
Net change in unrealized appreciation on foreign currency	452	129
Provision for taxes	(21)	(130)
Net realized and unrealized losses	$(26,710)	$(3,655)
Our net realized gains and unrealized gains and losses resulted in a net loss of approximately $26.7 million for the three months ended June 30, 2025 compared to net realized losses and unrealized gains and losses resulting in a net loss of approximately $3.7 million for the same period in 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2025 was primarily driven by unrealized depreciation in TVG-Edmentum Holdings, LLC ("Edmentum"), ACI Parent Inc. and New Permian Holdco, Inc., partially offset by realized gains in OA Topco, L.P. The provision for income taxes was attributable to equity investments that are held as of June 30, 2025 in eight of our corporate subsidiaries. The net loss for the three months ended June 30, 2024 was primarily driven by realized losses in New Trojan Parent, Inc. and Transcendia and unrealized depreciation in TVG-Edmentum Holdings, LLC, PPVA Fund, L.P. and Black Elk, partially offset by realized gains in Haven Midstream Holdings LLC and unrealized appreciation in New Permian Holdco, Inc., OA Topco, L.P. and UniTek Global Services, Inc. The provision for income taxes was attributable to equity investments that are held as of June 30, 2024 in eight of our corporate subsidiaries. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Three Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Total investment income	$83,490	$94,588
Net expenses after income taxes	48,905	56,149
Net investment income	34,585	38,439
Less: Net investment income related to non-controlling interest in NMNLC	117	239
Net investment income related to NMFC	$34,468	$38,200

Net change in realized gains (losses) on investments	13,389	(31,166)
Less: Net change in realized gains on investments related to non-controlling interest in NMNLC	—	—
Net change in realized gains (losses) of investments related to NMFC	$13,389	$(31,166)

Net change in unrealized (depreciation) appreciation of investments	(40,530)	30,512
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	(3,000)
Net change in unrealized appreciation on foreign currency	452	129
Provision for taxes	(21)	(130)
Less: Net change in unrealized (depreciation) appreciation of investments related to non-controlling interest in NMNLC	(16)	74
Net change in unrealized (depreciation) appreciation of investments related to NMFC	$(40,083)	$27,437
Results of Operations for the Six Months Ended June 30, 2025 and June 30, 2024
Revenue

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Total interest income	$124,347	$135,993
Total dividend income	40,274	42,765
Other income	4,532	6,386
Total investment income	$169,153	$185,144
Our total investment income decreased by approximately $16.0 million, or 9%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. For the six months ended June 30, 2025, total investment income of approximately $169.2 million consisted of approximately $103.9 million in cash interest from investments, approximately $14.5 million in PIK interest from investments, approximately $0.1 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $5.9 million, approximately $25.5 million in cash dividends from investments, approximately $14.8 million in non-cash dividends from investments and approximately $4.5 million in other income. The decrease in interest income of approximately $11.6 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to a lower invested asset base, along with slightly lower yields on the portfolio. The decrease in dividend income of approximately $2.5 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to a higher dividend income balance in 2024 driven by a cash distribution received related to our ordinary shares in OA Topco, L.P. Other income during the six months ended June 30, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 20 different portfolio companies.

Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Management fee	$19,992	$22,348
Less: management fee waiver	(288)	(1,762)
Total management fee	19,704	20,586
Incentive fee	16,218	18,939
Less: incentive fee waiver	(4,120)	—
Total incentive fee	12,098	18,939
Interest and other financing expenses	62,512	64,129
Professional fees	2,489	2,194
Administrative expenses	2,288	2,076
Other general and administrative expenses	847	992
Total expenses	99,938	108,916
Income tax (benefit) expense	(11)	235
Net expenses after income taxes	$99,927	$109,151

Our total net operating expenses decreased by approximately $9.2 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Our management fee, net of a management fee waiver, remained relatively flat for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Our incentive fee, net of an incentive fee waiver, decreased by approximately $6.8 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease in incentives fees was primarily attributable to an incentive fee waiver by the Investment Adviser along with a decrease in investment income. Our interest and other financing expenses decreased by approximately $1.6 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease in interest and other financing expenses was primarily attributable to a decrease in total outstanding borrowings. Our total professional fees, administrative expenses and total other general and administrative expenses for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Net realized gains (losses) on investments	$51,214	$(42,993)
Net change in unrealized (depreciation) appreciation of investments	(89,607)	33,529
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	—	(3,000)
Net change in unrealized appreciation on foreign currency	602	106
Provision for taxes	(43)	(767)
Net realized and unrealized losses	$(37,834)	$(13,125)
Our net realized gains and unrealized gains and losses resulted in a net loss of approximately $37.8 million for the six months ended June 30, 2025 compared to net realized losses and unrealized gains and losses resulting in a net loss of approximately $13.1 million for the same period in 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the six months ended June 30, 2025 was primarily driven by unrealized depreciation in UniTek Global Services, Inc., TVG-Edmentum Holdings, LLC, ACI Parent Inc. and New Permian Holdco, Inc., partially offset by unrealized appreciation in Homrich Berg and realized gains in OA Topco, L.P. The provision for income taxes was attributable to equity investments that are held as of June 30, 2025 in eight of our corporate subsidiaries. The net loss for the six months ended June 30, 2024 was primarily driven by realized losses in New Trojan Parent, Inc., TMK Hawk Parent, Corp., and Transcendia and unrealized depreciation in TVG-Edmentum Holdings, LLC, New Benevis Topco, LLC, PPVA Fund, L.P. and Black Elk, partially offset by realized gains in Haven Midstream Holdings LLC and unrealized appreciation in NM GP Holdco, LLC, UniTek, CentralSquare Technologies, LLC and New Permian Holdco, Inc. The provision for income taxes was attributable to equity investments that are held as of June 30, 2024 in eight of our corporate subsidiaries. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Total investment income	$169,153	$185,144
Net expenses after income taxes	99,927	109,151
Net investment income	69,226	75,993
Less: Net investment income related to non-controlling interest in NMNLC	234	468
Net investment income related to NMFC	$68,992	$75,525

Net change in realized gains (losses) on investments	51,214	(42,993)
Less: Net change in realized gains on investments related to non-controlling interest in NMNLC	—	3
Net change in realized gains (losses) of investments related to NMFC	$51,214	$(42,996)

Net change in unrealized (depreciation) appreciation of investments	(89,607)	33,529
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	(3,000)
Net change in unrealized appreciation on foreign currency	602	106
Provision for taxes	(43)	(767)
Less: Net change in unrealized (depreciation) appreciation of investments related to non-controlling interest in NMNLC	(29)	518
Net change in unrealized (depreciation) appreciation of investments related to NMFC	$(89,019)	$29,350

Liquidity, Capital Resources, Off-Balance Sheet Arrangements and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through June 30, 2025, we have raised approximately $1,034.6 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0% as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude the SBA-guaranteed debentures of SBIC I, SBIC II and SBIC III from the definition of "senior securities" in the asset coverage requirement applicable to us under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2022 Convertible Notes and certain of the Unsecured Notes (as defined in Item 1— Financial Statements—Note 7. Borrowings in this Quarterly Report on Form 10-Q) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of June 30, 2025, our asset coverage ratio was 185.6%.
As of June 30, 2025 and December 31, 2024, our borrowings consisted of the 2021A Unsecured Notes, 2022A Unsecured Notes, 8.250% Unsecured Notes, 6.875% Unsecured Notes, 6.200% Unsecured Notes, SBA-guaranteed debentures,

2022 Convertible Notes, Holdings Credit Facility, NMFC Credit Facility and Unsecured Management Company Revolver. See Item 1—Financial Statements —Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information.
At June 30, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $57.4 million and $80.3 million, respectively. Our cash provided by (used in) operating activities during the six months ended June 30, 2025 and June 30, 2024 was approximately $144.3 million and $(91.6) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
For the three and six months ended June 30, 2025, we did not sell any shares of common stock under the Distribution Agreement. For the three and six months ended June 30, 2024, we sold 1,562,122 and 5,292,556 shares, respectively, of common stock under the Distribution Agreement and received total accumulated net proceeds of approximately $19.8 million and $67.7 million, respectively, including $0.0 million and $0.0 million of offering expenses, from these sales.
We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of June 30, 2025, shares representing approximately $258.0 million of our common stock remain available for issuance and sale under the Distribution Agreement.
Off-Balance Sheet Agreements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2025 and December 31, 2024, we had outstanding commitments to third parties to fund investments totaling $261.1 million and $243.7 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2025 and December 31, 2024, we had commitment letters to purchase investments in an aggregate par amount of $97.4 million and $83.6 million, respectively. As of June 30, 2025 and December 31, 2024, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2025 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes(1)	$990.0	$200.0	$375.0	$415.0	$—
SBA-guaranteed debentures(2)	262.5	80.2	32.3	99.0	51.0
2022 Convertible Notes(3)	258.8	258.8	—	—	—
Holdings Credit Facility(4)	246.1	—	—	246.1	—
NMFC Credit Facility(5)	31.4	—	—	31.4	—
Unsecured Management Company Revolver(6)	—	—	—	—	—
Total Contractual Obligations	$1,788.8	$539.0	$407.3	$791.5	$51.0

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
(2)The SBA-guaranteed debentures held by SBIC I and SBIC II began to mature on March 1, 2025. On February 28, 2025, SBIC I repaid $37.5 million of guaranteed debentures that were due on March 1, 2025.
(3)The 2022 Convertible Notes will mature on October 15, 2025 unless earlier converted or purchased at the holder's option or redeemed by us.
(4)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($246.1 million as of June 30, 2025) must be repaid on or before March 28, 2030. As of June 30, 2025, there was approximately $483.9 million of available capacity remaining, subject to borrowing base limitations, under the Holdings Credit Facility.
(5)Under the terms of the $527.1 million NMFC Credit Facility, all outstanding borrowings under that facility ($31.4 million, which included €16.5 million denominated in EUR and £8.7 million denominated in GBP that have been converted to U.S. dollars as of June 30, 2025) must be repaid on or before September 28, 2029. As of June 30, 2025, there was approximately $495.7 million of available capacity remaining, subject to borrowing base limitations, under the NMFC Credit Facility.
(6)Under the terms of the $100.0 million Unsecured Management Company Revolver, all outstanding borrowings under that facility must be repaid on or before December 31, 2027. As of June 30, 2025, there were no borrowings outstanding.
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

Distributions and Dividends
Distributions declared and paid to stockholders for the six months ended June 30, 2025 totaled approximately $69.0 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recently completed fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)(2)
December 31, 2025
Second Quarter	April 22, 2025	June 16, 2025	June 30, 2025	$0.32
First Quarter	February 14, 2025	March 17, 2025	March 31, 2025	0.32
				$0.64
December 31, 2024
Fourth Quarter	October 23, 2024	December 17, 2024	December 31, 2024	$0.33
Third Quarter	July 23, 2024	September 16, 2024	September 30, 2024	0.34
Second Quarter	April 18, 2024	June 14, 2024	June 28, 2024	0.34
First Quarter	January 30, 2024	March 15, 2024	March 29, 2024	0.36
				$1.37
December 31, 2023
Fourth Quarter	December 8, 2023	December 22, 2023	December 29, 2023	$0.10	(3)
Fourth Quarter	October 24, 2023	December 15, 2023	December 29, 2023	0.36
Third Quarter	July 27, 2023	September 15, 2023	September 29, 2023	0.36
Second Quarter	April 25, 2023	June 16, 2023	June 30, 2023	0.35
First Quarter	January 24, 2023	March 17, 2023	March 31, 2023	0.32
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2025 approximately $0.7 million and $1.3 million, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of June 30, 2025, approximately $0.6 million of indirect administrative expenses were included in payable to affiliates. For the three and six months ended June 30, 2025, the reimbursement to the Administrator represented approximately 0.02% and 0.04%, respectively, of our gross assets.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Investment Adviser and certain of its affiliates, were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-

investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates steady in the first and second quarters of 2025, following consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which would also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA or SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2025, certain of the loans held in our portfolio had floating SOFR, SONIA, EURIBOR or Prime interest rates. As of June 30, 2025, approximately 85.66% of our investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR, SONIA or EURIBOR floor (includes investments bearing prime interest rate contracts) and approximately 14.34% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR, SONIA or EURIBOR rates.
The following table estimates the potential changes in interest income, net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2025. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our credit facilities, we use the outstanding balance as of June 30, 2025. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(16.44)%
-150 Basis Points	(12.33)%
-100 Basis Points	(8.22)%
-50 Basis Points	(4.11)%
+50 Basis Points	4.11%
+100 Basis Points	8.22%
+150 Basis Points	12.33%
+200 Basis Points	16.44%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of June 30, 2025. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the three months ended June 30, 2025.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the six months ended June 30, 2025, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 227,507 shares of our common stock for approximately $2.6 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the six months ended June 30, 2025.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2025	101,771	$11.36	—	$—
February 2025	—	—	—	—
March 2025	—	—	—	—
April 2025	125,736	11.14	—	—
May 2025	—	—	—	—
June 2025	—	—	—	—
Total	227,507	$11.24	—	$—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated, to repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On October 23, 2024, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2025 or until $50.0 million of outstanding shares of common stock have been repurchased. To date, approximately $12.6 million of common stock has been repurchased by us under the Repurchase Program.
The following table outlines repurchases of our common stock under our stock repurchase program during the six months ended June 30, 2025.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share (1)	or Programs	Plans or Programs
January 2025	—	—	—	$47,052
February 2025	—	—	—	47,052
March 2025	—	—	—	47,052
April 2025	—	—	—	47,052
May 2025	38,800	10.59	38,800	46,641
June 2025	886,416	10.41	866,416	37,410
Total	925,216	$10.42	905,216

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

10.1
Fourteenth Amended and Restated Loan and Security Agreement, dated as of July 17, 2025, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian*

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
(4)Previously filed in connection with New Mountain Finance Corporation's Current Report on Form 8-K filed on April 3, 2019.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2025.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ JOHN R. KLINE
John R. Kline
President, Chief Executive Officer
(Principal Executive Officer) and Director

By:	/s/ KRIS CORBETT
Kris Corbett
Chief Financial Officer and Treasurer (Principal
Financial and Accounting Officer)