Form 10-Q
period 2025-09-30
New Mountain Finance Corp
filed 2025-11-03
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	Shares as of November 3, 2025
Common stock, par value $0.01 per share	103,155,812

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,224,517 and $2,298,083, respectively)	$2,173,373	$2,277,352
Non-controlled/affiliated investments (cost of $129,720 and $124,254, respectively)	94,686	112,776
Controlled investments (cost of $708,084 and $679,587, respectively)	675,560	700,896
Total investments at fair value (cost of $3,062,321 and $3,101,924, respectively)	2,943,619	3,091,024
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	13,500	13,500
Cash and cash equivalents	63,684	80,320
Interest and dividend receivable	44,169	42,379
Derivative asset at fair value	5,834	—
Receivable from affiliates	334	213
Other assets	17,769	19,265
Total assets	$3,088,909	$3,246,701
Liabilities
Borrowings
Unsecured Notes	$990,999	$978,503
Holdings Credit Facility	308,063	294,363
2022 Convertible Notes	258,782	260,091
SBA-guaranteed debentures	196,205	300,000
NMFC Credit Facility	31,032	27,944
Deferred financing costs (net of accumulated amortization of $48,017 and $63,971, respectively)	(19,698)	(24,191)
Net borrowings	1,765,383	1,836,710
Interest payable	18,072	17,109
Payable to broker	13,460	3,230
Payable for unsettled securities purchased	10,412	—
Management fee payable	9,619	10,467
Incentive fee payable	2,801	8,625
Deferred tax liability	1,478	1,410
Derivative liability at fair value	821	7,423
Other liabilities	4,197	2,436
Total liabilities	1,826,243	1,887,410
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 107,851,929 and 107,851,415 shares issued, respectively, and 104,189,336 and 107,851,415 shares outstanding, respectively	1,079	1,079
Paid in capital in excess of par	1,365,849	1,365,852
Treasury stock at cost, 3,662,593 and 0 shares held, respectively	(37,253)	—
Accumulated undistributed earnings	(73,049)	(13,592)
Total net assets of New Mountain Finance Corporation	$1,256,626	$1,353,339
Non-controlling interest in New Mountain Net Lease Corporation	6,040	5,952
Total net assets	$1,262,666	$1,359,291
Total liabilities and net assets	$3,088,909	$3,246,701
Number of shares outstanding	104,189,336	107,851,415
Net asset value per share of New Mountain Finance Corporation	$12.06	$12.55
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$49,811	$61,788	$155,508	$175,608
PIK interest income	2,968	4,340	8,812	13,460
Dividend income	179	185	1,242	2,762
Non-cash dividend income	4,026	5,077	12,432	14,558
Other income	1,436	1,454	3,640	6,345
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	322	349	989	1,093
PIK interest income	1,132	971	3,176	2,680
Non-cash dividend income	304	1,593	2,279	4,211
Other income	63	63	188	188
From controlled investments:
Interest income (excluding PIK interest income)	1,665	1,651	5,172	4,395
PIK interest income	3,505	3,739	10,093	11,595
Dividend income	11,818	11,789	36,199	36,812
Non-cash dividend income	2,925	1,649	7,374	4,715
Other income	375	679	2,578	2,049
Total investment income	80,529	95,327	249,682	280,471
Expenses
Interest and other financing expenses	31,720	37,661	94,232	101,790
Management fee	9,619	11,700	29,611	34,048
Incentive fee	7,345	8,821	23,563	27,760
Professional fees	924	1,019	3,413	3,213
Administrative expenses	916	1,059	3,204	3,135
Other general and administrative expenses	478	531	1,325	1,523
Total expenses	51,002	60,791	155,348	171,469
Less: management and incentive fees waived (See Note 5)	(4,544)	(970)	(8,952)	(2,732)
Net expenses	46,458	59,821	146,396	168,737
Net investment income before income taxes	34,071	35,506	103,286	111,734
Income tax expense	29	118	18	353
Net investment income	34,042	35,388	103,268	111,381
Net realized (losses) gains:
Non-controlled/non-affiliated investments	8	(75)	12,324	(46,899)
Controlled investments	1	(456)	38,899	3,375
Foreign currency	—	(1,455)	—	(1,455)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(8,977)	419	(33,783)	56,474
Non-controlled/affiliated investments	(9,736)	(7,853)	(23,555)	(34,396)
Controlled investments	(2,851)	(4,260)	(53,833)	(243)
Securities purchased under collateralized agreements to resell	—	—	—	(3,000)
New Mountain Net Lease Corporation	—	1,533	—	1,533
Foreign currency	(120)	1,690	482	1,796
Provision for taxes	(25)	(1,037)	(68)	(1,804)
Net realized and unrealized losses	(21,700)	(11,494)	(59,534)	(24,619)
Net increase in net assets resulting from operations	12,342	23,894	43,734	86,762
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(153)	(5)	(358)	(994)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	$12,189	$23,889	$43,376	$85,768
Basic earnings per share	$0.11	$0.22	$0.40	$0.81
Weighted average shares of common stock outstanding - basic (See Note 11)	106,016,542	107,851,415	107,199,318	106,140,789
Diluted earnings per share	$0.11	$0.22	$0.40	$0.78
Weighted average shares of common stock outstanding - diluted (See Note 11)	125,036,696	126,779,819	126,201,036	125,000,872
Distributions declared and paid per share	$0.32	$0.34	$0.96	$1.04
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Increase (decrease) in net assets resulting from operations:
Net investment income	$34,042	$35,388	$103,268	$111,381
Net realized gains (losses) on investments and foreign currency	9	(1,986)	51,223	(44,979)
Net change in unrealized (depreciation) appreciation of investments, foreign currency and New Mountain Net Lease Corporation	(21,684)	(8,471)	(110,689)	25,164
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	—	—	(3,000)
Provision for taxes	(25)	(1,037)	(68)	(1,804)
Net increase in net assets resulting from operations	12,342	23,894	43,734	86,762
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation ("NMNLC")	(153)	(5)	(358)	(994)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	12,189	23,889	43,376	85,768
Capital transactions
Net proceeds from shares sold	—	—	—	67,691
Repurchase of shares under Old Repurchase Program	(27,611)	—	(37,253)	—
Conversion of 2022 Convertible Notes to Shares	7	—	7	—
Offering costs	4	(43)	(10)	(512)
Distributions declared to stockholders from net investment income	(33,822)	(36,668)	(102,833)	(111,602)
Total net (decrease) increase in net assets resulting from capital transactions	(61,422)	(36,711)	(140,089)	(44,423)
Net (decrease) increase in net assets	(49,233)	(12,822)	(96,713)	41,345
New Mountain Finance Corporation net assets at the beginning of the period	1,305,859	1,374,118	1,353,339	1,319,951
New Mountain Finance Corporation net assets at the end of the period	1,256,626	1,361,296	1,256,626	1,361,296
Non-controlling interest in NMNLC	6,040	6,283	6,040	6,283
Net assets at the end of the period	$1,262,666	$1,367,579	$1,262,666	$1,367,579

Capital share activity
Shares sold	—	—	—	5,292,556
Conversion of 2022 Convertible Notes to Shares	—	—	514	—
Shares repurchased under Old Repurchase Program	(2,737,377)	—	(3,662,593)	—
Net (decrease) increase in shares outstanding	(2,737,377)	—	(3,662,079)	5,292,556

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net increase in net assets resulting from operations	$43,734	$86,762
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	(51,223)	43,524
Net realized losses on translation of assets and liabilities in foreign currencies	—	1,455
Net change in unrealized depreciation (appreciation) of investments and New Mountain Net Lease Corporation	111,171	(23,368)
Net change in unrealized appreciation on translation of assets and liabilities in foreign currencies	(482)	(1,796)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	3,000
Amortization of purchase discount	(7,482)	(5,774)
Amortization of deferred financing costs	6,866	7,502
Amortization of premium on 2022 Convertible Notes	(74)	(87)
Amortization of discount on 6.875% and 6.200% Unsecured Notes	932	422
Net change due to hedging activity	(871)	635
Non-cash investment income	(40,281)	(47,921)
(Increase) decrease in operating assets:
Cash paid for purchase of non-controlling interest in New Mountain Net Lease Corporation	—	(4,666)
Cash distribution received for purchase of non-controlling interest in New Mountain Net Lease Corporation	—	244
Purchase of investments and delayed draw facilities	(370,769)	(772,915)
Proceeds from sales and paydowns of investments	519,148	557,709
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	236	447
Cash paid for purchase of drawn portion of revolving credit facilities	—	(48)
Cash paid on drawn revolvers	(25,603)	(29,475)
Cash repayments on drawn revolvers	15,601	24,893
Deferred tax asset	—	594
Interest and dividend receivable	(1,771)	(1,809)
Receivable from affiliates	(121)	(57)
Other assets	1,496	(2,832)
(Decrease) increase in operating liabilities:
Management fee payable	(848)	614
Incentive fee payable	(5,824)	266
Payable for unsettled securities purchased	10,412	—
Interest payable	959	(1,953)
Deferred tax liability	68	1,100
Payable to broker	10,230	10,370
Other liabilities	1,889	(20)
Net cash flows provided by (used in) operating activities	217,393	(153,184)
Cash flows from financing activities
Net proceeds from shares sold	—	67,691
Repurchase of shares under Old Repurchase Program	(37,253)	—
Offering costs paid	(76)	(336)
Distributions paid	(102,833)	(111,602)
Proceeds from Holdings Credit Facility	378,500	558,400
Repayment of Holdings Credit Facility	(364,800)	(665,900)
Repayment of 2022 Convertible Notes	(1,228)	—
Proceeds from Unsecured Notes	—	594,981
Repayment of Unsecured Notes	—	(116,500)
Proceeds from NMFC Credit Facility	—	112,386
Repayment of NMFC Credit Facility	—	(96,450)
Repayment of DB Credit Facility	—	(186,400)
Repayment of SBA-guaranteed debentures	(103,795)	—
Proceeds from NMNLC Credit Facility II	—	7,710
Repayment of NMNLC Credit Facility II	—	(7,655)
Distributions related to non-controlling interest in NMNLC	(270)	(528)
Deferred financing costs paid	(2,436)	(10,832)
Net cash flows used in financing activities	(234,191)	144,965
Net increase (decrease) in cash and cash equivalents	(16,798)	(8,219)
Effect of foreign exchange rate changes on cash and cash equivalents	162	72
Cash and cash equivalents at the beginning of the period	80,320	70,090
Cash and cash equivalents at the end of the period	$63,684	$61,943
Supplemental disclosure of cash flow information
Cash interest paid	$82,554	$93,432
Income taxes (received) paid	(345)	142
Non-cash operating activities:
Non-cash activity on investments	$61,007	$26,350
Non-cash financing activities:
Conversion of 2022 Convertible Notes to Shares	$7	$—
Accrual for offering costs	41	159
Accrual for deferred financing costs	45	708

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(12)(13)	SOFR(M)	5.25%	9.51%	12/2021	12/2027	$22,560	$22,444	$22,560
	First lien (3)(11)(13)	SOFR(M)	5.25%	9.51%	12/2021	12/2027	20,061	19,974	20,061
	First lien (4)(13)	SOFR(M)	5.25%	9.51%	01/2022	12/2027	9,525	9,483	9,525
	First lien (4)(13)	SOFR(M)	5.25%	9.51%	12/2021	12/2027	7,319	7,282	7,319
	Subordinated (3)(11)(13)	FIXED(Q)*	11.50%/PIK	11.50%	12/2021	12/2031	17,145	17,020	16,901
	Subordinated (4)(13)	FIXED(Q)*	11.50%/PIK	11.50%	01/2022	12/2031	6,724	6,674	6,628
								82,877	82,994	6.57%
Associations Finance, Inc.
Associations, Inc.
Business Services	First lien (3)(11)(13)	SOFR(Q)	6.50%	11.08%	05/2024	07/2028	49,057	49,038	49,057
	First lien (3)(13)(16) - Drawn	SOFR(Q)	6.50%	11.08%	05/2024	07/2028	1,450	1,449	1,450
	Subordinated (3)(13)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	8,851	8,835	9,028
	Subordinated (3)(13)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	3,380	3,374	3,515
								62,696	63,050	4.99%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(12)(13)	SOFR(M)	4.75%	9.01%	08/2021	10/2030	40,009	39,806	40,009
	First lien (5)(13)	SOFR(M)	4.75%	9.01%	08/2021	10/2030	21,287	21,232	21,287
								61,038	61,296	4.85%
Einstein Parent, Inc.
Software	First lien (3)(11)(13)	SOFR(Q)	6.50%	10.83%	01/2025	01/2031	55,582	55,074	55,026	4.36%
OEConnection LLC
Software	First lien (2)(12)	SOFR(M)	5.25%	9.41%	04/2024	04/2031	46,080	45,885	46,234
	First lien (3)(11)	SOFR(M)	5.25%	9.41%	04/2024	04/2031	8,040	8,004	8,067
								53,889	54,301	4.30%
iCIMS, Inc.
Software	First lien (2)(12)(13)	SOFR(Q)	5.75%	10.07%	09/2023	08/2028	44,742	44,576	43,623
	First lien (2)(12)(13)	SOFR(Q)	6.25%	10.57%	10/2022	08/2028	7,366	7,329	7,274
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.75%	10.07%	08/2022	08/2028	988	985	964
								52,890	51,861	4.11%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

GS Acquisitionco, Inc.
Software	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.25%	08/2019	05/2028	$25,145	$25,113	$25,145
	First lien (5)(13)	SOFR(Q)	5.25%	9.25%	08/2019	05/2028	21,130	21,102	21,130
	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.25%	08/2019	05/2028	2,886	2,881	2,886
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.25%	9.25%	08/2019	05/2028	1,607	1,601	1,607
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.25%	9.25%	03/2024	05/2028	450	448	450
								51,145	51,218	4.06%
Model N, Inc.
Software	First lien (2)(12)(13)	SOFR(Q)	4.75%	8.75%	06/2024	06/2031	43,885	43,696	43,885	3.48%
IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(12)(13)	SOFR(M)	5.75%	10.01%	07/2021	07/2028	18,372	18,305	18,372
	First lien (3)(11)(13)	SOFR(M)	5.75%	10.01%	07/2022	07/2028	7,704	7,663	7,704
	Subordinated (3)(13)	SOFR(Q)	7.50%	11.60%	07/2022	07/2029	16,953	16,816	16,953
								42,784	43,029	3.41%
Deca Dental Holdings LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)	5.75%	9.85%	08/2021	08/2028	36,806	36,624	35,834
	First lien (3)(11)(13)	SOFR(Q)	5.75%	9.85%	08/2021	08/2028	3,874	3,854	3,772
	First lien (3)(11)(13)(16) - Drawn	SOFR(Q)	5.75%	9.85%	08/2021	08/2027	3,027	2,997	2,947
								43,475	42,553	3.37%
Foreside Financial Group, LLC
Business Services	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.60%	05/2022	09/2027	36,905	36,761	36,905
	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.60%	05/2022	09/2027	4,043	4,019	4,043
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.25%	9.40%	03/2024	09/2027	386	383	386
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.25%	9.46%	05/2022	09/2027	277	277	277
								41,440	41,611	3.30%
Acumatica Holdings, Inc.
Software	First lien (3)(11)(13)	SOFR(Q)	4.75%	9.06%	07/2025	07/2032	39,188	39,188	39,188	3.10%
Foundational Education Group, Inc.
Education	Second lien (5)(13)	SOFR(M)	6.50%	10.78%	08/2021	08/2029	22,500	22,433	22,500
	Second lien (3)(11)(13)	SOFR(M)	6.50%	10.78%	08/2021	08/2029	10,965	10,742	10,965
	First lien (2)(12)	SOFR(M)	4.25%	8.53%	05/2025	08/2028	6,367	5,847	5,683
								39,022	39,148	3.10%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

MRI Software LLC
Software	First lien (5)(13)	SOFR(Q)	4.75%	8.75%	01/2020	02/2027	$21,261	$21,240	$21,261
	First lien (3)(11)(13)	SOFR(Q)	4.75%	8.75%	03/2021	02/2027	7,532	7,524	7,532
	First lien (2)(12)(13)	SOFR(Q)	4.75%	8.75%	03/2021	02/2027	4,486	4,483	4,486
	First lien (2)(12)(13)	SOFR(Q)	4.75%	8.75%	01/2020	02/2027	3,083	3,080	3,083
	First lien (3)(11)(13)	SOFR(Q)	4.75%	8.75%	01/2020	02/2027	787	786	787
	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.75%	8.75%	01/2020	02/2027	200	199	200
								37,312	37,349	2.96%
CentralSquare Technologies, LLC
Software	First lien (2)(12)(13)	SOFR(M)*	2.88% + 3.38%/PIK	10.41%	04/2024	04/2030	36,475	36,124	36,475	2.89%
TigerConnect, Inc.
Healthcare	First lien (3)(11)(13)	SOFR(Q)*	3.38% + 3.38%/PIK	11.20%	02/2022	08/2029	29,868	29,714	29,868
	First lien (3)(11)(13)	SOFR(Q)*	3.38% + 3.38%/PIK	11.11%	08/2025	08/2029	3,054	3,032	3,054
	First lien (2)(13)(16) - Drawn	SOFR(Q)*	3.38% + 3.38%/PIK	11.20%	02/2022	08/2029	3,273	3,273	3,273
								36,019	36,195	2.87%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (3)(11)(13)	SOFR(S)	5.75%	10.14%	10/2021	10/2028	36,155	35,971	35,522	2.81%
IG Investments Holdings, LLC
Business Services	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.31%	09/2021	09/2028	32,553	32,399	32,553
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.31%	03/2024	09/2028	2,523	2,523	2,523
								34,922	35,076	2.78%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First lien (3)(11)(13)	SOFR(Q)	6.09%	10.54%	03/2021	03/2028	19,259	19,138	19,259
	First lien (3)(11)(13)	SOFR(Q)	6.09%	10.37%	03/2021	03/2028	5,012	4,999	5,012
	First lien (2)(12)(13)	SOFR(Q)	6.09%	10.54%	03/2021	03/2028	4,913	4,882	4,913
	First lien (3)(11)(13)	SOFR(Q)	6.24%	10.71%	04/2025	03/2028	4,706	4,686	4,706
								33,705	33,890	2.68%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First lien (2)(12)(13)	SOFR(Q)	5.50%	9.60%	10/2021	10/2028	$17,043	$16,953	$17,043
	First lien (3)(11)(13)	SOFR(Q)	5.50%	9.60%	10/2021	10/2028	12,267	12,206	12,267
	First lien (3)(11)(13)	SOFR(Q)	5.50%	9.60%	06/2022	10/2028	974	976	974
	First lien (3)(11)(13)(16) - Drawn	SOFR(Q)	5.50%	9.60%	10/2021	10/2027	715	708	715
	First lien (3)(13)	SOFR(Q)	5.50%	9.60%	10/2021	10/2028	79	79	79
								30,922	31,078	2.46%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (4)(13)	SOFR(Q)	5.75%	9.95%	08/2022	08/2029	22,219	22,172	22,219
	First lien (2)(12)(13)	SOFR(Q)	5.75%	9.95%	06/2024	08/2029	8,196	8,196	8,196
								30,368	30,415	2.41%
Nelipak Holding Company
Packaging	First lien (3)(11)(13)(14)	EURIBOR(M)	5.50%	7.41%	03/2024	03/2031	€16,399	17,644	19,241
	First lien (2)(12)(13)	SOFR(M)	5.50%	9.66%	03/2024	03/2031	$8,955	8,899	8,955
	First lien (3)(11)(13)(14)(16) - Drawn	SOFR(M)	5.50%	9.66%	03/2024	03/2031	$1,620	1,608	1,620
	First lien (3)(13)(16) - Drawn	EURIBOR(M)	5.50%	7.41%	03/2024	03/2031	€78	90	92
								28,241	29,908	2.37%
Brave Parent Holdings, Inc.
Software	First lien (5)(13)	SOFR(M)	5.00%	9.16%	11/2023	11/2030	19,868	19,789	19,868
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.16%	05/2024	11/2030	7,768	7,768	7,768
	First lien (5)(13)	SOFR(M)	5.00%	9.16%	11/2023	11/2030	1,309	1,301	1,309
	First lien (3)(13)	SOFR(M)	5.00%	9.16%	05/2024	11/2030	512	516	512
								29,374	29,457	2.33%
ACI Parent Inc.(26)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(12)(13)	SOFR(M)*	2.75% + 3.25%/PIK	10.26%	08/2021	08/2028	22,456	22,351	20,210
	First lien (3)(11)(13)	SOFR(M)*	2.75%+ 3.25%/PIK	10.26%	08/2021	08/2028	4,311	4,281	3,880
	First lien (3)(11)(13)	SOFR(M)*	2.75% + 3.25%/PIK	10.26%	08/2021	08/2028	3,980	3,959	3,582
	First lien (3)(13)(16) - Drawn	SOFR(M)	5.50%	9.76%	08/2021	08/2027	1,224	1,212	1,102
								31,803	28,774	2.28%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

DOCS, MSO, LLC
Healthcare	First lien (3)(11)(13)	SOFR(M)	5.75%	10.10%	06/2022	06/2028	$18,196	$18,196	$18,196
	First lien (4)(13)	SOFR(M)	5.75%	10.10%	06/2022	06/2028	6,814	6,814	6,814
	First lien (3)(11)(13)	SOFR(M)	5.75%	10.01%	02/2025	06/2028	3,363	3,342	3,363
								28,352	28,373	2.25%
Bullhorn, Inc.
Software	First lien (2)(12)(13)	SOFR(M)	5.00%	9.16%	09/2019	10/2029	13,206	13,175	13,206
	First lien (3)(11)(13)	SOFR(M)	5.00%	9.16%	05/2024	10/2029	8,879	8,943	8,879
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.16%	10/2021	10/2029	3,398	3,394	3,398
	First lien (3)(11)(13)	SOFR(M)	5.00%	9.16%	05/2024	10/2029	1,025	1,022	1,025
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.16%	09/2019	10/2029	761	759	761
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.16%	09/2019	10/2029	341	340	341
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.16%	09/2019	10/2029	272	271	272
	First lien (3)(13)(16) - Drawn	SOFR(M)	5.00%	9.16%	09/2019	10/2029	125	127	125
								28,031	28,007	2.22%
PetVet Care Centers, LLC
Consumer Services	First lien (3)(11)(13)	SOFR(M)	6.00%	10.16%	10/2023	11/2030	27,932	27,708	26,717	2.12%
YLG Holdings, Inc.
Business Services	First lien (5)(13)	SOFR(Q)	4.75%	9.04%	11/2019	12/2030	21,716	21,692	21,716
	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.04%	04/2025	12/2030	4,320	4,299	4,320
	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.75%	8.97%	04/2025	12/2030	395	393	395
	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.75%	8.75%	11/2019	12/2030	19	18	19
								26,402	26,450	2.09%
Pioneer Topco I, L.P.(28)
Pioneer Buyer I, LLC
Software	First lien (3)(11)(13)	SOFR(Q)	6.00%	10.00%	03/2024	11/2028	23,089	23,012	23,089
	First lien (3)(13)	SOFR(Q)	6.00%	10.00%	03/2022	11/2028	2,374	2,366	2,374
								25,378	25,463	2.02%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(11)(13)	SOFR(S)	5.50%	9.62%	02/2022	02/2028	18,818	18,774	18,603
	First lien (2)(12)(13)	SOFR(S)	5.50%	9.62%	02/2022	02/2028	5,237	5,223	5,176
	First lien (3)(11)(13)	SOFR(S)	5.50%	9.62%	02/2022	02/2028	688	686	680
								24,683	24,459	1.94%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

PDI TA Holdings, Inc.
Software	First lien (4)(13)	SOFR(Q)	5.50%	9.81%	01/2024	02/2031	$22,227	$22,133	$22,227
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.50%	9.81%	01/2024	02/2031	732	728	732
	First lien (3)(11)(13)	SOFR(Q)	5.50%	9.81%	03/2025	02/2031	510	510	510
								23,371	23,469	1.86%
Diamond Parent Holdings Corp. (25)
Diligent Corporation
Software	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.20%	04/2024	08/2030	19,821	19,760	19,821
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.20%	04/2024	08/2030	3,398	3,387	3,398
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.00%	9.20%	04/2024	08/2030	249	248	249
								23,395	23,468	1.86%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)(13)	SOFR(Q)	6.75%	11.16%	11/2019	11/2027	22,500	22,441	19,384
	Second lien (2)(12)(13)	SOFR(Q)	6.75%	11.16%	11/2019	11/2027	4,208	4,188	3,625
								26,629	23,009	1.82%
Power Grid Holdings, Inc.
Business Products	First lien (4)(13)	SOFR(Q)	4.75%	8.75%	11/2023	12/2030	22,218	22,076	22,218
	First lien (3)(13)(16) - Drawn	SOFR(M)	4.75%	9.67%	11/2023	12/2030	515	510	515
								22,586	22,733	1.80%
Xactly Corporation
Software	First lien (4)(13)	SOFR(Q)	6.25%	10.55%	07/2017	07/2027	22,500	22,487	22,241	1.76%
Baker Tilly Advisory Group, LP
Financial Services	First lien (3)(11)(13)	SOFR(M)	4.75%	8.91%	05/2024	06/2031	15,642	15,540	15,642
	First lien (2)(12)(13)	SOFR(M)	4.50%	8.66%	05/2025	06/2031	5,782	5,755	5,753
	First lien (3)(11)(13)	SOFR(M)	4.50%	8.66%	07/2025	06/2031	378	376	376
								21,671	21,771	1.72%
Sierra Enterprises, LLC
Food & Beverage	First lien (2)(12)(13)	SOFR(Q)	6.00%	10.00%	05/2025	05/2030	21,411	21,260	21,250	1.68%
Cardinal Parent, Inc.
Software	First lien (4)	SOFR(Q)	4.50%	8.65%	10/2020	11/2027	11,639	11,607	11,582
	Second lien (4)(13)	SOFR(Q)	7.75%	11.91%	11/2020	11/2028	9,767	9,718	9,757
								21,325	21,339	1.69%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(12)(13)	SOFR(S)	4.25%	8.48%	06/2021	06/2028	$15,343	$15,280	$15,343
	First lien (2)(12)(13)	SOFR(S)	4.25%	8.43%	06/2021	06/2028	5,145	5,118	5,145
								20,398	20,488	1.62%
FS WhiteWater Holdings, LLC(27)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(13)	SOFR(Q)	5.00%	9.15%	12/2021	12/2029	8,475	8,434	8,475
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.15%	07/2022	12/2029	4,725	4,695	4,725
	First lien (5)(13)	SOFR(Q)	5.00%	9.15%	12/2021	12/2029	2,845	2,830	2,845
	First lien (5)(13)	SOFR(Q)	5.00%	9.15%	12/2021	12/2029	2,827	2,813	2,827
								18,772	18,872	1.49%
AAC Lender Holdings, LLC(24)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(13)	SOFR(M)(18)*	6.75%/PIK + 0.50%	11.63%	09/2015	09/2026	29,879	29,842	17,999
	First lien (3)(13)	SOFR(M)(18)*	14.50%/PIK + 0.50%	19.38%	06/2021	09/2026	1,527	1,527	—
	Subordinated (3)(13)	SOFR(Q)(18)*	1.00%/PIK	5.44%	03/2021	09/2026	5,230	—	—
								31,369	17,999	1.43%
Ambrosia Topco LLC(31)
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(13)	SOFR(M)*	3.25%/PIK + 2.00%	9.41%	01/2024	06/2029	12,631	12,153	8,161
	First lien (3)(11)(13)	SOFR(M)*	3.25%/PIK + 2.00%	9.41%	01/2024	06/2029	10,169	10,076	6,570
	First lien (3)(11)(13)	SOFR(M)*	3.00%/PIK + 1.00%	8.16%	03/2024	06/2029	4,036	2,794	2,581
	Subordinated (2)(13)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	328	328	328
	Subordinated (3)(13)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	316	316	316
								25,667	17,956	1.42%
Low Voltage Holdings Inc.
Business Services	First lien (3)(11)(13)	SOFR(Q)	4.75%	8.75%	04/2025	04/2032	16,902	16,841	16,839	1.33%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(13)	SOFR(M)	4.50%	8.66%	02/2020	02/2028	14,513	14,500	14,513
	First lien (5)(13)	SOFR(M)	4.50%	8.66%	02/2024	02/2028	1,248	1,242	1,248
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)	4.50%	8.66%	02/2020	02/2028	990	985	990
								16,727	16,751	1.33%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Viper Bidco. Inc.
Software	First lien (3)(11)(13)(14)	SONIA(D)	4.75%	8.72%	11/2024	11/2031	£11,940	$15,066	$15,979	1.27%
Digicert, Inc.
Software	First lien (2)(12)(13)	SOFR(M)	5.75%	9.91%	07/2025	07/2030	$15,500	15,387	15,384	1.22%
Bonterra LLC
Software	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.00%	03/2025	03/2032	15,027	14,997	14,990
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.00%	8.99%	03/2025	03/2032	244	244	244
								15,241	15,234	1.21%
Calabrio, Inc.
Software	First lien (5)	SOFR(Q)	5.50%	9.70%	04/2021	04/2027	12,193	12,164	12,193
	First lien (5)	SOFR(Q)	5.50%	9.70%	01/2024	04/2027	1,562	1,554	1,562
	First lien (3)(16) - Drawn	SOFR(Q)	5.50%	9.70%	04/2021	04/2027	637	633	637
								14,351	14,392	1.14%
Coupa Holdings, LLC
Software	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.56%	02/2023	02/2030	14,280	14,152	14,280	1.13%
Daxko Acquisition Corporation
Software	First lien (3)(11)(13)	SOFR(M)	4.75%	8.91%	10/2021	10/2028	12,779	12,714	12,779
	First lien (2)(12)(13)	SOFR(M)	4.75%	8.91%	10/2021	10/2028	1,077	1,071	1,077
	First lien (3)(13)	SOFR(M)	4.75%	8.91%	10/2021	10/2028	64	64	64
								13,849	13,920	1.10%
Notorious Topco, LLC
Consumer Products	First lien (3)(11)(13)	SOFR(Q)(18)*	4.75% + 2.50%/PIK	11.60%	11/2021	11/2027	10,135	10,097	6,345
	First lien (3)(11)(13)	SOFR(Q)(18)*	4.75% + 2.50%/PIK	11.60%	05/2022	11/2027	10,008	9,968	6,266
	First lien (3)(11)(13)	SOFR(Q)(18)*	4.75% + 2.50%/PIK	11.60%	11/2021	11/2027	883	877	553
	First lien (3)(13)(16) - Drawn	SOFR(Q)(18)	6.75%	11.01%	11/2021	05/2027	880	874	551
								21,816	13,715	1.09%
CFS Management, LLC
Healthcare	First lien (3)(11)(13)	SOFR(Q)*	6.25% + 2.25%/PIK	12.76%	08/2019	09/2026	11,997	11,997	10,497
	First lien (2)(12)(13)	SOFR(Q)*	6.25% + 2.25%/PIK	12.76%	08/2019	09/2026	3,574	3,583	3,127
								15,580	13,624	1.08%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

eResearchTechnology, Inc.
Healthcare	First lien (3)(11)(13)	SOFR(M)	4.75%	8.91%	03/2025	01/2032	$11,380	$11,271	$11,266
	First lien (3)(11)(13)	SOFR(M)	4.75%	8.91%	03/2025	01/2032	1,889	1,876	1,871
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)	4.75%	8.91%	03/2025	01/2032	301	289	298
								13,436	13,435	1.06%
Convey Health Solutions, Inc.
Healthcare	First lien (3)(11)(13)	SOFR(Q)*	1.00% + 3.94%/PIK	9.04%	09/2019	07/2029	13,431	13,388	11,266
	First lien (3)(11)(13)	SOFR(Q)*	1.00% + 3.94%/PIK	9.04%	02/2022	07/2029	2,243	2,229	1,881
								15,617	13,147	1.04%
Houghton Mifflin Harcourt Company
Education	First lien (3)(11)	SOFR(M)	5.25%	9.51%	10/2023	04/2029	14,373	14,059	12,917	1.02%
USRP Holdings, Inc.
Business Services	First lien (3)(11)(13)	SOFR(M)	5.00%	9.16%	07/2021	12/2029	6,930	6,897	6,930
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.16%	07/2021	12/2029	5,498	5,473	5,498
								12,370	12,428	0.98%
Anaplan, Inc.
Software	First lien (3)(11)(13)	SOFR(Q)	4.50%	8.70%	06/2022	06/2029	10,539	10,479	10,539	0.83%
Flash Charm Inc. (fka Idera, Inc.)
Software	Second lien (4)(13)	SOFR(Q)	6.75%	11.20%	06/2019	03/2029	10,719	10,640	9,248
	Second lien (3)(11)(13)	SOFR(Q)	6.75%	11.20%	04/2021	03/2029	1,429	1,425	1,233
								12,065	10,481	0.83%
Project Accelerate Parent, LLC
Software	First lien (5)(13)	SOFR(M)	5.25%	9.41%	02/2024	02/2031	10,440	10,396	10,441	0.83%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(12)(13)	SOFR(Q)*	6.75% + 2.00%/PIK	12.75%	07/2021	07/2027	8,559	8,526	8,559
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	12.91%	07/2021	07/2026	1,084	1,072	1,084
								9,598	9,643	0.76%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)(11)(13)	SOFR(M)	5.50%	9.66%	07/2025	07/2033	9,512	9,465	9,464	0.75%
Ultimus Group Midco, LLC
Financial Services	First lien (3)(11)(13)	SOFR(Q)	4.75%	8.75%	07/2025	07/2032	9,116	9,071	9,070	0.72%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Safety Borrower Holdings LLC
Software	First lien (2)(12)(13)	SOFR(M)	4.75%	8.91%	09/2021	09/2027	$7,390	$7,375	$7,390
	First lien (3)(11)(13)	SOFR(M)	4.75%	8.91%	09/2021	09/2027	1,511	1,511	1,511
	First lien (3)(13)(16) - Drawn	P(Q)	3.75%	11.00%	09/2021	09/2027	166	165	166
								9,051	9,067	0.72%
Denali Intermediate Holdings, Inc.
Business Services	First lien (2)(12)(13)	SOFR(M)	5.50%	9.67%	08/2025	08/2032	9,091	9,046	9,045	0.72%
Planview Parent, Inc.
Software	Second lien (3)(11)(13)	SOFR(Q)	5.75%	9.75%	06/2024	12/2028	9,231	9,211	8,952	0.71%
Firebird Co-Invest L.P. (20)
Firebird Acquisition Corp, Inc.
Business Services	First lien (3)(11)(13)	SOFR(Q)*	2.25% + 2.75%/PIK	9.31%	01/2025	02/2032	8,150	8,131	8,130
	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.50%	8.71%	01/2025	02/2032	733	731	731
								8,862	8,861	0.70%
Park Place Technologies, LLC
Business Services	First lien (2)(12)	SOFR(Q)	5.25%	9.56%	07/2024	03/2031	7,596	7,579	7,596
	First lien (3)	SOFR(Q)	5.25%	9.48%	07/2024	03/2031	622	619	621
	First lien (3)(11)(16) - Drawn	SOFR(Q)	5.25%	9.25%	07/2024	03/2030	312	312	312
								8,510	8,529	0.68%
Icefall Parent, Inc.
Software	First lien (3)(13)	SOFR(Q)	4.50%	8.81%	01/2024	01/2030	8,422	8,357	8,422	0.67%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (3)(13)(16) - Drawn	SOFR(M)	4.75%	8.91%	03/2024	11/2028	4,556	4,537	4,556
	First lien (3)(11)(13)	SOFR(M)	4.50%	8.67%	03/2024	11/2028	3,779	3,779	3,779
								8,316	8,335	0.66%
Alegeus Technologies Holdings Corp.
Healthcare	First lien (3)(11)(13)	SOFR(Q)	6.75%	11.06%	10/2024	11/2029	8,414	8,324	8,309	0.66%
HP TLE Buyer, Inc.
Education	First lien (3)(13)	SOFR(Q)	4.75%	8.75%	06/2025	07/2032	8,168	8,128	8,127	0.64%
KPSKY Acquisition Inc.
Business Services	First lien (3)(11)(13)	SOFR(Q)	5.50%	9.91%	10/2021	10/2028	6,774	6,739	6,283
	First lien (3)(11)(13)	SOFR(Q)	5.50%	9.84%	06/2022	10/2028	1,140	1,133	1,057
	First lien (3)(11)(13)	SOFR(Q)	5.50%	9.93%	10/2021	10/2028	776	772	720
	First lien (3)(13)	SOFR(Q)	5.75%	10.05%	11/2023	10/2028	19	18	17
								8,662	8,077	0.64%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Compsych Investments Corp.
Business Services	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.08%	07/2024	07/2031	$7,810	$7,758	$7,810	0.62%
Rithum Holdings, Inc. (fka CommerceHub, Inc.)
Software	First lien (2)(12)	SOFR(Q)	4.75%	8.75%	07/2025	07/2032	7,111	6,971	7,118	0.56%
Eclipse Topco, Inc. (29)
Eclipse Buyer Inc.
Software	First lien (4)(13)	SOFR(M)	4.50%	8.68%	09/2024	09/2031	7,113	7,081	7,113	0.56%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(13)	—	—	—	05/2013	—	14,500	14,500	6,525	0.52%
Legends Hospitality Holding Company, LLC
Business Services	First lien (5)(13)	SOFR(Q)*	2.75% + 2.75%/PIK	9.71%	08/2024	08/2031	6,206	6,153	6,206
	First lien (5)(13)(16) - Drawn	SOFR(Q)	5.00%	9.19%	08/2024	08/2031	221	219	221
	First lien (3)(13)(16) - Drawn	SOFR(M)	5.00%	9.16%	08/2024	08/2030	72	71	72
								6,443	6,499	0.51%
CRCI Longhorn Holdings, Inc.
Business Services	First lien (2)(12)(13)	SOFR(M)	4.75%	8.91%	08/2024	08/2031	6,467	6,438	6,467	0.51%
Next Holdco, LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.48%	11/2023	11/2030	6,280	6,247	6,280	0.50%
Greenway Health, LLC
Healthcare	First lien (3)(11)(13)	SOFR(Q)	6.75%	10.75%	12/2023	04/2029	6,254	6,186	6,254	0.50%
Fullsteam Operations LLC
Software	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.48%	08/2025	08/2031	6,223	6,192	6,192	0.49%
Vehlo Purchaser, LLC
Software	First lien (3)(13)(16) - Drawn	SOFR(M)	5.00%	9.16%	06/2025	05/2028	6,073	6,032	6,042	0.48%
NC Topco, LLC
Software	First lien (2)(12)(13)	SOFR(M)	4.50%	8.66%	08/2024	09/2031	5,877	5,851	5,877	0.47%
RailPros Parent, LLC
Business Services	First lien (2)(12)(13)	SOFR(Q)	4.50%	8.70%	05/2025	05/2032	5,843	5,815	5,813	0.46%
LSCS Holdings, Inc.
Healthcare	First lien (2)(12)	SOFR(Q)	4.50%	8.50%	04/2025	03/2032	5,155	5,056	5,086	0.40%
Healthspan Buyer, LLC
Healthcare	First lien (3)(11)(13)	SOFR(Q)	4.75%	8.75%	10/2023	10/2030	5,031	4,991	5,031	0.40%
WEG Sub Intermediate Holdings, LLC
Financial Services	Subordinated (3)(13)	FIXED(Q)*	13.00%/PIK	13.00%	05/2023	05/2033	4,515	4,472	4,515	0.36%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

RLG Holdings, LLC
Packaging	First lien (2)(12)	SOFR(M)	5.00%	9.16%	06/2024	07/2028	$3,939	$3,939	$3,315
	First lien (2)(12)	SOFR(M)	4.25%	8.53%	09/2025	07/2028	1,067	883	883
								4,822	4,198	0.33%
Logrhythm, Inc.
Software	First lien (3)(13)	SOFR(M)	7.50%	11.66%	07/2024	07/2029	4,196	4,145	4,047	0.32%
Kene Acquisition, Inc.
Business Services	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.56%	02/2024	02/2031	3,483	3,454	3,483
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.25%	9.56%	02/2024	02/2031	161	160	161
								3,614	3,644	0.29%
AI Altius US Bidco, Inc.
Business Services	First lien (3)(11)(13)	SOFR(S)	4.75%	8.99%	05/2024	12/2028	3,062	3,050	3,062	0.24%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First lien (3)(11)(13)	SOFR(M)	4.75%	9.02%	05/2021	05/2027	3,046	3,036	3,046	0.24%
Galway Borrower LLC
Business Services	First lien (3)(11)(13)(16) - Drawn	SOFR(Q)	4.50%	8.50%	04/2024	09/2028	1,792	1,768	1,792
	First lien (2)(12)(13)	SOFR(Q)	4.50%	8.50%	04/2024	09/2028	1,081	1,076	1,081
								2,844	2,873	0.23%
DCA Investment Holding, LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)*	6.41%/PIK	10.41%	03/2021	04/2028	1,839	1,835	1,621
	First lien (3)(11)(13)	SOFR(Q)*	6.50%/PIK	10.50%	12/2022	04/2028	1,031	1,022	912
								2,857	2,533	0.20%
DT1 Midco Corp
Business Services	First lien (2)(12)(13)	SOFR(M)	5.00%	9.16%	06/2025	12/2031	1,345	1,338	1,338
	First lien (3)(13)(16) - Drawn	SOFR(M)	5.00%	9.16%	06/2025	12/2031	32	32	32
								1,370	1,370	0.11%
Community Management Holdings MidCo 2, LLC
Business Services	First lien (3)(11)(13)(16) - Drawn	SOFR(Q)	5.00%	9.20%	07/2025	11/2031	1,237	1,225	1,227	0.10%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(11)(13)	SOFR(M)	5.25%	9.41%	05/2024	10/2029	1,042	1,037	1,042	0.08%
Beacon Pointe Harmony, LLC
Financial Services	First lien (3)(13)(16) - Drawn	SOFR(M)	4.75%	8.91%	06/2024	12/2028	464	460	464	0.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(2)(13)	—	—	—	06/2024	06/2029	$152	$152	$152
	Trust Claim(3)(13)	—	—	—	06/2024	06/2029	52	52	52
								204	204	0.02%
Mai Capital Management Intermediate LLC
Financial Services	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.75%	8.75%	06/2025	08/2031	55	55	55	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (18)(19)	—	—	—	11/2014	—	—	—	—	—%
Total Funded Debt Investments - United States								$1,964,244	$1,915,157	151.69%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First lien (3)(11)(13)	SOFR(S)*	3.50% + 2.00%/PIK	9.65%	07/2024	07/2031	$19,815	$19,852	$19,815
	First lien (2)(12)(13)	SOFR(S)*	3.50% + 2.00%/PIK	9.65%	06/2025	07/2031	16,245	16,245	16,245
	First lien (2)(12)(13)	SOFR(S)*	3.50% + 2.00%/PIK	9.74%	06/2025	07/2031	881	881	881
								36,978	36,941	2.93%
Total Funded Debt Investments - Jersey								$36,978	$36,941	2.93%
Funded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First lien (2)(12)(13)	SOFR(Q)	6.50%	10.90%	02/2024	02/2030	$9,464	$9,371	$9,464
	First lien (3)(11)(13)	SOFR(Q)	6.50%	10.83%	02/2024	02/2030	5,353	5,290	5,353
								14,661	14,817	1.17%
Accelya Lux Finco S.a.r.l.**
Business Services	First lien (3)	SOFR(Q)	5.25%	9.21%	09/2025	10/2032	9,552	9,361	9,361	0.74%
Cleanova US Holdings, LLC**
Business Products	First lien (2)(12)(13)	SOFR(Q)	4.75%	8.81%	05/2025	06/2032	8,406	8,120	8,406	0.67%
Total Funded Debt Investments - United Kingdom								$32,142	$32,584	2.58%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.33%	06/2025	12/2029	$4,474	$4,464	$4,474
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.33%	12/2022	12/2029	3,419	3,384	3,419
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.33%	12/2023	12/2029	1,332	1,322	1,332
								9,170	9,225	0.73%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Adelaide Borrower, LLC**
Software	First lien (3)(11)(13)	SOFR(Q)*	3.38% + 3.38%/PIK	10.75%	05/2024	05/2030	$4,739	$4,701	$4,739	0.38%
Total Funded Debt Investments - Australia								$13,871	$13,964	1.11%
Total Funded Debt Investments								$2,047,235	$1,998,646	158.31%
Equity - United States
Dealer Tire Holdings, LLC(36)
Distribution & Logistics	Preferred shares (3)(11)(13)	FIXED(A)*	7.00%/PIK	7.00%	09/2021	—	56,271	$75,927	$81,078	6.42%
Symplr Software Intermediate Holdings, Inc. (35)
Healthcare	Series A preferred shares (4)(13)	SOFR(Q)*	10.50%/PIK	14.65%	11/2018	—	7,500	18,280	17,609
	Series A preferred shares (3)(11)(13)	SOFR(Q)*	10.50%/PIK	14.65%	11/2018	—	2,586	6,302	6,070
								24,582	23,679	1.88%
Diamond Parent Holdings Corp. (25)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(13)	FIXED(S)*	10.50%/PIK	10.50%	04/2021	—	10,000	15,702	15,036	1.19%
Knockout Intermediate Holdings I Inc.(34)
Software	Preferred shares (3)(13)	SOFR(S)*	10.75%/PIK	14.89%	06/2022	—	8,313	12,324	12,400	0.98%
ACI Parent Inc.(26)
Healthcare	Preferred shares (3)(13)	FIXED(Q)*	11.75%/PIK	11.75%	08/2021	—	12,500	20,124	10,125	0.80%
HBWM Holdings, LLC(33)
Financial Services	Common units(9)(13)	FIXED(Q)*	4.00%	4.00%	09/2021	—	47,114	4,767	9,564	0.76%
Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) (32)
Packaging	Series A preferred shares (3)(13)	FIXED(A)*	15.00%/PIK	15.00%	05/2024	—	2,900	3,335	3,335
	Series B preferred shares (3)(13)	FIXED(A)(18)*	11.50%/PIK	11.50%	05/2024	—	3,691	2,565	2,703
	Ordinary shares (3)(13)	—	—	—	05/2024	—	290	145	305
								6,045	6,343	0.50%
FS WhiteWater Holdings, LLC(27)
Consumer Services	Ordinary shares (5)(13)	—	—	—	12/2021	—	50,000	5,000	5,000	0.40%
Firebird Co-Invest L.P.(20)
Business Services	LP Interest (3)(13)	—	—	—	01/2025	—	3,358,474	3,358	3,358	0.27%
Eclipse Topco, Inc.(29)
Software	Preferred shares (4)(13)	FIXED(S)*	12.50%/PIK	12.50%	09/2024	—	190	2,075	2,094	0.17%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Pioneer Topco I, L.P.(28)
Software	Class A-2 common units(10)(13)	—	—	—	11/2021	—	199,980	$2,000	$2,086	0.17%
Ambrosia Topco LLC (31)
Distribution & Logistics	Class A-1 common units(2)(13)	—	—	—	01/2024	—	126,536	1,348	590
	Class A-1 common units(3)(13)	—	—	—	01/2024	—	122,044	1,300	569
								2,648	1,159	0.09%
GEDC Equity, LLC
Healthcare	Participation Interest(3)(13)	—	—	—	06/2023	—	190,000	190	50	—%
Ancora Acquisition LLC
Education	Preferred shares (7)(13)	—	—	—	08/2013	—	372	83	—	—%
AAC Lender Holdings, LLC(24)
Education	Ordinary shares (3)(13)	—	—	—	03/2021	—	758	—	—	—%
Total Shares - United States								$174,825	$171,972	13.63%
Total Shares								$174,825	$171,972	13.63%
Structured Finance Obligations - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligation (3)(13)	SOFR(Q)	7.00%	11.33%	11/2024	01/2037	3,232	$3,232	$3,257	0.26%
Total Structured Finance Obligations - United States								$3,232	$3,257	0.26%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants (2)(13)	—	—	—	06/2024	06/2029	138,622	$182	$272
	Warrants (3)(13)	—	—	—	06/2024	06/2029	47,459	62	93
								244	365	0.03%
Total Warrants - United States								$244	$365	0.03%
Total Funded Investments								$2,225,536	$2,174,240	172.23%
Unfunded Debt Investments - United States
Beacon Pointe Harmony, LLC
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	12/2025	$1,685	$—	$—	—%
DOCS, MSO, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	06/2022	06/2028	2,405	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

AAC Lender Holdings, LLC(24)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(13)(16) - Undrawn	—	—	—	01/2021	09/2026	$2,652	$—	$—	—%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)(13)(16) - Undrawn	—	—	—	10/2024	10/2026	2,695	—	—	—%
DOXA Insurance Holdings LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	3,046	—	—	—%
AI Altius US Bidco, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	3,077	—	—	—%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	3,402	—	—	—%
Riskonnect Parent, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	6,349	—	—	—%
Acumatica Holdings, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	07/2025	07/2032	9,403	—	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(13)(16) - Undrawn	—	—	—	07/2021	07/2026	113	(1)	—	—%
Park Place Technologies, LLC
Business Services	First lien (3)(16) - Undrawn	—	—	—	07/2024	03/2030	589	(1)	—	—%
Mai Capital Management Intermediate LLC
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	06/2025	06/2027	3,692	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	06/2025	08/2031	252	(1)	—
								(1)	—	—%
Safety Borrower Holdings LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	09/2021	09/2027	345	(2)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

YLG Holdings, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	11/2019	12/2030	$291	$(1)	$—
	First lien (3)(13)(16) - Undrawn	—	—	—	04/2025	11/2026	271	(1)	—
								(2)	—	—%
Associations, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	07/2028	2,380	(1)	—
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	07/2028	3,077	(2)	—
								(3)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	578	(3)	—	—%
Next Holdco, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2025	903	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2029	339	(3)	—
								(3)	—	—%
NC Topco, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2026	1,672	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	09/2031	669	(3)	—
								(3)	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	05/2021	05/2027	417	(4)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(13)(16) - Undrawn	—	—	—	02/2020	02/2028	810	(4)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	08/2022	08/2029	486	(5)	—	—%
PDI TA Holdings, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	01/2024	02/2031	1,098	(5)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Kene Acquisition, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2026	$1,398	$—	$—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2031	468	(5)	—
								(5)	—	—%
CRCI Longhorn Holdings, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2026	1,629	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2031	1,086	(5)	—
								(5)	—	—%
Legends Hospitality Holding Company, LLC
Business Services	First lien (5)(13)(16) - Undrawn	—	—	—	08/2024	08/2026	136	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2030	644	(6)	—
								(6)	—	—%
Calabrio, Inc.
Software	First lien (3)(16) - Undrawn	—	—	—	04/2021	04/2027	850	(6)	—	—%
Brave Parent Holdings, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2030	1,594	(6)	—	—%
Bullhorn, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	822	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	09/2019	10/2029	811	(6)	—
								(6)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	08/2021	10/2028	2,040	(6)	—	—%
Icefall Parent, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	01/2024	01/2030	828	(8)	—	—%
Project Accelerate Parent, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2031	1,510	(8)	—	—%
USRP Holdings, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2021	12/2029	893	(9)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

MRI Software LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	01/2020	02/2027	$1,802	$(9)	$—	—%
Daxko Acquisition Corporation
Software	First lien (3)(13)(16) - Undrawn	—	—	—	10/2021	10/2028	986	(10)	—	—%
Healthspan Buyer, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	10/2023	10/2030	1,229	(12)	—	—%
Coupa Holdings, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	02/2023	06/2027	1,291	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2023	02/2029	989	(12)	—
								(12)	—	—%
Compsych Investments Corp.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	07/2027	2,253	(14)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	03/2025	03/2027	909	—	—
	First lien (5)(13)(16) - Undrawn	—	—	—	03/2025	03/2027	2,723	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	12/2021	12/2029	1,400	(14)	—
								(14)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	06/2021	06/2028	1,501	(15)	—	—%
Nelipak Holding Company
Packaging	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2027	$3,501	—	—
	First lien (3)(11)(13)(14)(16) - Undrawn	—	—	—	03/2024	03/2027	€6,411	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2031	$993	(7)	—
	First lien (3)(11)(13)(14)(16) - Undrawn	—	—	—	03/2024	03/2031	€1,118	(8)	—
								(15)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

GS Acquisitionco, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	$759	$—	$—
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2019	05/2028	3,214	(20)	—
								(20)	—	—%
Foreside Financial Group, LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	2,924	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2022	09/2027	2,034	(20)	—
								(20)	—	—%
Fortis Solutions Group, LLC
Packaging	First lien (3)(13)(16) - Undrawn	—	—	—	10/2021	10/2027	2,145	(21)	—	—%
Eclipse Topco, Inc. (29)
Eclipse Buyer Inc.
Software	First lien (4)(13)(16) - Undrawn	—	—	—	09/2024	09/2026	1,206	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	09/2024	09/2031	4,190	(21)	—
								(21)	—	—%
Diamond Parent Holdings Corp. (25)
Diligent Corporation
Software	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	08/2030	2,016	(8)	—
	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	04/2026	3,398	(13)	—
								(21)	—	—%
Model N, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	06/2026	9,047	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	06/2031	4,825	(24)	—
								(24)	—	—%
OEConnection LLC
Software	First lien (3)(16) - Undrawn	—	—	—	04/2024	04/2031	5,063	(25)	—	—%
Pioneer Topco I, L.P.(28)
Pioneer Buyer I, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	11/2021	11/2027	3,284	(26)	—	—%
Infogain Corporation
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2021	07/2028	3,827	(29)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

GC Waves Holdings, Inc.
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	10/2019	10/2030	$3,951	$(30)	$—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	12/2021	12/2027	3,659	(37)	—	—%
Power Grid Holdings, Inc.
Business Products	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	12/2030	3,775	(38)	—	—%
IG Investments Holdings, LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	09/2021	09/2028	3,780	(38)	—	—%
TigerConnect, Inc.
Healthcare	First lien (2)(13)(16) - Undrawn	—	—	—	02/2022	12/2025	468	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2025	12/2025	46	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2022	08/2029	4,267	(43)	—
								(43)	—	—%
CentralSquare Technologies, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	04/2030	3,980	(50)	—	—%
Fullsteam Operations LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	08/2025	08/2027	2,074	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2025	08/2031	691	(3)	(3)
								(3)	(3)	(0.00)%
Community Management Holdings MidCo 2, LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2025	01/2026	58	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	07/2025	11/2026	611	—	(5)
								—	(5)	(0.00)%
Denali Intermediate Holdings, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	08/2025	08/2032	909	(5)	(5)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Ultimus Group Midco, LLC
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2025	01/2028	$3,039	$—	$—
	First lien (3)(13)(16) - Undrawn	—	—	—	07/2025	07/2032	1,139	(6)	(6)
								(6)	(6)	(0.00)%
Bonterra LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	03/2025	03/2032	1,384	(3)	(3)
	First lien (3)(13)(16) - Undrawn	—	—	—	03/2025	03/2027	1,629	—	(4)
								(3)	(7)	(0.00)%
Digicert, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	07/2025	07/2030	1,119	(8)	(8)	(0.00)%
HP TLE Buyer, Inc.
Education	First lien (3)(13)(16) - Undrawn	—	—	—	06/2025	07/2032	1,797	(9)	(9)	(0.00)%
Xactly Corporation
Software	First lien (3)(13)(16) - Undrawn	—	—	—	07/2017	07/2027	992	(10)	(11)	(0.00)%
RailPros Parent, LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2025	05/2032	899	(4)	(4)
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2025	05/2027	1,798	—	(9)
								(4)	(13)	(0.00)%
Firebird Co-Invest L.P. (20)
Firebird Acquisition Corp, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	01/2025	02/2032	1,422	(4)	(4)
	First lien (3)(13)(16) - Undrawn	—	—	—	01/2025	02/2027	4,005	—	(10)
								(4)	(14)	(0.00)%
Logrhythm, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	07/2029	420	(6)	(15)	(0.00)%
Vehlo Purchaser, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	06/2025	12/2026	3,897	(39)	(19)	(0.00)%
Sierra Enterprises, LLC
Food & Beverage	First lien (3)(13)(16) - Undrawn	—	—	—	05/2025	05/2030	2,717	(20)	(20)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	02/2022	02/2028	$1,969	$(10)	$(23)	(0.00)%
DT1 Midco Corp
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	06/2025	12/2030	674	(3)	(3)
	First lien (3)(13)(16) - Undrawn	—	—	—	06/2025	04/2027	4,462	—	(22)
								(3)	(25)	(0.00)%
eResearchTechnology, Inc.
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	03/2025	10/2031	1,074	(11)	(11)
	First lien (3)(13)(16) - Undrawn	—	—	—	03/2025	01/2027	1,847	—	(18)
								(11)	(29)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2025	06/2027	2,122	—	(11)
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	06/2030	3,707	(26)	(19)
								(26)	(30)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	04/2025	04/2032	819	(3)	(3)
	First lien (3)(13)(16) - Undrawn	—	—	—	04/2025	04/2032	2,317	(9)	(9)
	First lien (3)(13)(16) - Undrawn	—	—	—	04/2025	10/2027	5,257	—	(19)
								(12)	(31)	(0.00)%
Viper Bidco. Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	11/2024	11/2031	3,320	(17)	(17)
	First lien (3)(13)(16) - Undrawn	—	—	—	11/2024	11/2026	4,150	—	(21)
								(17)	(38)	(0.00)%
Einstein Parent, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	01/2025	01/2031	5,750	(57)	(57)	(0.00)%
iCIMS, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	08/2022	08/2028	2,542	(22)	(64)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

ACI Parent Inc.(26)
ACI Group Holdings, Inc.
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	08/2021	08/2027	$1,130	$(11)	$(113)	(0.01)%
PetVet Care Centers, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	10/2023	11/2025	3,708	—	(161)
	First lien (3)(13)(16) - Undrawn	—	—	—	10/2023	11/2029	3,708	(37)	(161)
								(37)	(322)	(0.03)%
Total Unfunded Debt Investments - United States								$(969)	$(867)	(0.05)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	12/2022	12/2028	$790	$(6)	$—	—%
Adelaide Borrower, LLC**
Software	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	1,048	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2030	667	(7)	—
								(7)	—	—%
Total Unfunded Debt Investments - Australia								$(13)	$—	—%
Unfunded Debt Investments - UK
Ciklum Inc.**
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2030	$2,989	$(37)	$—	—%
Total Unfunded Debt Investments - UK								$(37)	$—	—%
Total Unfunded Debt Investments								$(1,019)	$(867)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$2,224,517	$2,173,373	172.18%
Non-Controlled/Affiliated Investments (37)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (21)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(13)	SOFR(Q)*	14.00%/PIK	18.65%	12/2020	01/2028	$25,465	$25,410	$25,465	2.02%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

Eagle Infrastructure Super HoldCo, LLC (30)
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.)
Business Services	First lien (2)(12)(13)	SOFR(Q)	7.50%	11.65%	03/2023	04/2028	$10,628	$10,628	$10,628
	First lien (3)(13)	SOFR(Q)	7.50%	11.65%	03/2023	04/2028	340	340	340
								10,968	10,968	0.87%
Permian Holdco 3, Inc.
Permian Trust
Energy	Trust Claim(8)(13)	FIXED(Q)(18)*	10.00%/PIK	10.00%	03/2021	—	247	—	—
	First lien (3)(13)	SOFR(Q)(18)*	10.00%/PIK	11.00%	07/2020	—	3,409	—	—
								—	—	—%
Total Funded Debt Investments - United States								$36,378	$36,433	2.89%
Equity - United States
TVG-Edmentum Holdings, LLC(21)
Education	Class B-1 Common Shares (3)(13)	—	—	—	12/2020	—	24,450	$43,212	$40,481
	Series C-2 Preferred Units(3)(13)	FIXED(Q)*	15.00%/PIK	15.00%	05/2024	—	3,480	8,404	8,404
	Class B-2 Common Shares (3)(13)	—	—	—	12/2020	—	24,450	24,839	—
								76,455	48,885	3.87%
Eagle Infrastructure Super HoldCo, LLC
Business Services	Ordinary shares (3)(13)	—	—	—	03/2023	—	72,536	4,104	7,368	0.58%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(13)	—	—	—	07/2017	—	25,000,000	11,501	1,799
	Ordinary shares (3)(13)	—	—	—	07/2017	—	2,786,000	1,282	201
								12,783	2,000	0.16%
Total Shares - United States								$93,342	$58,253	4.61%
Total Non-Controlled/Affiliated Investments								$129,720	$94,686	7.50%
Controlled Investments (38)
Funded Debt Investments - United States
New Benevis Topco, LLC (23)
New Benevis Holdco, Inc.
Healthcare	First lien (2)(13)	FIXED(Q)*	12.00%/PIK	12.00%	10/2020	10/2026	$50,388	$50,388	$50,388
	First lien (3)(11)(13)	FIXED(Q)*	12.00%/PIK	12.00%	10/2020	10/2026	39,834	39,834	39,834
	Subordinated (3)(13)	FIXED(M)*	12.00%/PIK	12.00%	10/2020	10/2026	26,071	25,550	20,857
								115,772	111,079	8.80%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(11)(13)(16) - Drawn	SOFR(Q)	6.00%	10.26%	10/2020	12/2027	$26,998	$26,998	$26,998
	First lien (3)(11)(13)	SOFR(Q)	9.00%	13.26%	10/2020	12/2027	23,336	23,336	23,336
								50,334	50,334	3.99%
NHME Holdings Corp. (22)
National HME, Inc.
Healthcare	Second lien (3)(13)	SOFR(Q)(18)*	5.00%/PIK	9.55%	11/2018	11/2025	8,281	7,872	3,000	0.24%
Total Funded Debt Investments - United States								$173,978	$164,413	13.03%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(13)	—	—	—	05/2018	—	—	$160,000	$160,000	12.67%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(13)	—	—	—	05/2021	—	—	112,400	112,400	8.90%
NM NL Holdings, L.P.**
Net Lease	Membership interest (6)(13)	—	—	—	06/2018	—	—	74,248	105,878	8.39%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(13)	FIXED(Q)*	20.00%/PIK	20.00%	08/2018	—	61,414,892	58,091	61,415
	Preferred shares (3)(13)	—	—	—	06/2017	—	80,994,293	29,318	8,675
	Preferred shares (2)(13)	—	—	—	01/2015	—	29,326,545	26,946	—
	Preferred shares (3)(13)	—	—	—	01/2015	—	141,354,439	7,447	—
	Ordinary shares (2)(13)	—	—	—	01/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(13)	—	—	—	01/2015	—	9,236,492	532	—
								124,259	70,090	5.55%
New Benevis Topco, LLC (23)
Healthcare	Common stock (2)(13)	—	—	—	10/2020	—	325,516	27,154	27,721
	Common stock (3)(13)	—	—	—	10/2020	—	152,548	12,768	12,992
								39,922	40,713	3.22%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(13)	—	—	—	10/2020	—	100	11,155	13,000	1.03%
NM YI, LLC
Net Lease	Membership interest (6)(13)	—	—	—	09/2019	—	—	6,272	8,673	0.69%
NM GP Holdco, LLC**
Net Lease	Membership interest (6)(13)	—	—	—	06/2018	—	—	850	393	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets

NHME Holdings Corp.(22)
Healthcare	Ordinary shares (3)(13)	—	—	—	11/2018	—	640,000	$4,000	$—	—%
Total Shares - United States								$533,106	$511,147	40.48%
Total Shares								$533,106	$511,147	40.48%
Warrants - United States
NHME Holdings Corp. (22)
Healthcare	Warrants (3)(13)	—	—	—	11/2018	01/2033	160,000	$1,000	$—	—%
Total Warrants - United States								$1,000	$—	—%
Total Funded Investments								$708,084	$675,560	53.51%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(13)(16) - Undrawn	—	—	—	10/2020	12/2027	$4,897	$—	$—	—%
Total Unfunded Debt Investments - United States								$—	$—	—%
Total Controlled Investments								$708,084	$675,560	53.51%
Total Investments								$3,062,321	$2,943,619	233.19%

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
(7)Investment is held by NMF Ancora Holdings, Inc.
(8)Investment is held by NMF Permian Holdings, LLC.
(9)Investment is held by NMF HB, Inc.
(10)Investment is held by NMF Pioneer, Inc.
(11)Investment is pledged as collateral for the NMFC Credit Facility, a revolving credit facility among the Company as the Borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, sole lead arranger, and sole book runner, and the lenders party thereto. See Note 7. Borrowings, for details.
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
(14)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of September 30, 2025, the par value U.S. dollar equivalent of the Viper Bidco, Inc. first lien term loans is $16,059 and the Nelipak Holding Company first lien term loan, undrawn delayed draw term loan, undrawn revolver and drawn revolver is $19,243, $7,522, $1,311 and $92, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
(15)Par amount is denominated in United States Dollar unless otherwise noted, which may include British Pound ("£") and/or Euro ("€").
(16)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolvers or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

(17)Total Coupon is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest and dividends at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA) and Euro Interbank Offered Rate (EURIBOR) and which resets daily (D), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current coupon rate provided reflects the rate in effect as of September 30, 2025.
(18)Investment is on non-accrual status as of September 30, 2025. See Note 3. Investments, for details.
(19)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $13,500 as of September 30, 2025. See Note 2. Summary of Significant Accounting Policies, for details.
(20)The Company holds an LP Interest in Firebird Co-Invest L.P. and holds a first lien term loan, a first lien delayed and a first lien revolver in Firebird Acquisition Corp, Inc., a wholly-owned subsidiary of Firebird Co-Invest L.P. .
(21)The Company holds ordinary shares and Class B-1 and Class B-2 of preferred equity in TVG-Edmentum Holdings, LLC and subordinated notes in Edmentum Ultimate Holdings, LLC, a wholly-owned subsidiary of TVG-Edmentum Holdings, LLC. As of September 30, 2025, the Company's stated value of the Company's Class B-1 and Class B-2 preferred equity investments, plus unpaid compounded dividends, was $48,080 and $29,707, respectively.
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
(25)The Company holds investments in two wholly-owned subsidiaries of Diamond Parent Holdings Corp. The Company holds two first lien term loans, a first lien delayed draw and a first lien revolver in Diligent Corporation and preferred equity in Diligent Preferred Issuer, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2025, the Company's stated value of it's equity investment, plus unpaid compounded dividends, was $15,827.
(26)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, two first lien delayed draws and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2025, the Company's stated value of it's equity investment, plus unpaid compounded dividends, was $20,249.
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
(29)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2025, the Company's stated value of it's equity investment, plus unpaid compounded dividends, was $2,094.
(30)The Company holds ordinary shares in Eagle Infrastructure Super HoldCo, LLC and a first lien term loan in Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.), a wholly-owned subsidiary of Eagle Infrastructure Super Holdco, LLC.
(31)The Company holds Class A-1 Common Units in Ambrosia Topco LLC and two first lien term loans, a subordinated loan and a first lien delayed draw in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Topco LLC.
(32)The Company's Series A preferred equity investment and Series B preferred equity investment in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) are entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2025, the Company's stated value of it's Series A and Series B preferred equity investment, plus unpaid compounded dividends, was $3,335 and $4,116, respectively.
(33)The Company's common equity investment in HBWM Holdings, LLC. is entitled to receive cumulative return that are calculated using the unreturned original investment plus any unpaid capitalized dividends. As of September 30, 2025, the Company's unreturned original investment, plus any unpaid compounded dividends, was $4,767.
(34)The Company's preferred equity investment in Knockout Intermediate Holdings I, Inc. is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2025, the Company's stated value of it's share, plus unpaid compounded dividends, was $12,400.
(35)The Company's Series A preferred equity investment in Symplr Software Intermediate Holdings, Inc. is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2025, the Company's stated value of it's equity investment, plus unpaid compounded dividends, was $24,733.
(36)The Company's preferred equity investment in Dealer Tire Holdings, LLC is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2025, the Company's stated value of it's share, plus unpaid compounded dividends, was $84,739.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

(37)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of September 30, 2025 and December 31, 2024, along with transactions during the nine months ended September 30, 2025 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2025	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.) / Eagle Infrastructure Super HoldCo, LLC	$19,156	$—	$—	$(820)	$18,336	$—	$994	$—	$—
Sierra Hamilton Holdings Corporation	2,000	—	—	—	2,000	—	—	—	—
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	91,620	5,465	—	(22,735)	74,350	—	3,171	2,279	188
Total Non-Controlled/Affiliated Investments	$112,776	$5,465	$—	$(23,555)	$94,686	$—	$4,165	$2,279	$188

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

(38)    Denotes investments in which the Company "controls", as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of September 30, 2025 and December 31, 2024, along with transactions during the nine months ended September 30, 2025 in which the issuer was a controlled investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2024	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2025	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
National HME, Inc./NHME Holdings Corp.	$3,000	$—	$—	$—	$3,000	$—	$—	$—	$—
New Benevis Topco, LLC / New Benevis Holdco, Inc.	140,102	13,606	—	(1,916)	151,792	—	10,489	—	1,383
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	63,076	6,159	—	(5,901)	63,334	—	4,260	—	375
NM NL Holdings, L.P.	104,512	—	—	1,366	105,878	—	—	6,564	—
NM GP Holdco, LLC	322	—	—	71	393	—	—	33	—
NM YI LLC	9,960	—	—	(1,287)	8,673	—	—	674	—
NMFC Senior Loan Program III LLC	160,000	—	—	—	160,000	—	—	17,000	—
NMFC Senior Loan Program IV LLC	112,400	—	—	—	112,400	—	—	11,521	—
UniTek Global Services, Inc.	107,524	69,314	(60,582)	(46,166)	70,090	38,898	516	7,781	820
Total Controlled Investments	$700,896	$89,079	$(60,582)	$(53,833)	$675,560	$38,898	$15,265	$43,573	$2,578

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
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2025, 15.1% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2025
(unaudited)

September 30, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	67.58%
Second lien	3.33%
Subordinated	3.77%
Structured Finance Obligations	0.11%
Equity and other	25.21%
Total investments	100.00%

September 30, 2025
Industry Type	Percent of Total Investments at Fair Value
Software	27.90%
Business Services	17.65%
Healthcare	14.80%
Investment Funds (includes investments in joint ventures)	9.36%
Consumer Services	6.39%
Education	5.18%
Distribution & Logistics	3.97%
Net Lease	3.90%
Financial Services	3.62%
Packaging	2.43%
Energy	2.22%
Business Products	1.06%
Food & Beverage	0.72%
Consumer Products	0.47%
Specialty Chemicals & Materials	0.33%
Total investments	100.00%

September 30, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	85.50%
Fixed rates	14.50%
Total investments	100.00%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(13)	SOFR(M)	4.50%	8.84%	02/2020	02/2028	$14,635	$14,617	$14,635
	First lien (5)(13)	SOFR(M)	4.50%	8.84%	02/2024	02/2028	2,268	2,254	2,268
								16,871	16,903	1.24%
Viper Bidco. Inc.
Software	First lien (3)(11)(13)(14)	SONIA(D)	5.00%	9.70%	11/2024	11/2031	12,030	15,181	14,981	1.10%
Calabrio, Inc.
Software	First lien (5)(13)	SOFR(Q)	5.50%	10.01%	04/2021	04/2027	12,286	12,244	12,286
	First lien (5)(13)	SOFR(Q)	5.50%	10.01%	01/2024	04/2027	1,574	1,562	1,574
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.50%	10.02%	04/2021	04/2027	637	633	637
								14,439	14,497	1.07%
Coupa Holdings, LLC
Software	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.84%	02/2023	02/2030	14,388	14,243	14,388	1.06%
Houghton Mifflin Harcourt Company
Education	First lien (3)(11)	SOFR(M)	5.25%	9.71%	10/2023	04/2029	14,484	14,108	14,291	1.05%
Daxko Acquisition Corporation
Software	First lien (3)(11)(13)	SOFR(M)	5.00%	9.36%	10/2021	10/2028	12,878	12,799	12,878
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.36%	10/2021	10/2028	1,085	1,078	1,085
	First lien (3)(13)	SOFR(M)	5.00%	9.36%	10/2021	10/2028	65	64	65
								13,941	14,028	1.03%
Convey Health Solutions, Inc.
Healthcare	First lien (3)(11)(13)	SOFR(Q)*	1.00% + 4.25%/PIK	9.68%	09/2019	07/2029	13,152	13,101	11,935
	First lien (3)(11)(13)	SOFR(Q)*	1.00% + 4.25%/PIK	9.68%	02/2022	07/2029	2,196	2,180	1,993
								15,281	13,928	1.02%
CFS Management, LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)*	6.25% + 2.25%/PIK	13.09%	08/2019	09/2026	11,881	11,880	10,693
	First lien (2)(12)(13)	SOFR(Q)*	6.25% + 2.25%/PIK	13.09%	08/2019	09/2026	3,539	3,548	3,185
								15,428	13,878	1.02%
Baker Tilly Advisory Group, LP
Financial Services	First lien (3)(11)(13)	SOFR(M)	4.75%	9.11%	05/2024	06/2031	13,687	13,591	13,585	1.00%
USRP Holdings, Inc.
Business Services	First lien (3)(11)(13)	SOFR(M)	5.00%	9.36%	07/2021	12/2029	6,984	6,946	6,984
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.36%	07/2021	12/2029	5,541	5,512	5,541
								12,458	12,525	0.92%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

September 30, 2025
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through September 30, 2025, NMFC has raised approximately $1,034,550 in net proceeds from additional offerings of its common stock.
New Mountain Finance Advisers, L.L.C. (the “Investment Adviser”), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $60 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations.
The Company has established the following wholly-owned direct and indirect subsidiaries:
•New Mountain Finance Holdings, L.L.C. ("NMF Holdings") and New Mountain Finance DB, L.L.C. ("NMFDB"), whose assets are used to secure NMF Holdings’ credit facility and were used to secure NMFDB’s credit facility, until its termination on September 30, 2024, respectively;
•New Mountain Finance SBIC, L.P. ("SBIC I"), New Mountain Finance SBIC II, L.P. ("SBIC II") and New Mountain Finance SBIC III, L.P. ("SBIC III"), who have received licenses from the U.S. Small Business Administration ("SBA") to operate as small business investment companies ("SBICs") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "SBIC Act"), and their general partners, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP"), New Mountain Finance SBIC II G.P., L.L.C. ("SBIC II GP") and New Mountain Finance SBIC III G.P., L.L.C. ("SBIC III GP"), respectively;
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
Similar to the Company, the investment objective of each of SBIC I, SBIC II and SBIC III is to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I, SBIC II and SBIC III investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of September 30, 2025, the Company’s top five industry concentrations were software, business services, healthcare, investment funds (which includes the Company's investments in its joint ventures) and consumer services.
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments as of September 30, 2025 are disclosed on the Company's Consolidated Schedule of Investments.
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

Below is certain summarized property information for NMNLC as of September 30, 2025:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2025
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$106,271
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,673
					$114,944
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2025 and December 31, 2024, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $13,500 and $13,500, respectively. The collateralized agreement to resell is on non-accrual status. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2025 and December 31, 2024. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2025, the Company recognized PIK interest from investments of $7,605 and $22,081, respectively, and non-cash dividends from investments of $7,255 and $22,085, respectively. For the three and nine months ended September 30, 2024, the Company recognized PIK interest from investments of $9,050 and $27,735, respectively, and non-cash dividends from investments of $8,319 and $23,484, respectively.
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
The following table summarizes the current income tax expense, deferred income tax provision and total income tax provision, for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Current income tax expense	$29	$118	$18	$353
Deferred income tax provision	25	1,037	68	1,804
Total income tax provision	$54	$1,155	$86	$2,157
As of September 30, 2025 and December 31, 2024, the Company had $1,478 and $1,410, respectively, of deferred tax liabilities, primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Stock repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Old Repurchase Program"). Subsequent to the quarter ended September 30, 2025, on October 23, 2025, the Company's board of directors authorized a new program for the purpose of repurchasing up to $100,000 worth of the Company's common stock (the "Repurchase Program").
Under the Old Repurchase Program and the Repurchase Program, the Company is permitted, but is not obligated, to repurchase its outstanding shares of common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. The Old Repurchase Program terminated on October 8, 2025 upon the repurchase of $50,000 of the Company's common stock. The Company expects the Repurchase Program to be in place until the earlier of December 31, 2026 or until $100,000 of its outstanding shares of common stock have been repurchased.
During the three and nine months ended September 30, 2025, the Company repurchased a total of 2,737,377 and 3,662,593 shares, respectively, of the Company's common stock in the open market for $27,611 and $37,253, respectively, including commissions paid. During the three and nine months ended September 30, 2024, the Company did not repurchase any shares of the Company's common stock. Since the inception of the Old Repurchase Program through September 30, 2025, the Company has repurchased $40,201 outstanding shares of its common stock under the Old Repurchase Program.
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
Note 3. Investments
At September 30, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$2,024,938	$1,989,262
Second lien	108,135	98,128
Subordinated	123,295	111,031
Structured Finance Obligations	3,232	3,257
Equity and other	802,721	741,941
Total investments	$3,062,321	$2,943,619

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$825,524	$820,891
Business Services	577,446	519,649
Healthcare	468,510	435,603
Investment Funds (includes investments in joint ventures)	275,632	275,657
Consumer Services	189,305	188,112
Education	194,517	152,532
Distribution & Logistics	120,965	116,944
Net Lease	81,370	114,944
Financial Services	101,465	106,699
Packaging	69,994	71,527
Energy	74,272	65,334
Business Products	30,668	31,139
Food & Beverage	21,240	21,230
Consumer Products	21,816	13,715
Specialty Chemicals & Materials	9,597	9,643
Total investments	$3,062,321	$2,943,619

At December 31, 2024, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,970,251	$1,956,608
Second lien	211,449	197,050
Subordinated	113,928	102,034
Structured Finance Obligations	3,232	3,232
Equity and other	803,064	832,100
Total investments	$3,101,924	$3,091,024

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$857,673	$848,086
Healthcare	513,429	501,850
Business Services	508,536	497,954
Investment Funds (includes investments in joint ventures)	275,632	275,632
Consumer Services	192,052	192,340
Education	205,283	187,620
Financial Services	120,505	125,750
Distribution & Logistics	119,947	120,493
Net Lease	81,370	114,794
Packaging	68,200	68,093
Energy	68,114	65,076
Food & Beverage	38,840	42,450
Business Products	22,185	22,387
Consumer Products	20,769	19,101
Specialty Chemicals & Materials	9,389	9,398
Total investments	$3,101,924	$3,091,024
As of September 30, 2025, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $31,406, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an initial aggregate principal amount of $13,479 of its first lien term loans on non-accrual status. During the third quarter of 2023, the Company placed the remaining aggregate principal amount of $17,927 of its first lien term loans on non-accrual status. As of September 30, 2025, the Company's positions in AAC on non-accrual status had an aggregate cost basis of $31,369, an aggregate fair value of $17,999 and total unearned interest income of $1,400 and $4,038, respectively, for the three and nine months then ended.
During the second quarter of 2022, the Company placed its second lien position in National HME, Inc. ("National HME") on non-accrual status. As of September 30, 2025, the Company's second lien position in National HME had an aggregate cost basis of $7,872, an aggregate fair value of $3,000 and total unearned interest income of $541 and $1,554, respectively, for the three and nine months then ended.
During the second quarter of 2024, the Company placed its junior preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. As of September 30, 2025, the Company's junior preferred shares in Transcendia had an aggregate cost basis of $2,565, an aggregate fair value of $2,703 and total unearned income of $119 and $336, respectively, for the three and nine months then ended.
During the third quarter of 2025, the Company placed its first lien term loans in Notorious Topco, LLC ("BIG") on non-accrual status. As of September 30, 2025, the Company's positions in BIG had an aggregate cost basis of $21,816, and aggregate fair value of $13,715 and total unearned income of $879 and $879, respectively, for the three and nine months then ended.

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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of September 30, 2025 and December 31, 2024, the SPP Agreement had a cost basis of $14,500 and $14,500, respectively and a fair value of $6,525 and $6,525, respectively, which is reflective of the higher inherent risk in this transaction.
NMFC Senior Loan Program III LLC
NMFC Senior Loan Program III LLC ("SLP III") was formed as a Delaware limited liability company and commenced operations on April 25, 2018. SLP III is structured as a private joint venture investment fund between the Company and SkyKnight Income II, LLC (“SkyKnight II”) and operates under a limited liability company agreement (the "SLP III Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP III, which has equal representation from the Company and SkyKnight II. SLP III initially had a five year investment period and will continue in existence until August 7, 2030. On August 6, 2025, the investment period was extended until August 7, 2028. The investment period may be extended for up to one additional year subject to certain conditions.
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of September 30, 2025, the Company and SkyKnight II have committed and contributed $160,000 and $40,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2025 and December 31, 2024.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A. As of the amendment on August 6, 2025, the maturity date of SLP III's revolving credit facility was extended from January 8, 2029 to August 7, 2030, and the reinvestment period was extended from July 8, 2027 to August 7, 2028.
As of the amendment on August 6, 2025, SLP III's revolving credit facility has a maximum borrowing capacity of $941,000 of which $830,000 of the facility amount is attributed to Class A lenders and $111,000 is attributed to Class B lenders. Prior to the amendment on August 6, 2025, SLP III's revolving credit facility had a maximum borrowing capacity of $600,000, with the full amount attributable to one class of lenders. As of the amendment on August 6, 2025, during the reinvestment period, Class A advances bear interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.50%, and after the reinvestment period Class A advances will bear interest at a rate of SOFR plus 1.80% and Class B advances bear interest at a rate of the SOFR plus 4.75%, and after the reinvestment period Class B advances will bear interest at a rate of SOFR plus 5.05%. From July 3, 2024 to August 6, 2025, during the reinvestment period, the credit facility bore interest at a rate of the SOFR plus 1.65%, and after the reinvestment period it bore interest at a rate of SOFR plus 1.95%. From June 23, 2023 to July 3, 2024, during the reinvestment period, the credit facility bore interest at a rate of the SOFR plus 1.80%, and after the reinvestment period it bore interest at a rate of SOFR plus 2.10%.
As of September 30, 2025 and December 31, 2024, SLP III had total investments with an aggregate fair value of approximately $757,977 and $715,096, respectively, and debt outstanding under its credit facility of $524,700 and $511,200, respectively. As of September 30, 2025 and December 31, 2024, none of SLP III's investments were on non-accrual status. Additionally, as of September 30, 2025 and December 31, 2024, SLP III had unfunded commitments in the form of delayed draws of $4,681 and $2,654, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
First lien investments (1)	$779,976	$727,619
Weighted average interest rate on first lien investments (2)	7.99%	8.49%
Number of portfolio companies in SLP III	89	90
Largest portfolio company investment (1)	$18,651	$17,697
Total of five largest portfolio company investments (1)	$85,663	$80,215

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of September 30, 2025:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
Accelya Lux Finco S.a.r.l.	Business Services	SOFR(Q)	5.25%	9.21%	10/2032	$10,651	$10,438	$10,438
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	8.03%	12/2027	2,333	2,329	2,216
AmSpec Parent, LLC	Energy	SOFR(Q)	3.50%	7.50%	12/2031	507	507	511
AmSpec Parent, LLC	Energy	SOFR(Q)	3.50%	7.50%	12/2031	8,246	8,230	8,302
Ardonagh Midco 3 Limited	Financial Services	SOFR(S)	2.75%	6.94%	02/2031	1,995	1,986	1,989
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.51%	08/2028	13,034	12,958	13,090
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.41%	09/2030	3,627	3,522	3,609
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.41%	09/2030	1,990	1,961	1,986
athenahealth Group Inc.	Healthcare	SOFR(M)	2.75%	6.91%	02/2029	5,109	4,988	5,105
Bach Finance Limited	Education	SOFR(Q)	2.75%	6.95%	01/2032	2,113	2,108	2,120
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.25%	7.41%	12/2030	9,847	9,795	9,840
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.00%	7.16%	05/2028	7,741	7,725	7,762
BIFM CA Buyer Inc.	Business Services	SOFR(M)	3.75%	7.91%	05/2028	9,072	9,052	9,112
Boxer Parent Company Inc.	Software	SOFR(Q)	3.00%	7.20%	07/2031	7,435	7,419	7,431
Bracket Intermediate Holding Corp.	Healthcare	SOFR(M)	4.25%	8.41%	05/2028	14,004	13,762	14,103
BW Holding, Inc.	Packaging	SOFR(Q)	6.50%	10.73%	12/2030	603	597	623
Cardinal Parent, Inc.	Software	SOFR(Q)	4.50%	8.65%	11/2027	10,658	10,553	10,605
CE Intermediate I, LLC	Software	SOFR(Q)	3.00%	7.38%	03/2032	4,678	4,678	4,691
Chrysaor Bidco S.a r.l.	Information Services	SOFR(Q)	3.00%	7.33%	10/2031	2,115	2,115	2,127
Cleanova US Holdings LLC	Business Products	SOFR(Q)	4.75%	8.81%	06/2032	6,269	6,056	6,269
Cloudera, Inc.	Software	SOFR(M)	3.75%	8.01%	10/2028	14,099	13,928	13,908
Clydesdale Acquisition Holdings, Inc.	Packaging	SOFR(M)	3.25%	7.41%	04/2032	9,227	9,223	9,223
Cohnreznick Advisory LLC	Financial Services	SOFR(Q)	3.50%	7.50%	03/2032	6,919	6,893	6,940
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	8.28%	11/2028	4,616	4,603	4,350
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.00%	7.00%	02/2029	6,757	6,738	6,799
ConnectWise, LLC	Software	SOFR(Q)	3.50%	7.76%	09/2028	7,897	7,882	7,922
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	1.00% +3.94%/PIK	9.04%	07/2029	9,064	8,946	7,604
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	8.03%	10/2028	2,540	2,533	2,453
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	9.00%	10/2029	9,731	9,418	8,715
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.00%	7.16%	07/2031	11,464	11,415	11,435
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.75%	7.91%	07/2032	10,308	10,258	10,356
Disco Parent, Inc.	Software	SOFR(Q)	3.25%	7.48%	08/2032	7,250	7,232	7,286
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	3.75%	8.08%	10/2029	13,891	13,509	13,844
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	8.40%	03/2028	15,171	14,958	14,861
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.63%	8.60%	03/2028	997	977	977
EAB Global, Inc.	Education	SOFR(M)	3.00%	7.16%	08/2030	6,583	6,503	6,431
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	8.25%	04/2029	10,569	10,404	10,575
Eisner Advisory Group LLC	Financial Services	SOFR(M)	4.00%	8.16%	02/2031	8,567	8,513	8,629
Finastra USA, Inc.	Software	SOFR(Q)	4.00%	8.04%	09/2032	12,373	12,256	12,335
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	7.80%	03/2028	16,383	16,374	14,417
FNZ Group Entities Limited	Financial Services	SOFR(Q)	5.00%	9.32%	11/2031	10,203	10,017	8,260
Foundational Education Group, Inc.	Education	SOFR(M)	4.25%	8.53%	08/2028	14,100	14,014	12,584
Groundworks, LLC	Business Services	SOFR(M)	3.00%	7.16%	03/2031	182	179	183
Groundworks, LLC	Business Services	SOFR(M)	3.00%	7.16%	03/2031	6,197	6,166	6,207
Heartland Dental, LLC	Healthcare	SOFR(M)	3.75%	7.91%	08/2032	13,931	13,896	13,924
Help/Systems Holdings, Inc.	Software	SOFR(Q)	3.75%	8.16%	11/2026	17,558	17,521	16,646
Higginbotham Insurance Agency, Inc.	Business Services	SOFR(M)	4.50%	8.67%	11/2028	8,829	8,796	8,829
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	9.51%	04/2029	8,007	7,827	7,196

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)	4.00%	8.00%	02/2032	$16,683	$16,572	$16,669
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.35%	08/2028	12,747	12,662	12,699
Kaseya Inc.	Software	SOFR(M)	3.25%	7.41%	03/2032	9,045	9,026	9,068
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(M)	3.00%	7.16%	03/2031	3,759	3,752	3,765
KnowBe4, Inc.	Software	SOFR(Q)	3.75%	8.07%	07/2032	13,128	13,125	13,161
LI Group Holdings, Inc.	Software	SOFR(M)	3.50%	7.78%	03/2028	3,045	3,042	3,057
LSCS Holdings, Inc.	Healthcare	SOFR(Q)	4.50%	8.50%	03/2032	14,900	14,808	14,702
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	3.00%	7.37%	11/2030	2,816	2,782	2,823
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	9.41%	05/2028	1,950	1,899	1,957
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	8.21%	05/2028	8,786	8,765	8,819
Maverick Bidco Inc.	Software	SOFR(Q)	4.25%	8.82%	05/2028	2,444	2,373	2,454
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(Q)	3.00%	7.20%	05/2028	6,557	6,519	6,564
MED ParentCo, LP	Healthcare	SOFR(M)	3.25%	7.41%	04/2031	9,880	9,839	9,911
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(Q)	4.25%	8.25%	05/2028	2,411	2,392	2,315
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	8.41%	12/2031	3,225	3,204	2,939
Michael Baker International, LLC	Business Services	SOFR(Q)	4.00%	8.31%	12/2028	5,548	5,548	5,572
Nexus Buyer LLC	Financial Services	SOFR(M)	4.00%	8.16%	07/2031	11,019	10,937	11,033
Nielsen Consumer, Inc.	Business Services	SOFR(M)	2.50%	6.66%	10/2030	5,786	5,385	5,781
Oceankey (U.S.) II Corp.	Media	SOFR(M)	3.50%	7.76%	12/2028	14,050	14,056	14,089
Osaic Holdings, Inc.	Financial Services	SOFR(M)	3.00%	7.16%	07/2032	12,357	12,326	12,364
Osttra Group Ltd.	Financial Services	SOFR(M)	3.50%	7.48%	05/2032	5,849	5,835	5,885
Outcomes Group Holdings, Inc.	Healthcare	SOFR(M)	3.00%	7.16%	05/2031	4,098	4,084	4,126
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.25%	7.56%	02/2029	7,233	6,934	6,827
Perforce Software, Inc.	Software	SOFR(M)	4.75%	8.91%	03/2031	4,045	4,031	3,617
Physician Partners, LLC	Healthcare	SOFR(Q)	6.00%	10.00%	12/2029	2,367	2,305	1,968
Physician Partners, LLC	Healthcare	SOFR(Q)	1.50% +2.50%/PIK	8.15%	12/2029	2,787	2,772	1,253
Planview Parent, Inc.	Software	SOFR(Q)	3.50%	7.50%	12/2027	13,537	13,419	13,360
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.25%	7.25%	10/2030	13,539	13,327	13,593
Pushpay USA Inc.	Software	SOFR(S)	3.75%	7.62%	08/2031	11,891	11,872	11,988
RealPage, Inc.	Software	SOFR(Q)	3.75%	7.75%	04/2028	4,975	4,955	4,997
Rithum Holdings, Inc. (fka CommerceHub, Inc.)	Software	SOFR(Q)	4.75%	8.75%	07/2032	10,664	10,563	10,674
RLG Holdings, LLC	Packaging	SOFR(M)	4.25%	8.53%	07/2028	5,624	5,611	4,655
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	8.78%	12/2027	6,225	6,171	6,225
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.25%	9.53%	12/2027	2,619	2,583	2,619
Secretariat Advisors LLC	Business Services	SOFR(Q)	4.00%	8.00%	02/2032	8,463	8,423	8,489
Secure Acquisition, Inc.	Packaging	SOFR(Q)	3.75%	7.75%	12/2028	501	502	504
Spring Education Group, Inc.	Education	SOFR(Q)	3.25%	7.25%	10/2030	13,196	13,079	13,256
Storable, Inc.	Software	SOFR(M)	3.25%	7.41%	04/2031	2,836	2,832	2,849
Summit Acquisition Inc.	Financial Services	SOFR(M)	3.50%	7.66%	10/2031	5,985	5,958	6,027
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	8.91%	12/2027	15,280	15,227	13,771
Team.blue Finco SARL	Software	SOFR(Q)	3.25%	7.23%	07/2032	8,611	8,614	8,591
Therapy Brands Holdings LLC	Healthcare	SOFR(M)	4.00%	8.43%	05/2028	3,985	3,976	3,298
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	8.25%	08/2028	8,441	8,425	8,481
TRC Companies LLC	Business Services	SOFR(M)	3.00%	7.16%	12/2028	9,400	9,374	9,425
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	9.40%	10/2028	2,256	2,238	2,295
Valcour Packaging, LLC	Packaging	SOFR(M)	1.50% +2.25%/PIK	8.01%	10/2028	3,159	3,159	2,679
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)	4.00%	8.16%	10/2031	9,233	9,206	9,253
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	3.75%	7.75%	07/2029	7,577	7,567	7,582

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

VT Topco, Inc.	Business Services	SOFR(M)	3.00%	7.16%	08/2030	$8,859	$8,798	$8,602
Xplor T1, LLC	Software	SOFR(Q)	3.50%	7.50%	06/2031	5,545	5,521	5,552
Zelis Cost Management Buyer, Inc.	Healthcare	SOFR(M)	3.25%	7.41%	11/2031	16,388	16,388	16,409
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.25%	9.56%	02/2028	4,551	4,463	4,551
Total Funded Investments						$775,295	$768,982	$757,961
Unfunded Investments - First lien
AmSpec Parent, LLC	Energy	—	—	—	12/2026	$763	$—	$5
Chrysaor Bidco S.a r.l.	Information Services	—	—	—	07/2026	158	—	1
Clydesdale Acquisition Holdings, Inc.	Packaging	—	—	—	12/2025	160	—	—
Cohnreznick Advisory LLC	Financial Services	—	—	—	03/2027	1,605	(6)	5
Groundworks, LLC	Business Services	—	—	—	03/2026	970	(2)	2
Secretariat Advisors LLC	Business Services	—	—	—	02/2027	1,025	—	3
Total Unfunded Investments						$4,681	$(8)	$16
Total Investments						$779,976	$768,974	$757,977

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2025.
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

Below is certain summarized financial information for SLP III as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and September 30, 2024:

Selected Balance Sheet Information:	September 30, 2025	December 31, 2024
Investments at fair value (cost of $768,974 and $716,654)	$757,977	$715,096
Cash and other assets	36,293	20,988
Receivable from unsettled securities sold	7,852	9,652
Total assets	$802,122	$745,736

Credit facility	$524,700	$511,200
Deferred financing costs (net of accumulated amortization of $7,524 and $6,515, respectively)	(4,681)	(3,692)
Payable for unsettled securities purchased	82,498	27,428
Distribution payable	7,000	7,625
Other liabilities	7,325	7,493
Total liabilities	616,842	550,054

Members' capital	$185,280	$195,682
Total liabilities and members' capital	$802,122	$745,736

Selected Statement of Operations Information:	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income	$16,172	$17,860	$46,239	$51,245
Other income	64	49	253	134
Total investment income	16,236	17,909	46,492	51,379

Interest and other financing expenses	8,227	8,888	24,444	26,599
Other expenses	329	229	932	737
Total expenses	8,556	9,117	25,376	27,336
Net investment income	7,680	8,792	21,116	24,043

Net realized (losses) gains on investments	(1,294)	74	(829)	(5,833)
Net change in unrealized (depreciation) appreciation of investments	(1,122)	(1,493)	(9,439)	5,005
Net increase in members' capital	$5,264	$7,373	$10,848	$23,215
For the three and nine months ended September 30, 2025, the Company earned approximately $5,600 and $17,000, respectively, of dividend income related to SLP III, which is included in dividend income. For the three and nine months ended September 30, 2024, the Company earned approximately $5,567 and $17,205, respectively, of dividend income related to SLP III, which is included in dividend income. As of September 30, 2025 and December 31, 2024, approximately $5,600 and $6,100, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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

NMFC Senior Loan Program IV LLC
NMFC Senior Loan Program IV LLC ("SLP IV") was formed as a Delaware limited liability company on April 6, 2021, and commenced operations on May 5, 2021. SLP IV is structured as a private joint venture investment fund between the Company and SkyKnight Income Alpha, LLC ("SkyKnight Alpha") and operates under the First Amended and Restated Limited Liability Company Agreement of NMFC Senior Loan Program IV LLC, dated May 5, 2021 (the "SLP IV Agreement"). Upon the effectiveness of the SLP IV Agreement, the members contributed their respective membership interests in NMFC Senior Loan Program I LLC ("SLP I") and NMFC Senior Loan Program II LLC ("SLP II") to SLP IV. Immediately following the contribution of their membership interests, SLP I and SLP II became wholly-owned subsidiaries of SLP IV. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP IV, which has equal representation from the Company and SkyKnight Alpha. SLP IV initially had a five year investment period and will continue in existence until May 5, 2029. On July 11, 2025, the investment period was extended until July 11, 2028. The investment period may be extended for up to one additional year subject to certain conditions.
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of September 30, 2025, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2025 and December 31, 2024.
On May 5, 2021, SLP IV entered into a revolving credit facility with Wells Fargo Bank, National Association. As of the amendment on July 11, 2025, the maturity date of SLP IV's revolving credit facility was extended from March 27, 2029 to July 11, 2030.
As of the amendment on July 11, 2025, SLP IV's revolving credit facility has a maximum borrowing capacity of $600,000, of which $530,000 of the facility amount is attributed to Class A lenders and $70,000 of the facility amount is attributed to Class B lenders. Prior to the amendment on July 11, 2025, SLP IV's revolving credit facility had a maximum borrowing capacity of $370,000, with the full amount attributable to one class of lenders. As of the amendment on July 11, 2025, Class A advances bear interest at a rate of SOFR plus 1.50% and Class B advances bear interest at a rate of SOFR plus 4.75%. From December 20, 2024 to July 11, 2025, the facility bore interest at a rate of SOFR plus 1.50%. From March 27, 2024 to December 20, 2024, the facility bore interest at a rate of SOFR plus 1.90%. From April 28, 2023 to March 27, 2024, the facility bore interest at a rate of SOFR plus 1.70%.
As of September 30, 2025 and December 31, 2024, SLP IV had total investments with an aggregate fair value of approximately $525,343 and $469,326, respectively, and debt outstanding under its credit facility of $380,737 and $334,437, respectively. As of September 30, 2025 and December 31, 2024, none of SLP IV’s investments were on non-accrual status. Additionally, as of September 30, 2025 and December 31, 2024, SLP IV had unfunded commitments in the form of delayed draws of $2,908 and $1,212, respectively.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
First lien investments (1)	$544,399	$481,040
Weighted average interest rate on first lien investments (2)	8.08%	8.54%
Number of portfolio companies in SLP IV	87	79
Largest portfolio company investment (1)	$18,187	$17,933
Total of five largest portfolio company investments (1)	$63,966	$62,752

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2025:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
Accelya Lux Finco S.a.r.l.	Business Services	SOFR(Q)	5.25%	9.21%	10/2032	$6,782	$6,646	$6,646
ADG, LLC	Healthcare	SOFR(Q)	1.00% +3.00%/PIK	8.15%	09/2026	18,187	18,184	14,777
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	8.03%	12/2027	1,800	1,796	1,710
AmSpec Parent, LLC	Energy	SOFR(Q)	3.50%	7.50%	12/2031	295	295	297
AmSpec Parent, LLC	Energy	SOFR(Q)	3.50%	7.50%	12/2031	4,794	4,788	4,827
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.51%	08/2028	9,618	9,562	9,659
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.41%	09/2030	1,814	1,761	1,804
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.41%	09/2030	995	981	993
athenahealth Group Inc.	Healthcare	SOFR(M)	2.75%	6.91%	02/2029	1,772	1,767	1,771
Bach Finance Limited	Education	SOFR(Q)	2.75%	6.95%	01/2032	1,599	1,595	1,604
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.25%	7.41%	12/2030	7,254	7,223	7,249
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.00%	7.16%	05/2028	739	738	741
BIFM CA Buyer Inc.	Business Services	SOFR(M)	3.75%	7.91%	05/2028	5,348	5,326	5,371
Boxer Parent Company Inc.	Software	SOFR(Q)	3.00%	7.20%	07/2031	5,229	5,218	5,227
Bracket Intermediate Holding Corp.	Healthcare	SOFR(M)	4.25%	8.41%	05/2028	4,317	4,242	4,347
BW Holding, Inc.	Packaging	SOFR(Q)	6.50%	10.73%	12/2030	445	441	459
Cardinal Parent, Inc.	Software	SOFR(Q)	4.50%	8.65%	11/2027	6,064	5,975	6,034
Chrysaor Bidco S.a r.l.	Information Services	SOFR(Q)	3.00%	7.33%	10/2031	1,561	1,561	1,570
Cleanova US Holdings LLC	Business Products	SOFR(Q)	4.75%	8.81%	06/2032	5,135	4,988	5,135
Cloudera, Inc.	Software	SOFR(M)	3.75%	8.01%	10/2028	9,650	9,540	9,519
Clydesdale Acquisition Holdings, Inc.	Packaging	SOFR(M)	3.25%	7.41%	04/2032	5,481	5,482	5,479
Cohnreznick Advisory LLC	Financial Services	SOFR(Q)	3.50%	7.50%	03/2032	3,905	3,887	3,917
Confluence Technologies, Inc.	Software	SOFR(Q)	3.75%	7.90%	07/2028	9,625	9,603	7,979
Confluence Technologies, Inc.	Software	SOFR(Q)	5.00%	9.23%	07/2028	943	943	943
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	8.28%	11/2028	3,090	3,081	2,912
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.00%	7.00%	02/2029	6,757	6,738	6,799
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	1.00% +3.94%/PIK	9.04%	07/2029	3,486	3,441	2,925
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	8.03%	10/2028	1,814	1,810	1,752
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	9.00%	10/2029	6,539	6,412	5,856
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.00%	7.16%	07/2031	10,402	10,357	10,376
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.75%	7.91%	07/2032	4,127	4,107	4,146
Disco Parent, Inc.	Software	SOFR(Q)	3.25%	7.48%	08/2032	4,625	4,614	4,648
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	3.75%	8.08%	10/2029	9,250	8,965	9,219
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.63%	8.60%	03/2028	997	977	977
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	8.40%	03/2028	9,599	9,544	9,403
EAB Global, Inc.	Education	SOFR(M)	3.00%	7.16%	08/2030	6,161	6,109	6,019
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	8.25%	04/2029	8,094	7,997	8,099
Eisner Advisory Group LLC	Financial Services	SOFR(M)	4.00%	8.16%	02/2031	4,989	4,948	5,025
Finastra USA, Inc.	Software	SOFR(Q)	4.00%	8.04%	09/2032	8,255	8,179	8,230
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	7.80%	03/2028	9,980	9,945	8,783
FNZ Group Entities Limited	Financial Services	SOFR(Q)	5.00%	9.32%	11/2031	7,234	7,102	5,857
Foundational Education Group, Inc.	Education	SOFR(M)	4.25%	8.53%	08/2028	10,958	10,873	9,780
Groundworks, LLC	Business Services	SOFR(M)	3.00%	7.16%	03/2031	120	119	120
Groundworks, LLC	Business Services	SOFR(M)	3.00%	7.16%	03/2031	4,072	4,038	4,078
Heartland Dental, LLC	Healthcare	SOFR(M)	3.75%	7.91%	08/2032	9,935	9,911	9,930
Help/Systems Holdings, Inc.	Software	SOFR(Q)	3.75%	8.16%	11/2026	9,531	9,523	9,036
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	9.51%	04/2029	8,193	7,982	7,363

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)	4.00%	8.00%	02/2032	$10,623	$10,551	$10,615
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.35%	08/2028	9,702	9,586	9,666
JSG II, Inc.	Manufacturing	P(Q)	3.50%	10.75%	06/2026	253	253	253
JSG II, Inc.	Manufacturing	P(Q)	3.50%	10.75%	06/2026	5,194	5,185	5,194
Kaseya Inc.	Software	SOFR(M)	3.25%	7.41%	03/2032	5,786	5,772	5,801
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(M)	3.00%	7.16%	03/2031	1,286	1,283	1,288
KnowBe4, Inc.	Software	SOFR(Q)	3.75%	8.07%	07/2032	8,761	8,762	8,783
LSCS Holdings, Inc.	Healthcare	SOFR(Q)	4.50%	8.50%	03/2032	10,222	10,168	10,086
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	3.00%	7.37%	11/2030	2,024	2,000	2,029
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	9.41%	05/2028	1,950	1,899	1,957
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	8.21%	05/2028	7,701	7,684	7,729
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(Q)	3.00%	7.20%	05/2028	8,140	8,120	8,148
MED ParentCo, LP	Healthcare	SOFR(M)	3.25%	7.41%	04/2031	7,291	7,260	7,314
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(Q)	4.25%	8.25%	05/2028	2,071	2,059	1,989
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	8.41%	12/2031	1,788	1,773	1,627
Michael Baker International, LLC	Business Services	SOFR(Q)	4.00%	8.31%	12/2028	3,839	3,839	3,856
Nexus Buyer LLC	Financial Services	SOFR(M)	4.00%	8.16%	07/2031	7,380	7,329	7,389
Nielsen Consumer, Inc.	Business Services	SOFR(M)	2.50%	6.66%	10/2030	3,691	3,505	3,688
Oceankey (U.S.) II Corp.	Media	SOFR(M)	3.50%	7.76%	12/2028	9,263	9,267	9,289
Osaic Holdings, Inc.	Financial Services	SOFR(M)	3.00%	7.16%	07/2032	8,883	8,861	8,888
Osttra Group Ltd.	Financial Services	SOFR(M)	3.50%	7.48%	05/2032	3,859	3,850	3,883
Outcomes Group Holdings, Inc.	Healthcare	SOFR(M)	3.00%	7.16%	05/2031	2,836	2,826	2,855
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.25%	7.56%	02/2029	4,558	4,371	4,304
Perforce Software, Inc.	Software	SOFR(M)	4.75%	8.91%	03/2031	3,206	3,194	2,867
Physician Partners, LLC	Healthcare	SOFR(Q)	6.00%	10.00%	12/2029	1,789	1,742	1,487
Physician Partners, LLC	Healthcare	SOFR(Q)	1.50% +2.50%/PIK	8.15%	12/2029	2,106	2,095	947
Planview Parent, Inc.	Software	SOFR(Q)	3.50%	7.50%	12/2027	7,960	7,889	7,855
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.25%	7.25%	10/2030	9,732	9,579	9,770
Pushpay USA Inc.	Software	SOFR(S)	3.75%	7.62%	08/2031	7,807	7,812	7,871
RealPage, Inc.	Software	SOFR(Q)	3.75%	7.75%	04/2028	1,990	1,982	1,999
Rithum Holdings, Inc. (fka CommerceHub, Inc.)	Software	SOFR(Q)	4.75%	8.75%	07/2032	6,094	6,026	6,100
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	8.78%	12/2027	7,230	7,216	7,230
Secretariat Advisors LLC	Business Services	SOFR(Q)	4.00%	8.00%	02/2032	5,857	5,829	5,875
Secure Acquisition, Inc.	Packaging	SOFR(Q)	3.75%	7.75%	12/2028	331	331	332
Spring Education Group, Inc.	Education	SOFR(Q)	3.25%	7.25%	10/2030	10,180	10,088	10,226
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	5.25%	9.72%	07/2026	3,953	3,905	3,938
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	7.25%	11.72%	07/2026	2,231	2,209	2,231
Storable, Inc.	Software	SOFR(M)	3.25%	7.41%	04/2031	2,937	2,934	2,951
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	8.91%	12/2027	3,659	3,655	3,298
Team.blue Finco SARL	Software	SOFR(Q)	3.25%	7.23%	07/2032	7,238	7,223	7,225
Therapy Brands Holdings LLC	Healthcare	SOFR(M)	4.00%	8.43%	05/2028	5,862	5,848	4,852
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	8.25%	08/2028	5,605	5,594	5,631
TRC Companies LLC	Business Services	SOFR(M)	3.00%	7.16%	12/2028	5,345	5,330	5,359
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	9.40%	10/2028	1,641	1,628	1,669
Valcour Packaging, LLC	Packaging	SOFR(M)	1.50% +2.25%/PIK	8.01%	10/2028	2,298	2,298	1,949
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)	4.00%	8.16%	10/2031	7,264	7,242	7,280
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	3.75%	7.75%	07/2029	5,201	5,191	5,204
VT Topco, Inc.	Business Services	SOFR(M)	3.00%	7.16%	08/2030	5,730	5,691	5,563

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Xplor T1, LLC	Software	SOFR(Q)	3.50%	7.50%	06/2031	$4,035	$4,017	$4,040
Zelis Cost Management Buyer, Inc.	Healthcare	SOFR(M)	3.25%	7.41%	11/2031	10,329	10,330	10,342
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.25%	9.56%	02/2028	3,449	3,382	3,449
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	9.98%	03/2028	9,650	9,559	9,650
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	9.98%	03/2028	2,121	2,101	2,121
Total Funded Investments						$541,491	$537,437	$525,333
Unfunded Investments - First lien
AmSpec Parent, LLC	Energy	—	—	—	12/2026	$444	$—	$3
Chrysaor Bidco S.a r.l.	Information Services	—	—	—	07/2026	116	—	1
Clydesdale Acquisition Holdings, Inc.	Packaging	—	—	—	12/2025	95	—	—
Cohnreznick Advisory LLC	Financial Services	—	—	—	03/2027	906	(4)	3
Groundworks, LLC	Business Services	—	—	—	03/2026	638	(3)	1
Secretariat Advisors LLC	Business Services	—	—	—	02/2027	709	—	2
Total Unfunded Investments						$2,908	$(7)	$10
Total Investments						$544,399	$537,430	$525,343

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR) and the Prime Rate (P). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2025.
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

Below is certain summarized consolidated financial information for SLP IV as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and September 30, 2024:

Selected Consolidated Balance Sheet Information:	September 30, 2025	December 31, 2024
Investments at fair value (cost of $537,430 and $474,738, respectively)	$525,343	$469,326
Cash and other assets	24,345	15,401
Receivable from unsettled securities sold	4,706	7,232
Total assets	$554,394	$491,959

Credit facility	$380,737	$334,437
Deferred financing costs (net of accumulated amortization of $3,592 and $2,616, respectively)	(4,824)	(3,088)
Payable for unsettled securities	39,154	13,485
Distribution payable	4,826	5,184
Other liabilities	6,061	6,090
Total liabilities	425,954	356,108

Members' capital	$128,440	$135,851
Total liabilities and members' capital	$554,394	$491,959

Selected Consolidated Statement of Operations Information:	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income	$11,308	$12,906	$31,291	$37,025
Other income	65	10	156	77
Total investment income	11,373	12,916	31,447	37,102

Interest and other financing expenses	5,986	6,694	16,171	19,436
Other expenses	258	202	673	651
Total expenses	6,244	6,896	16,844	20,087
Net investment income	5,129	6,020	14,603	17,015

Net realized (losses) gains on investments	(541)	133	(681)	(4,741)
Net change in unrealized (depreciation) appreciation of investments	(1,569)	(2,076)	(6,675)	1,468
Net increase in members' capital	$3,019	$4,077	$7,247	$13,742
For the three and nine months ended September 30, 2025, the Company earned approximately $3,794 and $11,521, respectively, of dividend income related to SLP IV, which is included in dividend income. For the three and nine months ended September 30, 2024, the Company earned approximately $3,794 and $12,153, respectively, of dividend income related to SLP IV, which is included in dividend income. As of September 30, 2025 and December 31, 2024, approximately $3,794 and $4,075, respectively, of dividend income related to SLP IV was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 1-02(w)(2), the Company evaluates its unconsolidated controlled portfolio companies to determine if any qualify as “significant subsidiaries.” This determination is made based upon an analysis performed under Rule 10-01(b)(1). As of September 30, 2025, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary" as defined by Rule 1-02(w)(2).
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of September 30, 2025:

	Total	Level I	Level II	Level III
First lien	$1,989,262	$—	$100,885	$1,888,377
Second lien	98,128	—	—	98,128
Subordinated	111,031	—	—	111,031
Structured Finance Obligations	3,257	—	—	3,257
Equity and other	741,941	—	—	741,941
Total investments	$2,943,619	$—	$100,885	$2,842,734
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,956,608	$—	$53,998	$1,902,610
Second lien	197,050	—	46,716	150,334
Subordinated	102,034	—	—	102,034
Structured Finance Obligations	3,232	—	3,232	—
Equity and other	832,100	—	—	832,100
Total investments	$3,091,024	$—	$103,946	$2,987,078
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, June 30, 2025	$2,920,263	$1,927,366	$128,623	$107,986	$3,249	$753,039
Total gains or losses included in earnings:
Net realized gains (losses) on investments	11	3	(33)	—	—	41
Net change in unrealized (depreciation) appreciation of investments	(19,504)	(7,077)	2,499	(142)	8	(14,792)
Purchases, including capitalized PIK and revolver fundings	139,332	121,173	9,464	3,187	—	5,508
Proceeds from sales and paydowns of investments	(163,342)	(98,831)	(62,656)	—	—	(1,855)
Transfers into Level III(1)	20,231	—	20,231	—	—	—
Transfers out of Level III(1)	(54,257)	(54,257)	—	—	—	—
Fair Value, September 30, 2025	$2,842,734	$1,888,377	$98,128	$111,031	$3,257	$741,941
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(37,652)	$(7,387)	$2,498	$(143)	$8	$(32,628)

(1)As of September 30, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2024	$3,098,192	$1,973,080	$216,064	$96,653	$812,395
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(1,981)	(1,529)	—	3	(455)
Net change in unrealized (depreciation) appreciation of investments	(4,521)	3,513	(451)	199	(7,782)
Purchases, including capitalized PIK and revolver fundings	170,005	136,054	1,485	2,823	29,643
Proceeds from sales and paydowns of investments	(110,879)	(83,124)	(25,766)	(292)	(1,697)
Transfers out of Level III(1)	(8,931)	(8,931)	—	—	—
Fair Value, September 30, 2024	$3,141,885	$2,019,063	$191,332	$99,386	$832,104
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(6,029)	$2,007	$(452)	$197	$(7,781)

(1)As of September 30, 2024, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2024	$2,987,078	$1,902,610	$150,334	$102,034	$—	$832,100
Total gains or losses included in earnings:
Net realized gains (losses) on investments	51,087	101	(2,762)	—	—	53,748
Net change in unrealized (depreciation) appreciation of investments	(98,823)	(13,738)	4,673	32	25	(89,815)
Purchases, including capitalized PIK and revolver fundings(1)	470,593	365,524	13,719	8,965	—	82,385
Proceeds from sales and paydowns of investments(1)	(550,437)	(319,690)	(94,270)	—	—	(136,477)
Transfers into Level III(2)	29,666	—	26,434	—	3,232	—
Transfers out of Level III(2)	(46,430)	(46,430)	—	—	—	—
Fair Value, September 30, 2025	$2,842,734	$1,888,377	$98,128	$111,031	$3,257	$741,941
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(53,505)	$(13,964)	$4,386	$30	$25	$(43,982)

(1)Includes non-cash reorganizations and restructurings.
(2)As of September 30, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2023	$2,938,849	$1,637,889	$406,180	$82,871	$811,909
Total gains or losses included in earnings:
Net realized losses (gains) on investments	(44,979)	(13,267)	(35,163)	3	3,448
Net change in unrealized appreciation (depreciation) of investments	31,047	18,233	40,417	(1,240)	(26,363)
Purchases, including capitalized PIK and revolver fundings(1)	797,225	708,021	13,546	18,044	57,614
Proceeds from sales and paydowns of investments(1)	(608,697)	(360,253)	(233,648)	(292)	(14,504)
Transfers into Level III(2)	28,440	28,440	—	—	—
Fair Value, September 30, 2024	$3,141,885	$2,019,063	$191,332	$99,386	$832,104
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(23,625)	$3,908	$347	$(1,242)	$(26,638)

(1)Includes non-cash reorganizations and restructurings.
(2)As of September 30, 2024, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and nine months ended September 30, 2025 and September 30, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2025 and December 31, 2024, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2025 and December 31, 2024, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2025 were as follows:

				Range
Type	Fair Value as of September 30, 2025	Approach	Unobservable Input	Low	High	Weighted Average(1)
First lien	$1,824,381	Market & Income Approach	EBITDA multiple	6.0x	25.0x	14.2x
			Revenue multiple	4.0x	19.5x	10.1x
			Discount rate	5.7%	15.2%	8.6%
	63,996	Other	N/A(2)	N/A	N/A	N/A
Second lien	98,128	Market & Income Approach	EBITDA multiple	7.0x	21.0x	20.0x
			Discount rate	9.3%	16.8%	12.2%
Subordinated	111,031	Market & Income Approach	EBITDA multiple	8.0x	20.0x	14.5x
			Discount rate	12.0%	26.9%	17.1%
Structured Finance Obligations	3,257	Income Approach	Discount Rate	10.9%	10.9%	10.9%
Equity and other	347,229	Market & Income Approach	EBITDA multiple	5.5x	23.0x	11.8x
			Revenue multiple	9.0x	9.0x	9.0x
			Discount rate	8.7%	19.1%	11.5%
	387,344	Income Approach	Discount rate	6.3%	15.7%	11.4%
	7,368	Other	N/A(2)	N/A	N/A	N/A
	$2,842,734

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
The carrying value of the collateralized agreement approximates fair value as of September 30, 2025 and is considered a Level III investment. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
The following are the principal amounts and fair values of the Company’s borrowings as of September 30, 2025 and December 31, 2024. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings or market quotes, if available.

	As of
	September 30, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
Unsecured Notes	$990,000	$1,004,496	$990,000	$991,624
Holdings Credit Facility	308,063	307,999	294,363	298,435
2022 Convertible Notes	258,777	259,036	260,000	261,811
SBA-guaranteed debentures	196,205	173,434	300,000	270,548
NMFC Credit Facility (1)	31,032	30,969	27,944	26,812
Total Borrowings	$1,784,077	$1,775,934	$1,872,307	$1,849,230

(1)     As of September 30, 2025, the principal amount of the NMFC Credit Facility was $31,032, which includes €16,512 denominated in EUR and £8,666 denominated in GBP that has been converted to U.S. dollars. As of September 30, 2025, the fair value of the NMFC Credit Facility was $30,969, which included €16,477 denominated in EUR and £8,650 denominated in GBP that has been converted to U.S. dollars. As of December 31, 2024, the principal amount of the NMFC Credit Facility was $27,944, which included €16,512 denominated in EUR and £8,666 denominated in GBP that has been converted to U.S. dollars. As of December 31, 2024, the fair value of the NMFC Credit Facility was

$26,812, which included €15,379 denominated in EUR and £8,700 denominated in GBP that has been converted to U.S. dollars.

The following table summarizes the notional amounts and fair values of the Company's derivative instruments as of September 30, 2025. The Company's derivative instruments are considered Level II investments.

	As of September 30, 2025			As of December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives in fair value hedging relationships:
Interest rate swaps	$600,000	$5,834	$(821)	$600,000	$—	$(7,423)
Total derivatives designated as hedging instruments	600,000	5,834	(821)	600,000	—	(7,423)
Total derivatives	600,000	5,834	(821)	600,000	—	(7,423)
Total net derivatives(1)	$600,000	$5,013	$—	$600,000	$—	$(7,423)

(1)As of September 30, 2025, the Company had a net derivative asset at fair value subject to such enforceable master netting arrangement in the amount of $5,013 and a collateral balance of $13,460, included in "Payable to broker" on the Consolidated Statements of Assets and Liabilities. As of December 31, 2024, the Company had a net derivative liability at fair value subject to such enforceable master netting arrangement in the amount of $7,423 and a collateral balance $3,230, included in "Payable to broker" on the Consolidated Statements of Assets and Liabilities. As of September 30, 2025 and December 31, 2024, if the Company had elected to offset, the net amount would be $0 and $0, respectively.
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
The Company entered into a fee waiver agreement, dated March 31, 2021, as subsequently amended on November 2, 2021 and August 3, 2023, pursuant to which, effective as of and for the quarter ended March 31, 2021 through the quarter ended December 31, 2024, the Investment Adviser waived base management fees in order to reach a target base management fee of 1.25% on gross assets. Following the expiration of the Fee Waiver Agreement on December 31, 2024, the Investment Adviser agreed to waive an amount of the base management fee that it may have been entitled to under the Investment Advisory Agreement for the period of January 1, 2025 through January 28, 2025, that would be in excess of an annual rate of 1.25% of the Company's gross assets. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and nine months ended September 30, 2025, management fees waived were approximately $0 and $288, respectively. For the three and nine months ended September 30, 2024, management fees waived were approximately $970 and $2,732, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of September 30, 2025), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The Investment Adviser can voluntarily agree to waive a portion of the incentive fee that would otherwise have been earned during the period. The incentive fee waiver is made at the sole discretion of the Investment Adviser and is not required by any contractual or regulatory obligation. For the three and nine months ended September 30, 2025, incentive fees waived were approximately $4,544 and $8,664. For the three and nine months ended September 30, 2024, no incentive fees were waived.
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

The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Management fee	$9,619	$11,700	$29,611	$34,048
Less: management fee waiver	—	(970)	(288)	(2,732)
Total management fee	9,619	10,730	29,323	31,316
Incentive fee, excluding accrued capital gains incentive fees	7,345	8,821	23,563	27,760
Less: incentive fee waiver	(4,544)	—	(8,664)	—
Total incentive fee	$2,801	$8,821	$14,899	$27,760
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)As of September 30, 2025 and September 30, 2024, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on January 29, 2025 for a period of 12 months commencing on March 1, 2025. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2025, approximately $599 and $1,944, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. For the three and nine months ended September 30, 2024, approximately $618 and $1,804, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of September 30, 2025 and December 31, 2024, approximately $630 and $580, respectively, of indirect administrative expenses were included in payable to affiliates. For the three and nine months ended September 30, 2025, the reimbursement to the Administrator represented approximately 0.02% and 0.06%, respectively, of the Company's gross assets. For the three and nine months ended September 30, 2024, the reimbursement to the Administrator represented approximately 0.02% and 0.05%, respectively, of the Company's gross assets.
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

On March 30, 2020, the Company entered into an unsecured revolving credit facility with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $30,000 maximum amount of revolver borrowings available and a maturity date of December 31, 2022. On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C. (the "Uncommitted Revolving Loan Agreement" and the facility thereunder, the "Unsecured Management Company Revolver"), which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. On December 17, 2021, the Company entered into Amendment No. 1 to the Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which lowered the interest rate and extended the maturity date from December 31, 2022 to December 31, 2024. On October 31, 2023, we entered into a Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings thereunder from $50,000 to $100,000, extended the maturity date from December 31, 2024 to December 31, 2027 and changed the interest rate to the Applicable Federal Rate (as defined in the Uncommitted Revolving Loan Agreement). Refer to Note 7. Borrowings for discussion of the Unsecured Management Company Revolver (defined below).
NMFC and SBIC I are parties to an intercompany promissory note (the "Intercompany Note"). The Intercompany Note has a principal balance of $59,000 and the purpose is to fund the repayment of the SBA guaranteed-debentures issued by SBIC I. Under the terms of the Intercompany Note, no fees or interest are payable to NMFC. For the purposes of the consolidated financial statements, all balances and transactions related to the Intercompany Note are eliminated.
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to the Company from 200.0% to 150.0% as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude the SBA-guaranteed debentures issued by SBIC I, SBIC II and SBIC III, if any, from the definition of "senior security" for the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2022 Convertible Notes (as defined below) and certain of the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of September 30, 2025, the Company’s asset coverage ratio was 179.1%.
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
As of September 30, 2025, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 35.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$4,726	$7,835	$13,741	$21,417
Non-usage fee	$557	$409	$1,865	$1,417
Amortization of financing costs	$677	$585	$1,921	$1,737
Weighted average interest rate	6.3%	7.6%	6.4%	7.7%
Effective interest rate	8.0%	8.7%	8.2%	9.0%
Average debt outstanding	$293,932	$405,661	$285,184	$364,418
As of September 30, 2025 and December 31, 2024, the outstanding balance on the Holdings Credit Facility was $308,063 and $294,363, respectively, and NMF Holdings was in compliance with the applicable covenants of the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Second Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, and together with the related guarantee and security agreement, the "RCA"), dated September 30, 2024, among the Company, as the Borrower, Sumitomo Mitsui Banking Corporation, as the Administrative Agent, and the Lenders, as outlined in the RCA (the "NMFC Credit Facility"), is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of the Company's domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. As of the amendment and restatement on September 30, 2024, the maturity date for the Extending Lenders (as defined in the RCA) of the NMFC Credit Facility is September 28, 2029. The maturity date for Non-Extending Lenders was June 4, 2026, prior to the full repayment and termination of the Non-Extending Lenders (as defined in the RCA) on May 7, 2025.
As of September 30, 2025, the maximum amount of revolving borrowings available under the NMFC Credit Facility is $527,100. As of the amendment and restatement on September 30, 2024, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $638,500, of which $527,100 had been committed by Extending Lenders and $111,400 had been committed by Non-Extending Lenders. On May 7, 2025, all outstanding borrowings attributed to the Non-Extending Lenders were fully repaid and the $111,400 committed by Non-Extending Lenders was terminated. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$390	$2,538	$1,149	$4,292
Non-usage fee	$476	$56	$1,563	$338
Amortization of financing costs	$189	$63	$560	$170
Weighted average interest rate	4.7%	7.2%	5.0%	7.1%
Effective interest rate	13.5%	7.5%	14.6%	8.0%
Average debt outstanding	$30,991	$140,385	$29,879	$79,969
As of September 30, 2025, the outstanding balance on the NMFC Credit Facility was $31,032, which included €16,512 denominated in Euro ("EUR") and £8,666 denominated in British Pound Sterling ("GBP") that has been converted to U.S. dollars. As of December 31, 2024, the outstanding balance on the NMFC Credit Facility was $27,944, which included €16,512 denominated in EUR and £8,666 denominated in GBP that has been converted to U.S. dollars.
Unsecured Management Company Revolver—The Unsecured Management Company Revolver, is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. As of the amendment on October 31, 2023, the maturity date of the Unsecured Management Company Revolver is December 31, 2027.
As of the amendment on October 31, 2023, the Unsecured Management Company Revolver bears interest at the Applicable Federal Rate. On October 31, 2023, the Company entered into a Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amount of revolving borrowings available thereunder from $50,000 to $100,000. As of September 30, 2025, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $100,000 and no borrowings were outstanding. For the three and nine months ended September 30, 2025, amortization of financing costs were $1 and $3, respectively. For the three and nine months ended September 30, 2024, amortization of financing costs were $1 and $5, respectively.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and nine months ended September 30, 2024:

	Three Months Ended	Nine Months Ended
	September 30, 2024(2)	September 30, 2024(2)
Interest expense(1)	$3,718	$11,203
Non-usage fee(1)	$112	$331
Amortization of financing costs	$1,641	$2,024
Weighted average interest rate	8.1%	8.1%
Effective interest rate	12.1%	9.9%
Average debt outstanding	$180,022	$182,364

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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMNLC Credit Facility II for the three and nine months ended September 30, 2024:

	Three Months Ended	Nine Months Ended
	September 30, 2024(1)	September 30, 2024(1)
Interest expense	$41	$135
Non-usage fee	$—	$1
Amortization of financing costs	$21	$64
Weighted average interest rate	7.6%	7.6%
Effective interest rate	11.7%	11.4%
Average debt outstanding	$2,151	$2,341

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

The 2022 Convertible Notes bore interest at an annual rate of 7.50%, payable semi-annually in arrears on April 15 and October 15 of each year. The 2022 Convertible Notes matured and were repaid on October 15, 2025.
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
On October 15, 2025, the Company repaid the outstanding principal and accrued but unpaid interest in cash on the 2022 Convertible Notes, which matured on October 15, 2025.
The 2022 Convertible Notes matured on October 15, 2025, pursuant to the terms of the 2018C Indenture. The Company could not redeem the 2022 Convertible Notes prior to July 15, 2025. On or after July 15, 2025, the Company could have redeemed the 2022 Convertible Notes for cash, in whole or from time to time in part, at the Company's option at a redemption price, subject to an exception for redemption dates occurring after a record date but on or prior to the interest payment date, equal to the sum of (i) 100% of the principal amount of the 2022 Convertible Notes to be redeemed, (ii) accrued and unpaid interest thereon to, but excluding, the redemption date and (iii) a make-whole premium.
The following table summarizes certain key terms related to the convertible features of the 2022 Convertible Notes as of September 30, 2025:

2022 Convertible Notes
Initial conversion premium(1)	14.7%
Initial conversion rate(2)	70.4225
Initial conversion price	$14.20
Conversion rate at September 30, 2025(1)(2)	73.6283
Conversion price at September 30, 2025(2)(3)	$13.58
Last conversion price calculation date	September 16, 2025

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the 2022 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that would be made on the conversion date.
(3)The conversion price in effect at September 30, 2025 on the 2022 Convertible Notes was calculated on September 16, 2025.
Prior to the maturity of the 2022 Convertible Notes, the conversion rate was be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.30 per share per quarter for the 2022 Convertible Notes and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, were subject to a conversion price floor of $12.38 per share for the 2022 Convertible Notes. In no event would the total number of shares of common stock issuable upon conversion exceed 80.7754 per $1 principal amount of the 2022 Convertible Notes. The Company has determined that the embedded conversion option in the 2022 Convertible Notes is not required to be separately accounted for as a derivative under GAAP.
Prior to the maturity of the 2022 Convertible Notes, the 2022 Convertible Notes were unsecured obligations and ranked senior in right of payment to the Company’s existing and future indebtedness, if any, that is expressly subordinated in right of payment to the 2022 Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the

Company’s subsidiaries and financing vehicles. As reflected in Note 11. Earnings Per Share, the issuance is considered part of the if-converted method for calculation of diluted earnings per share.
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the 2022 Convertible Notes for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$4,852	$4,875	$14,570	$14,625
Amortization of financing costs	$430	$410	$1,282	$1,210
Amortization of premium	$(29)	$(30)	$(74)	$(87)
Weighted average interest rate	7.5%	7.5%	7.5%	7.5%
Effective interest rate	8.1%	8.1%	8.1%	8.1%
Average debt outstanding	$258,777	$260,000	$259,022	$260,000
As of September 30, 2025 and December 31, 2024, the outstanding balance on the 2022 Convertible Notes was $258,777 and $260,000, respectively. The Company was in compliance with the terms of the 2018C Indenture on such dates.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense(1)	$16,385	$12,277	$47,979	$33,765
Amortization of financing costs	$827	$526	$2,440	$1,539
Amortization of discount	$314	$165	$932	$422
Weighted average interest rate	6.5%	6.7%	6.5%	6.5%
Effective interest rate	7.1%	7.3%	6.9%	7.0%
Average debt outstanding	$990,000	$706,304	$990,000	$676,414

(1)Interest expense includes net expense recognized on fair value hedges.
As of September 30, 2025 and December 31, 2024, the outstanding balance on the Unsecured Notes was $990,999 and $978,503, respectively, and the Company was in compliance with the terms of the NPA and Indenture as of such dates, as applicable.
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
The following table presents the effect of hedging derivative instruments on the Consolidated Statements of Operations and the total amounts for the respective line items affected:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
(Losses) gains on fair value hedging relationship:
Interest rate swap contract:
Interest expense recognized on derivative	$(1,182)	$(1,189)	$(3,184)	$(2,270)
Gains (losses) recognized on derivative	719	9,092	12,436	7,539
(Losses) gains recognized on hedged item	(698)	(9,350)	(11,564)	(8,175)
Net expense recognized on fair value hedge	$(1,161)	$(1,447)	$(2,312)	$(2,906)
The following table summarizes the carrying value of the Company's hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of September 30, 2025 and December 31, 2024.

	As of
	September 30, 2025		December 31, 2024
Description	Carrying Value	Cumulative Amount of Basis Adjustment	Carrying Value	Cumulative Amount of Basis Adjustment
6.875% Unsecured Notes	$303,026	$(5,101)	$296,590	$871
6.200% Unsecured Notes	$297,973	$750	$291,913	$6,343
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
The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a net asset position on September 30, 2025 was $5,013 and a net liability position on December 31, 2024 was $7,423, respectively, for which Morgan Stanley Bank N.A. had posted collateral of $13,460 and $3,230, respectively. The Company does not have any derivatives that are not designated as hedging instruments.
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

On February 28, 2025, SBIC I repaid $37,500 of SBA-guaranteed debentures that were set to mature on March 1, 2025. On August 29, 2025, SBIC I repaid $66,295 of SBA-guaranteed debentures that were set to mature on September 1, 2025.
As of September 30, 2025 and December 31, 2024, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $46,205 and $150,000, respectively.
As of September 30, 2025 and December 31, 2024, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
SBIC III received a license to operate as a SBIC on July 15, 2025. As of September 30, 2025, SBIC III had regulatory capital of $3,375 and no SBA-guaranteed debentures outstanding.
The following table summarizes the Company’s SBA-guaranteed debentures as of September 30, 2025:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures(1):
March 23, 2016	March 1, 2026	13,950	2.507%	0.742%
September 21, 2016	September 1, 2026	4,000	2.051%	0.742%
September 20, 2017	September 1, 2027	13,000	2.518%	0.742%
March 21, 2018	March 1, 2028	15,255	3.187%	0.742%
Fixed SBA-guaranteed debentures(2):
September 19, 2018	September 1, 2028	15,000	3.548%	0.222%
September 25, 2019	September 1, 2029	19,000	2.283%	0.222%
March 25, 2020	March 1, 2030	41,000	2.078%	0.222%
March 25, 2020	March 1, 2030	24,000	2.078%	0.275%
September 23, 2020	September 1, 2030	51,000	1.034%	0.275%
Total SBA-guaranteed debentures		$196,205

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$1,588	$2,043	$5,247	$6,084
Amortization of financing costs	$203	$253	$659	$753
Weighted average interest rate	2.6%	2.7%	2.7%	2.7%
Effective interest rate	3.0%	3.0%	3.0%	3.0%
Average debt outstanding	$240,882	$300,000	$263,319	$300,000

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2025, the Company had unfunded commitments on revolving credit facilities of $147,540, no outstanding bridge financing commitments and other future funding commitments of $108,376. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $126,723, no outstanding bridge financing commitments and other future funding commitments of $116,953. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the NMFC Credit Facility and the Unsecured Management Company Revolver, as of September 30, 2025 and December 31, 2024. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2025 and December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $4,727 and $83,638, respectively, which could require funding in the future.

Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and nine months ended September 30, 2025:

					Accumulated Undistributed (Overdistributed) Earnings
	Common Stock		Treasury Stock	Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	at Cost	of Par	Income	(Losses) Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2024	107,851,415	$1,079	$—	$1,365,852	$181,266	$(141,279)	$(53,579)	$1,353,339	$5,952	$1,359,291
Offering costs	—	—	—	(28)	—	—	—	(28)	—	(28)
Distributions declared	—	—	—	—	(34,512)	—	—	(34,512)	(90)	(34,602)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	34,524	37,825	(48,936)	23,413	104	23,517
Net assets at March 31, 2025	107,851,415	$1,079	$—	$1,365,824	$181,278	$(103,454)	$(102,515)	$1,342,212	$5,966	$1,348,178
Repurchases of common stock under Old Repurchase Program	(925,216)	—	(9,642)	—	—	—	—	(9,642)	—	(9,642)
Conversion of 2022 Convertible Notes to Shares	514	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	14	—	—	—	14	—	14
Distributions declared	—	—	—	—	(34,499)	—	—	(34,499)	(90)	(34,589)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	34,468	13,389	(40,083)	7,774	101	7,875
Net assets at June 30, 2025	106,926,713	$1,079	$(9,642)	$1,365,838	$181,247	$(90,065)	$(142,598)	$1,305,859	$5,977	$1,311,836
Repurchases of common stock under Old Repurchase Program	(2,737,377)	—	(27,611)	—	—	—	—	(27,611)	—	(27,611)
Conversion of 2022 Convertible Notes to Shares	—	—	—	7	—	—	—	7	—	7
Offering costs	—	—	—	4	—	—	—	4	—	4
Distributions declared	—	—	—	—	(33,822)	—	—	(33,822)	(90)	(33,912)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	33,925	9	(21,745)	12,189	153	12,342
Net assets at September 30, 2025	104,189,336	$1,079	$(37,253)	$1,365,849	$181,350	$(90,056)	$(164,343)	$1,256,626	$6,040	$1,262,666

The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and nine months ended September 30, 2024:

				Accumulated Undistributed (Overdistributed) Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized (Losses)	Net Unrealized Appreciation	Total Net Assets	Non-Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2023	102,558,859	$1,026	$1,331,269	$150,407	$(100,015)	$(62,736)	$1,319,951	$11,772	$1,331,723
Issuances of common stock	3,730,434	37	47,882	—	—	—	47,919	—	47,919
Offering costs	—	—	(81)	—	—	—	(81)	—	(81)
Distributions declared	—	—	—	(38,265)	—	—	(38,265)	(197)	(38,462)
Net increase (decrease) in net assets resulting from operations	—	—	—	37,325	(11,830)	1,913	27,408	676	28,084
Net assets at March 31, 2024	106,289,293	$1,063	$1,379,070	$149,467	$(111,845)	$(60,823)	$1,356,932	$12,251	$1,369,183
Issuances of common stock	1,562,122	16	19,756	—	—	—	19,772	—	19,772
Offering costs	—	—	(388)	—	—	—	(388)	—	(388)
Distributions declared	—	—	—	(36,669)	—	—	(36,669)	(165)	(36,834)
Net increase (decrease) in net assets resulting from operations	—	—	—	38,200	(31,166)	27,437	34,471	313	34,784
Net assets at June 30, 2024	107,851,415	$1,079	$1,398,438	$150,998	$(143,011)	$(33,386)	$1,374,118	$12,399	$1,386,517
Issuances of common stock	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	244	244
Offering costs	—	—	(43)	—	—	—	(43)	—	(43)
Distributions declared	—	—	—	(36,668)	—	—	(36,668)	(166)	(36,834)
Sale of non - controlling interest in NMNLC	—	—	—	—	—	—	—	(4,666)	(4,666)
Net change in unrealized appreciation in NMNLC	—	—	—	—	—	—	—	(1,533)	(1,533)
Net increase (decrease) in net assets resulting from operations	—	—	—	35,526	(1,959)	(9,678)	23,889	5	23,894
Net assets at September 30, 2024	107,851,415	$1,079	$1,398,395	$149,856	$(144,970)	$(43,064)	$1,361,296	$6,283	$1,367,579
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

For the three and nine months ended September 30, 2025, the Company did not sell any shares of common stock under the Distribution Agreement. For the three months ended September 30, 2024, the Company did not sell any shares of common stock under the Distribution Agreement. For the nine months ended September 30, 2024, the Company sold 5,292,556 shares of common stock under the Distribution Agreement. For the nine months ended September 30, 2024, the Company received total accumulated net proceeds of approximately $67,691, including $12 of offering expenses, from these sales.
The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of September 30, 2025, shares representing approximately $257,991 of its common stock remain available for issuance and sale under the Distribution Agreement.
Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Earnings per share—basic
Numerator for basic earnings per share:	$12,189	$23,889	$43,376	$85,768
Denominator for basic weighted average share:	106,016,542	107,851,415	107,199,318	106,140,789
Basic earnings per share:	$0.11	$0.22	$0.40	$0.81
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$12,189	$23,889	$43,376	$85,768
Adjustment for interest on 2022 Convertible Notes and incentive fees, net	4,482	3,900	12,741	11,700
Numerator for diluted earnings per share:	$16,671	$27,789	$56,117	$97,468
Denominator for basic weighted average share	106,016,542	107,851,415	107,199,318	106,140,789
Adjustment for dilutive effect of 2022 Convertible Notes	19,020,154	18,928,404	19,001,718	18,860,083
Denominator for diluted weighted average share	125,036,696	126,779,819	126,201,036	125,000,872
Diluted earnings per share:	$0.11	$0.22	$0.40	$0.78

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, there was anti-dilution. For the nine months ended September 30, 2024, there was no anti-dilution.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Per share data(1):
Net asset value, January 1, 2025 and January 1, 2024, respectively	$12.55	$12.87
Net investment income	0.96	1.05
Net realized and unrealized losses(2)	(0.56)	(0.26)
Total net increase	0.40	0.79
Repurchases of common stock	0.07	—
Distributions declared to stockholders from net investment income	(0.96)	(1.04)
Net asset value, September 30, 2025 and September 30, 2024, respectively	$12.06	$12.62
Per share market value, September 30, 2025 and September 30, 2024, respectively	$9.64	$11.98
Total return based on market value(3)	(6.24)%	2.40%
Total return based on net asset value(4)	3.86%	6.32%
Shares outstanding at end of period	104,189,336	107,851,415
Average weighted shares outstanding for the period	107,199,318	106,140,789
Average net assets for the period	$1,329,882	1,357,569
Ratio to average net assets(5):
Net investment income	10.35%	10.93%
Total expenses, before waivers/reimbursements	15.62%	16.90%
Total expenses, net of waivers/reimbursements	14.72%	16.63%
Average debt outstanding—Unsecured Notes	$990,000	$676,414
Average debt outstanding—Holdings Credit Facility	285,184	364,418
Average debt outstanding—SBA-guaranteed debentures	263,319	300,000
Average debt outstanding—2022 Convertible Notes	259,022	260,000
Average debt outstanding—NMFC Credit Facility(6)	29,879	79,969
Average debt outstanding—DB Credit Facility (7)	—	182,364
Average debt outstanding—NMNLC Credit Facility II (8)	—	2,341
Asset coverage ratio(9)	179.09%	179.18%
Portfolio turnover	12.18%	17.99%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).
(2)Includes the accretive effect of common stock issuances per share, which for the nine months ended September 30, 2025 and September 30, 2024 was $0.00 and $(0.02), respectively
(3)Total return is calculated assuming a purchase of common stock at the opening of the first day of the year and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return does not reflect sales load.
(4)Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. Total return does not reflect sales load.
(5)Interim periods are annualized.
(6)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2025 and September 30, 2024, the Company had borrowings denominated in EUR of €16,512 and €17,400, respectively, and borrowings denominated in GBP of £8,666 and £26,650, respectively, that have been converted to U.S. dollars.

(7)On September 30, 2024, the Company repaid all amounts outstanding under the DB Credit Facility, including outstanding borrowings and accrued interest, and terminated the DB Credit Facility.
(8)On November 22, 2024, the Company repaid all amounts outstanding under the NMNLC Credit Facility II, including outstanding borrowings and accrued interest, and terminated the NMNLC Credit Facility II.
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
Note 15. Subsequent Events
On October 15, 2025, the Company repaid the outstanding principal of $258,777 and accrued but unpaid interest in cash on the 2022 Convertible Notes, which matured on October 15, 2025.
On October 23, 2025, the Company's board of directors authorized and established the Repurchase Program for the purpose of repurchasing up to $100,000 worth of the Company's common stock. The Company expects the Repurchase Program to be in place until the earlier of December 31, 2026 or until $100,000 of its outstanding shares of common stock have been repurchased.
On October 27, 2025, the Company entered into the Third Amended and Restated Uncommitted Revolving Loan Agreement, which amended the Unsecured Management Company Revolver to, among other things, extend the maturity date from December 31, 2027 to December 31, 2030.
On October 28, 2025, the Company’s board of directors declared a fourth quarter 2025 distribution of $0.32 per share, payable on December 31, 2025 to holders of record as of December 17, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the "Company"), including the consolidated schedule of investments, as of September 30, 2025, the related consolidated statements of operations, changes in net assets for the three-month and nine-month periods ended September 30, 2025 and 2024, the consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 3, 2025

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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through September 30, 2025, we have raised approximately $1,034.6 million in net proceeds from additional offerings of our common stock.
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $60 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations.
We have established the following wholly-owned direct and indirect subsidiaries:
•New Mountain Finance Holdings, L.L.C. ("NMF Holdings") and New Mountain Finance DB, L.L.C. ("NMFDB"), whose assets are used to secure NMF Holdings’ credit facility and were used to secure NMFDB’s credit facility, until its termination on September 30, 2024, respectively;
•New Mountain Finance SBIC, L.P. ("SBIC I"), New Mountain Finance SBIC II, L.P. ("SBIC II") and New Mountain Finance SBIC III, L.P. ("SBIC III"), who have received licenses from the U.S. Small Business Administration ("SBA") to operate as small business investment companies ("SBICs") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "SBIC Act"), and their general partners, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP"), New Mountain Finance SBIC II G.P., L.L.C. ("SBIC II GP") and New Mountain Finance SBIC III G.P., L.L.C. ("SBIC III GP"), respectively;
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
Similar to us, the investment objective of each of SBIC I, SBIC II and SBIC III, is to generate current income and capital appreciation under the investment criteria we use. However, SBIC I, SBIC II and SBIC III investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of September 30, 2025, our top five industry concentrations were software, business services, healthcare, investment funds (which includes our investments in our joint ventures) and consumer services.
As of September 30, 2025, our net asset value was approximately $1,256.6 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $2,943.6 million in 126 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 10.4% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 10.0%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use Sterling Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On October 15, 2025, we repaid the outstanding principal of $258.7 million and accrued but unpaid interest in cash on the 2022 Convertible Notes, which matured on October 15, 2025.
On October 23, 2025, our board of directors authorized and established a program for the purpose of repurchasing up to $100.0 million of our common stock (the "Repurchase Program"). We expect the Repurchase Program to be in place until the earlier of December 31, 2026 or until $100.0 million of our outstanding shares of common stock have been repurchased.
On October 27, 2025, the Company entered into the Third Amended and Restated Uncommitted Revolving Loan Agreement, which amended the Unsecured Management Company Revolver to, among other things, extend the maturity date from December 31, 2027 to December 31, 2030.
On October 28, 2025, our board of directors declared a fourth quarter 2025 distribution of $0.32 per share payable on December 31, 2025 to holders of record as of December 17, 2025.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2025.
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

See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2025.
NMFC Senior Loan Program III LLC

NMFC Senior Loan Program III LLC ("SLP III") was formed as a Delaware limited liability company and commenced operations on April 25, 2018. SLP III is structured as a private joint venture investment fund between us and SkyKnight Income II, LLC (“SkyKnight II”) and operates under a limited liability company agreement (the "SLP III Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP III, which has equal representation from us and SkyKnight II. SLP III initially had a five year investment period and will continue in existence until August 7, 2030. On August 6, 2025, the investment period was extended until August 7, 2028. The investment period may be extended for up to one additional year subject to certain conditions.
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of September 30, 2025, we and SkyKnight II have committed and contributed $160.0 million and $40.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of September 30, 2025 and December 31, 2024.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A. As of the amendment on August 6, 2025, the maturity date of SLP III's revolving credit facility was extended from January 8, 2029 to August 7, 2030, and the reinvestment period was extended from July 8, 2027 to August 7, 2028.
As of the amendment on August 6, 2025, SLP III's revolving credit facility had a maximum borrowing capacity of $941.0 million of which $830.0 million of the facility amount is attributed to Class A lenders and $111.0 million of the facility amount is attributed to Class B lenders. Prior to the amendment on August 6, 2025, SLP III's revolving credit facility had a maximum borrowing capacity of $600.0 million, with the full amount attributable to one class of lenders. As of the amendment on August 6, 2025, during the reinvestment period, Class A advances bear interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.50%, and after the reinvestment period Class A advances will bear interest at a rate of SOFR plus 1.80%. During the reinvestment period, Class B advances bear interest at a rate of SOFR plus 4.75%, and after the reinvestment period Class B advances will bear interest at a rate of SOFR plus 5.05%. As of the amendment on July 3, 2024, during the reinvestment period, the credit facility bore interest at a rate of the SOFR plus 1.65%, and after the reinvestment period it bore interest at a rate of SOFR plus 1.95%. From June 23, 2023 to July 3, 2024, during the reinvestment period, the credit facility bore interest at a rate of SOFR plus 1.80%, and after the reinvestment period it bore interest at a rate of SOFR plus 2.10%.
As of September 30, 2025 and December 31, 2024, SLP III had total investments with an aggregate fair value of approximately $758.0 million and $715.1 million, respectively, and debt outstanding under its credit facility of $524.7 million and $511.2 million, respectively. As of September 30, 2025 and December 31, 2024, none of SLP III's investments were on non-accrual. Additionally, as of September 30, 2025 and December 31, 2024, SLP III had unfunded commitments in the form of delayed draws of $4.7 million and $2.7 million, respectively.
Below is a summary of SLP III's portfolio as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
First lien investments (1)	$779,976	$727,619
Weighted average interest rate on first lien investments (2)	7.99%	8.49%
Number of portfolio companies in SLP III	89	90
Largest portfolio company investment (1)	$18,651	$17,697
Total of five largest portfolio company investments (1)	$85,663	$80,215

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP III's portfolio as of September 30, 2025 and December 31, 2024 and additional information on certain summarized financial information for SLP III as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and September 30, 2024.

NMFC Senior Loan Program IV LLC

NMFC Senior Loan Program IV LLC ("SLP IV") was formed as a Delaware limited liability company on April 6, 2021, and commenced operations on May 5, 2021. SLP IV is structured as a private joint venture investment fund between us and SkyKnight Income Alpha, LLC ("SkyKnight Alpha") and operates under the First Amended and Restated Limited Liability Company Agreement of NMFC Senior Loan Program IV LLC, dated May 5, 2021 (the "SLP IV Agreement"). Upon the effectiveness of the SLP IV Agreement, the members contributed their respective membership interests in NMFC Senior Loan Program I LLC ("SLP I") and NMFC Senior Loan Program II LLC ("SLP II") to SLP IV. Immediately following the contribution of their membership interests, SLP I and SLP II became wholly-owned subsidiaries of SLP IV. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP IV, which has equal representation from us and SkyKnight Alpha. SLP IV initially had a five year investment period and will continue in existence until May 5, 2029. On July 11, 2025, the investment period was extended until July 11, 2028. The investment period may be extended for up to one additional year subject to certain conditions.
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of September 30, 2025, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of September 30, 2025 and December 31, 2024.
On May 5, 2021, SLP IV entered into a revolving credit facility with Wells Fargo Bank, National Association. As of the amendment on July 11, 2025, the maturity date of SLP IV's revolving credit facility was extended from March 27, 2029 to
July 11, 2030.
As of the amendment on July 11, 2025, SLP IV's revolving credit facility has a maximum borrowing capacity of
$600.0 million, of which $530.0 million of the facility amount is attributed to Class A lenders and $70.0 million of the facility amount is attributed to Class B lenders. Prior to the amendment on July 11, 2025, SLP IV's revolving credit facility had a maximum borrowing capacity of $370.0 million, with the full amount attributable to one class of lenders.As of the amendment on July 11, 2025, Class A advances bears interest at a rate of SOFR plus 1.50% and Class B advances bear interest at a rate of SOFR plus 4.75%. From December 20, 2024 to July 11, 2025, the facility bore interest at a rate of SOFR plus 1.50%. From March 27, 2024 to December 20, 2024, the facility bore interest at a rate of SOFR plus 1.90%. From April 28, 2023 to March 27, 2024, the facility bore interest at a rate of SOFR plus 1.70%.
As of September 30, 2025 and December 31, 2024, SLP IV had total investments with an aggregate fair value of approximately $525.3 million and $469.3 million, respectively, and debt outstanding under its credit facility of $380.7 million and $334.4 million, respectively. As of September 30, 2025 and December 31, 2024, none of SLP IV’s investments were on non-accrual. Additionally, as of September 30, 2025 and December 31, 2024, SLP IV had unfunded commitments in the form of delayed draws of $2.9 million and $1.2 million, respectively.
Below is a summary of SLP IV's consolidated portfolio as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
First lien investments (1)	$544,399	$481,040
Weighted average interest rate on first lien investments (2)	8.08%	8.54%
Number of portfolio companies in SLP IV	87	79
Largest portfolio company investment (1)	$18,187	$17,933
Total of five largest portfolio company investments (1)	$63,966	$62,752

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2025 and December 31, 2024 and additional information on certain summarized financial information for SLP IV as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and September 30, 2024.
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of September 30, 2025.

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
Below is certain summarized property information for NMNLC as of September 30, 2025:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2025
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$106,271
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,673
					$114,944
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2025 and December 31, 2024, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $13.5 million and $13.5 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of

September 30, 2025 and December 31, 2024, the SPP Agreement had a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $6.5 million and $6.5 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2025 we recognized PIK interest from investments of approximately $7.6 million and $22.1 million, respectively, and non-cash dividends from investments of approximately $7.3 million and $22.1 million, respectively. For the three and nine months ended September 30, 2024 we recognized PIK interest from investments of approximately $9.1 million and $27.7 million, respectively, and non-cash dividends from investments of approximately $8.3 million and $23.5 million, respectively.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Rating of our portfolio companies as of September 30, 2025:

(in millions)	As of September 30, 2025
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$2,843.0	92.0%	$2,796.6	94.5%
Yellow	83.9	2.7%	55.1	1.9%
Orange	143.6	4.6%	91.7	3.1%
Red	21.8	0.7%	13.7	0.5%
Total	$3,092.3	100.0%	$2,957.1	100.0%
As of September 30, 2025, all investments in our portfolio had a Green Risk Rating with the exception of five portfolio companies that had a Yellow Risk Rating, nine portfolio companies that had an Orange Risk Rating and one portfolio company that had a Red Risk Rating.
As of September 30, 2025, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $31.4 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $13.5 million of our first lien term loans on non-accrual status. During the third quarter of 2023, we placed the remaining aggregate principal amount of $17.9 million of our first lien term loans on non-accrual status. As of September 30, 2025, our positions in AAC on non-accrual status had an aggregate cost basis of $31.4 million, an aggregate fair value of $18.0 million and total unearned interest income of $1.4 million and $4.0 million, respectively, for the three and nine months then ended. As of September 30, 2025, our investment in AAC had an Orange Risk Rating.
During the second quarter of 2022, we placed our second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of September 30, 2025, our second lien position in National HME had an aggregate cost basis of $7.9 million, an aggregate fair value of $3.0 million and total unearned interest income of $0.5 million and $1.6 million, respectively, for the three and nine months then ended. As of September 30, 2025, our investment in National HME had an Orange Risk Rating.
During the second quarter of 2024, we placed our investment in our junior preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. As of September 30, 2025, our junior preferred shares in Transcendia had an aggregate cost basis of $2.6 million, an aggregate fair value of $2.7 million and total unearned income of $0.1 million and $0.3 million, respectively, for the three and nine months then ended. As of September 30, 2025, our investment in Transcendia had a Green Risk Rating.
During the third quarter of 2025, we placed our first lien term loans in Notorious Topco, LLC ("BIG") on non-accrual status. As of September 30, 2025, our positions in BIG had an aggregate cost basis of $21.8 million, and aggregate fair value of $13.7 million and total and total unearned income of $0.9 million and $0.9 million, respectively, for the three and nine months then ended. As of September 30, 2025, our investment in BIG had a Red Risk Rating.

During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual. As of September 30, 2025, our investment in this security had a Yellow Risk Rating and had an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $13.5 million.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $2,943.6 million in 126 portfolio companies at September 30, 2025 and approximately $3,091.0 million in 120 portfolio companies at December 31, 2024.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months Ended
(in millions)	September 30, 2025	September 30, 2024
Investments in 48 and 67 new and existing portfolio companies, respectively	$370.5	$777.2
Debt repayments in existing portfolio companies	461.6	546.7
Sales of securities in 7 and 3 portfolio companies, respectively	57.6	11.0
Change in unrealized appreciation on 40 and 73 portfolio companies, respectively	12.5	84.3
Change in unrealized depreciation on 87 and 59 portfolio companies, respectively	(123.7)	(62.5)
Recent Accounting Standards Updates
See Item 1.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended September 30, 2025 and September 30, 2024
Revenue

	Three Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Total interest income	$59,403	$72,838
Total dividend income	19,252	20,293
Other income	1,874	2,196
Total investment income	$80,529	$95,327
Our total investment income decreased by approximately $14.8 million, or 16%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. For the three months ended September 30, 2025, total investment income of approximately $80.5 million consisted of approximately $50.0 million in cash interest from investments, approximately $7.6 million in PIK interest from investments, approximately $0.2 million of prepayment fees, net amortization of purchase premiums and discounts of approximately $1.7 million, approximately $11.9 million in cash dividends from investments, approximately $7.2 million in non-cash dividends from investments and approximately $1.9 million in other income. The decrease in interest income of approximately $13.4 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to a lower invested asset base, along with slightly lower yields on the portfolio. The decrease in dividend income of approximately $1.0 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was was primarily due to decrease in equity investments held. Other income during the three months ended September 30, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 15 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Management fee	$9,619	$11,700
Less: management fee waiver	—	(970)
Total management fee	9,619	10,730
Incentive fee	7,345	8,821
Less: incentive fee waiver	(4,544)	—
Total incentive fee	2,801	8,821
Interest and other financing expenses	31,720	37,661
Professional fees	924	1,019
Administrative expenses	916	1,059
Other general and administrative expenses	478	531
Total expenses	46,458	59,821
Income tax expense	29	118
Net expenses after income taxes	$46,487	$59,939

Our total net operating expenses decreased by approximately $13.5 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Our management fee, net of a management fee waiver, decreased by approximately $1.1 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease in management fee was primarily attributable to a lower invested asset base. Our incentive fee, net of an incentive fee waiver, decreased by approximately $6.0 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease in incentives fees was primarily attributable to an incentive fee waiver by the Investment Advisor, along with a decrease in investment income. Interest and other financing expenses decreased by approximately $5.9 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease in interest and other financing expenses was primarily attributable to a decrease in total outstanding borrowings. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Net realized gains (losses) on investments	$9	$(531)
Net realized losses on foreign currency	—	(1,455)
Net change in unrealized depreciation of investments	(21,564)	(11,694)
Net change in unrealized appreciation in NMNLC	—	1,533
Net change in unrealized (depreciation) appreciation on foreign currency	(120)	1,690
Provision for taxes	(25)	(1,037)
Net realized and unrealized losses	$(21,700)	$(11,494)
Our net realized gains and unrealized losses resulted in a net loss of approximately $21.7 million for the three months ended September 30, 2025 compared to net realized losses and unrealized gains and losses resulting in a net loss of approximately $11.5 million for the same period in 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2025 was primarily driven by unrealized depreciation in TVG-Edmentum Holdings, LLC ("Edmentum"), ACI Parent Inc. and TMK Hawk Parent, Corp, partially offset by unrealized appreciation on Dealer Tire Holdings, LLC. The provision for income taxes was attributable to equity investments that are held as of September 30, 2025 in eight of our corporate subsidiaries. The net loss for the three months ended September 30, 2024 was primarily driven by unrealized depreciation in New Permian Holdco, Inc., Edmentum and AAC, partially offset by unrealized appreciation in HB Wealth Management, LLC ("Homrich"), NM NL Holdings, L.P. and NM YI, LLC. The provision for income taxes was attributable to equity investments that are held as of September 30, 2024 in eight of our corporate subsidiaries. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Three Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Total investment income	$80,529	$95,327
Net expenses after income taxes	46,487	59,939
Net investment income	34,042	35,388
Less: Net investment income related to non-controlling interest in NMNLC	117	(138)
Net investment income related to NMFC	$33,925	$35,526

Net change in realized gains (losses) on investments	9	(531)
Net change in realized losses on foreign currency	—	(1,455)
Less: Net change in realized losses on investments related to non-controlling interest in NMNLC	—	(27)
Net change in realized gains (losses) of investments related to NMFC	$9	$(1,959)

Net change in unrealized depreciation of investments	(21,564)	(11,694)
Net change in unrealized appreciation in NMNLC	—	1,533
Net change in unrealized (depreciation) appreciation on foreign currency	(120)	1,690
Provision for taxes	(25)	(1,037)
Less: Net change in unrealized appreciation of investments related to non-controlling interest in NMNLC	36	170
Net change in unrealized depreciation of investments related to NMFC	$(21,745)	$(9,678)
Results of Operations for the Nine Months Ended September 30, 2025 and September 30, 2024
Revenue

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Total interest income	$183,750	$208,831
Total dividend income	59,526	63,058
Other income	6,406	8,582
Total investment income	$249,682	$280,471
Our total investment income decreased by approximately $30.8 million, or 11%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025, total investment income of approximately $249.7 million consisted of approximately $153.9 million in cash interest from investments, approximately $22.1 million in PIK interest from investments, approximately $0.3 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $7.5 million, approximately $37.4 million in cash dividends from investments, approximately $22.1 million in non-cash dividends from investments and approximately $6.4 million in other income. The decrease in interest income of approximately $25.1 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to a lower invested asset base, along with slightly lower yields on the portfolio. The decrease in dividend income of approximately $3.5 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to decrease in equity investments held along with a cash distribution received in 2024 from our common shares investment in OA Topco, L.P. Other income during the nine months ended September 30, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 33 different portfolio companies.

Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Management fee	$29,611	$34,048
Less: management fee waiver	(288)	(2,732)
Total management fee	29,323	31,316
Incentive fee	23,563	27,760
Less: incentive fee waiver	(8,664)	—
Total incentive fee	14,899	27,760
Interest and other financing expenses	94,232	101,790
Professional fees	3,413	3,213
Administrative expenses	3,204	3,135
Other general and administrative expenses	1,325	1,523
Total expenses	146,396	168,737
Income tax expense	18	353
Net expenses after income taxes	$146,414	$169,090

Our total net operating expenses decreased by approximately $22.7 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Our management fee, net of a management fee waiver, decreased by approximately $2.0 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease in management fee was primarily attributable to a lower invested asset base. Our incentive fee, net of an incentive fee waiver, decreased by approximately $12.9 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease in incentives fees was primarily attributable to an incentive fee waiver by the Investment Adviser along with a decrease in investment income. Our interest and other financing expenses decreased by approximately $7.6 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease in interest and other financing expenses was primarily attributable to a decrease in total outstanding borrowings. Our total professional fees, administrative expenses and total other general and administrative expenses for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Net realized gains (losses) on investments	$51,223	$(43,524)
Net realized losses on foreign currency	—	(1,455)
Net change in unrealized (depreciation) appreciation of investments	(111,171)	21,835
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	—	(3,000)
Net change in unrealized appreciation in NMNLC	—	1,533
Net change in unrealized appreciation on foreign currency	482	1,796
Provision for taxes	(68)	(1,804)
Net realized and unrealized losses	$(59,534)	$(24,619)
Our net realized gains and unrealized gains and losses resulted in a net loss of approximately $59.5 million for the nine months ended September 30, 2025 compared to net realized losses and unrealized gains and losses resulting in a net loss of approximately $24.6 million for the same period in 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the nine months ended September 30, 2025 was primarily driven by unrealized depreciation in UniTek Global Services, Inc., TVG-Edmentum Holdings, LLC, ACI Parent Inc., TMK Hawk Parent, Corp., BIG and New Permian Holdco, Inc., partially offset by unrealized appreciation in Dealer Tire Holdings, LLC and HS Purchaser, LLC and realized gains in OA Topco, L.P. The provision for income taxes was attributable to equity investments that are held as of September 30, 2025 in eight of our corporate subsidiaries. The net loss for the nine months ended September 30, 2024 was primarily driven by realized losses in New Trojan

Parent, Inc., TMK Hawk Parent, Corp., and Transcendia and unrealized depreciation in Edmentum, Permian and New Benevis Holdco, Inc., partially offset by realized gains in Haven Midstream Holdings LLC and unrealized appreciation in NM GP Holdco, LLC, UniTek, Homrich and CentralSquare Technologies, LLC. The provision for income taxes was attributable to equity investments that are held as of September 30, 2024 in eight of our corporate subsidiaries. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Total investment income	$249,682	$280,471
Net expenses after income taxes	146,414	169,090
Net investment income	103,268	111,381
Less: Net investment income related to non-controlling interest in NMNLC	351	330
Net investment income related to NMFC	$102,917	$111,051

Net change in realized gains (losses) on investments	51,223	(43,524)
Net change in realized losses on foreign currency	—	(1,455)
Less: Net change in realized gains on investments related to non-controlling interest in NMNLC	—	(24)
Net change in realized gains (losses) of investments related to NMFC	$51,223	$(44,955)

Net change in unrealized (depreciation) appreciation of investments	(111,171)	21,835
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	(3,000)
Net change in unrealized appreciation in NMNLC	—	1,533
Net change in unrealized appreciation on foreign currency	482	1,796
Provision for taxes	(68)	(1,804)
Less: Net change in unrealized appreciation of investments related to non-controlling interest in NMNLC	7	688
Net change in unrealized (depreciation) appreciation of investments related to NMFC	$(110,764)	$19,672

Liquidity, Capital Resources, Off-Balance Sheet Arrangements and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through September 30, 2025, we have raised approximately $1,034.6 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0% as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude the SBA-guaranteed debentures of SBIC I, SBIC II and SBIC III from the definition of "senior securities" in the asset coverage requirement applicable to us under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2022 Convertible

Notes and certain of the Unsecured Notes (as defined in Item 1— Financial Statements—Note 7. Borrowings in this Quarterly Report on Form 10-Q) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of September 30, 2025, our asset coverage ratio was 179.1%.
As of September 30, 2025 and December 31, 2024, our borrowings consisted of the 2021A Unsecured Notes, 2022A Unsecured Notes, 8.250% Unsecured Notes, 6.875% Unsecured Notes, 6.200% Unsecured Notes, SBA-guaranteed debentures, 2022 Convertible Notes, Holdings Credit Facility, NMFC Credit Facility and Unsecured Management Company Revolver. See Item 1—Financial Statements —Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information.
At September 30, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $63.7 million and $80.3 million, respectively. Our cash provided by (used in) operating activities during the nine months ended September 30, 2025 and September 30, 2024 was approximately $217.4 million and $(153.2) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
For the three and nine months ended September 30, 2025, we did not sell any shares of common stock under the Distribution Agreement. For the three months ended September 30, 2024, we did not sell any shares of common stock under the Distribution Agreement. For the nine months ended September 30, 2024, we sold 5,292,556 shares of common stock under the Distribution Agreement and received total accumulated net proceeds of approximately $67.7 million, including $0.0 million of offering expenses, from these sales.
We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of September 30, 2025, shares representing approximately $258.0 million of our common stock remain available for issuance and sale under the Distribution Agreement.
Off-Balance Sheet Agreements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2025 and December 31, 2024, we had outstanding commitments to third parties to fund investments totaling $255.9 million and $243.7 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2025 and December 31, 2024, we had commitment letters to purchase investments in an aggregate par amount of $4.7 million and $83.6 million, respectively. As of September 30, 2025 and December 31, 2024, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2025 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes(1)	$990.0	$200.0	$375.0	$415.0	$—
Holdings Credit Facility(2)	308.1	—	—	308.1	—
2022 Convertible Notes(3)	258.8	258.8	—	—	—
SBA-guaranteed debentures(4)	196.2	17.9	43.3	135.0	—
NMFC Credit Facility(5)	31.0	—	—	31.0	—
Unsecured Management Company Revolver(6)	—	—	—	—	—
Total Contractual Obligations	$1,784.1	$476.7	$418.3	$889.1	$—

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
(2)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($308.1 million as of September 30, 2025) must be repaid on or before March 28, 2030. As of September 30, 2025, there was approximately $421.9 million of available capacity remaining, subject to borrowing base limitations, under the Holdings Credit Facility.
(3)The 2022 Convertible Notes matured and were fully repaid on October 15, 2025.
(4)The SBA-guaranteed debentures held by SBIC I and SBIC II began to mature on March 1, 2025. On February 28, 2025, SBIC I repaid $37.5 million of guaranteed debentures that were due on March 1, 2025. On August 29, 2025 SBIC I repaid $66.3 million of guaranteed debentures that were due on September 1, 2025.
(5)Under the terms of the $527.1 million NMFC Credit Facility, all outstanding borrowings under that facility ($31.0 million, which included €16.5 million denominated in EUR and £8.7 million denominated in GBP that have been converted to U.S. dollars as of September 30, 2025) must be repaid on or before September 28, 2029. As of September 30, 2025, there was approximately $496.1 million of available capacity remaining, subject to borrowing base limitations, under the NMFC Credit Facility.
(6)Under the terms of the $100.0 million Unsecured Management Company Revolver, all outstanding borrowings under that facility must be repaid on or before December 31, 2027. As of September 30, 2025, there were no borrowings outstanding.
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

Distributions and Dividends
Distributions declared and paid to stockholders for the nine months ended September 30, 2025 totaled approximately $102.8 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recently completed fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)(2)
December 31, 2025
Third Quarter	July 24, 2025	September 16, 2025	September 30, 2025	$0.32
Second Quarter	April 22, 2025	June 16, 2025	June 30, 2025	0.32
First Quarter	February 14, 2025	March 17, 2025	March 31, 2025	0.32
				$0.96
December 31, 2024
Fourth Quarter	October 23, 2024	December 17, 2024	December 31, 2024	$0.33
Third Quarter	July 23, 2024	September 16, 2024	September 30, 2024	0.34
Second Quarter	April 18, 2024	June 14, 2024	June 28, 2024	0.34
First Quarter	January 30, 2024	March 15, 2024	March 29, 2024	0.36
				$1.37
December 31, 2023
Fourth Quarter	December 8, 2023	December 22, 2023	December 29, 2023	$0.10	(3)
Fourth Quarter	October 24, 2023	December 15, 2023	December 29, 2023	0.36
Third Quarter	July 27, 2023	September 15, 2023	September 29, 2023	0.36
Second Quarter	April 25, 2023	June 16, 2023	June 30, 2023	0.35
First Quarter	January 24, 2023	March 17, 2023	March 31, 2023	0.32
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2025 approximately $0.6 million and $1.9 million, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of September 30, 2025, approximately $0.6 million of indirect administrative expenses were included in payable to affiliates. For the three and nine months ended September 30, 2025, the reimbursement to the Administrator represented approximately 0.02% and 0.06%, respectively, of our gross assets.
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
NMFC and SBIC I are parties to an intercompany promissory note (the "Intercompany Note"). The Intercompany Note has a principal balance of $59.0 million and the purpose is to fund the repayment of the SBA guaranteed-debentures issued by SBIC I. Under the terms of the Intercompany Note, no fees or interest are payable to NMFC. For the purposes of the consolidated financial statements, all balances and transactions related to the Intercompany Note are eliminated.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve decreased interest rates by 0.25% in September and October of 2025 and previously held interest rates steady in the first and second quarters of 2025. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest and dividend income generated by our investment portfolio. However, our cost of funds would also increase, which would also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA or SOFR, to zero, the difference between the total interest and dividend income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2025, certain of the investments held in our portfolio had floating SOFR, SONIA, EURIBOR or Prime interest rates. As of September 30, 2025, approximately 85.39% of our investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-dividend bearing equity investments) represent floating-rate investments with a SOFR, SONIA or EURIBOR floor (includes investments bearing prime interest rate contracts) and approximately 14.61% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on the floating SOFR, SONIA or EURIBOR rates.
The following table estimates the potential changes in interest and dividend income, net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest and dividend income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2025. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our credit facilities, we use the outstanding balance as of September 30, 2025. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest and Dividend Income Net of Interest Expense (unaudited)
-200 Basis Points	(15.77)%
-150 Basis Points	(11.83)%
-100 Basis Points	(7.89)%
-50 Basis Points	(3.94)%
+50 Basis Points	3.94%
+100 Basis Points	7.89%
+150 Basis Points	11.83%
+200 Basis Points	15.77%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of September 30, 2025. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the three months ended September 30, 2025.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the nine months ended September 30, 2025, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 374,250 shares of our common stock for approximately $4.1 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the nine months ended September 30, 2025.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2025	101,771	$11.36	—	$—
February 2025	—	—	—	—
March 2025	—	—	—	—
April 2025	125,736	11.14	—	—
May 2025	—	—	—	—
June 2025	—	—	—	—
July 2025	146,743	10.66	—	—
August 2025	—	—	—	—
September 2025	—	—	—	—
Total	374,250	$11.01	—	$—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Old Repurchase Program"). Subsequent to the quarter ended September 30, 2025, on October 23, 2025, our board of directors authorized a new program for the purpose of repurchasing up to $100.0 million worth of our common stock (the "Repurchase Program").
Under the Old Repurchase Program and the Repurchase Program, we were permitted, but were not obligated, to repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. The Old Repurchase Program terminated on October 8, 2025 upon the repurchase of $50.0 million of our common stock. We expect the Repurchase Program to be in place until the earlier of December 31, 2026 or until $100.0 million of our outstanding shares of common stock have been repurchased.
As of September 30, 2025, approximately $40.2 million of common stock has been repurchased by us under the Old Repurchase Program.

The following table outlines repurchases of our common stock under our Old Repurchase Program during the nine months ended September 30, 2025.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share (1)	or Programs	Plans or Programs
January 2025	—	—	—	$47,052
February 2025	—	—	—	47,052
March 2025	—	—	—	47,052
April 2025	—	—	—	47,052
May 2025	38,800	10.59	38,800	46,641
June 2025	886,416	10.41	886,416	37,410
July 2025	476,852	10.57	476,852	32,369
August 2025	759,140	10.33	759,140	24,525
September 2025	1,501,385	9.81	1,501,385	9,799
Total	3,662,593	$10.17	3,662,593

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

Item 6.     Exhibits
(a)Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(2)

3.1(b)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance Corporation(3)

3.2	Amended and Restated Bylaws of New Mountain Finance Corporation(2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation New Mountain Finance Corporation(4)

4.1	Form of Stock Certificate of New Mountain Finance Corporation(1)

10.1	Third Amended and Restated Uncommitted Revolving Loan Agreement, by and between New Mountain Finance Corporation, as borrower, and NMF Investments III, L.L.C., as Lender*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
(4)Previously filed in connection with New Mountain Finance Corporation's Current Report on Form 8-K filed on April 3, 2019.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2025.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ JOHN R. KLINE
John R. Kline
President, Chief Executive Officer
(Principal Executive Officer) and Director

By:	/s/ KRIS CORBETT
Kris Corbett
Chief Financial Officer and Treasurer (Principal
Financial and Accounting Officer)