Form 10-K
period 2025-12-31
New Mountain Finance Corp
filed 2026-02-24
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of New Mountain Finance Corporation on June 30, 2025, based on the closing price on that date of $10.55, on the NASDAQ Global Select Market ("NASDAQ") was $994.0 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

Description	Shares as of February 24, 2026
Common stock, par value $0.01 per share	100,806,575
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on this Form 10-K are incorporated by reference into Part III on this Form 10-K.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

PART I
Item 1.    Business
New Mountain Finance Corporation ("NMFC", the "Company", "we", "us" or "our") is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through December 31, 2025, we have raised approximately $1,034.6 million in net proceeds from additional offerings of common stock.
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
•New Mountain Finance SBIC, L.P. ("SBIC I"), New Mountain Finance SBIC II, L.P. ("SBIC II") and New Mountain Finance SBIC III, L.P. ("SBIC III"), who have received licenses from the U.S. Small Business Administration ("SBA") to operate as small business investment companies ("SBICs") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "SBIC Act") and their general partners, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP"), New Mountain Finance SBIC II G.P., L.L.C. ("SBIC II GP") and New Mountain Finance SBIC III G.P., L.L.C. ("SBIC III GP"), respectively;
•NMF QID NGL Holdings, Inc. ("NMF QID"), NMF YP Holdings, Inc. ("NMF YP"), NMF Permian Holdings, LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB") and NMF Pioneer, Inc. ("NMF Pioneer"), which are treated as corporations for U.S. federal income tax purposes and are intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity related investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); we consolidate these corporations for accounting purposes but the corporations are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.

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
Similar to us, the investment objective of each of the SBIC I, SBIC II and SBIC III is to generate current income and capital appreciation under the investment criteria we use. However, investments made by the SBIC I, SBIC II and SBIC III must be in SBA eligible small businesses. For additional information on SBA regulations, see "SBA Regulation".
Our portfolio may be concentrated in a limited number of industries. As of December 31, 2025, our top five industry concentrations were software, business services, healthcare, investment funds (which includes our investments in our joint ventures) and consumer services. Our targeted investments typically have maturities of between five and ten years and generally range in size between $10.0 million and $125.0 million. This investment size may vary proportionately as the size of our capital base changes. At December 31, 2025, our portfolio consisted of 113 portfolio companies and was invested 66.3% in first lien loans, 3.3% in second lien loans, 4.4% in subordinated debt, 0.1% in structured finance obligations and 25.8% in equity and other, as measured at fair value versus 120 portfolio companies invested 63.3% in first lien loans, 6.4% in second lien loans, 3.3% in subordinated debt, 0.1% in structured finance obligations and 26.9% in equity and other, as measured at fair value at December 31, 2024.
The fair value of our investments, as determined in good faith by our board of directors, was approximately $2,742.0 million in 113 portfolio companies at December 31, 2025 and approximately $3,091.0 million in 120 portfolio companies at December 31, 2024. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Portfolio and Investment Activity in this Annual Report on Form 10-K for details.

At December 31, 2025 and December 31, 2024, our weighted average yield to maturity at cost ("YTM at Cost") for income producing investments was approximately 10.5% and 11.0%, respectively. This YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. At December 31, 2025 and December 31, 2024, our weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") was approximately 9.6% and 9.2%, respectively. This YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use Sterling Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
The following summarizes our ten largest portfolio company investments and the top ten industries in which we were invested as of December 31, 2025, calculated as a percentage of total assets as of December 31, 2025:

Portfolio Company	Percent of Total Assets
NMFC Senior Loan Program III LLC	5.5%
New Benevis Topco, LLC/New Benevis Holdco, Inc.	5.3%
NMFC Senior Loan Program IV LLC	3.9%
NM NL Holdings LP/NM GP Holdco LLC	3.7%
Dealer Tire Holdings, LLC	3.0%
Paw Midco, Inc./AAH Topco, LLC	2.9%
UniTek Global Services, Inc.	2.5%
New Permian Holdco, Inc. /New Permian Holdco, L.L.C.	2.2%
Associations, Inc.	2.2%
GC Waves Holdings, Inc.	2.0%
Total	33.2%

Industry Type	Percent of Total Assets
Software	18.1%
Business Services	17.8%
Healthcare	16.0%
Investment Funds (includes investments in joint ventures)	9.5%
Consumer Services	6.6%
Financial Services & Technology	5.9%
Distribution & Logistics	5.5%
Education	4.1%
Net Lease	4.0%
Packaging	2.6%
Total	90.1%

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
Investment Committee
The Investment Adviser is managed by a six member Investment Committee, which is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by a single issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, John R. Kline, Adam B. Weinstein and Laura C. Holson. The sixth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Robert Mulcare served on the Investment Committee from August 2024 to July 2025. Beginning in August 2025, Harris Kealey was appointed to the Investment Committee for a one year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $10.0 million may be approved by our Chief Executive Officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
As a BDC, we will not generally be permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or to make any co-investments with the Investment Adviser or its affiliates without an exemptive order from the SEC. On May 13, 2025, we, the Investment Adviser and certain of our affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC which allows us to co-invest in certain negotiated transactions with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis, or is a sale of a tradable security. Pursuant to the Exemptive Order, our board of directors will oversee our participation in the co-investment program. As required by the Exemptive Order, we have adopted, and our board of directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to our board of directors.
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
SBA Regulation
On August 1, 2014, August 25, 2017 and July 15, 2025, SBIC I, SBIC II and SBIC III, our wholly owned subsidiaries, received licenses from the SBA to operate as SBICs under Section 301(c) of the SBIC Act, respectively. SBIC I, SBIC II and SBIC III each have an investment strategy and philosophy substantially similar to ours and make similar types of investments in accordance with SBA regulations.
These SBIC licenses allow each of SBIC I, SBIC II and SBIC III to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. In June 2018, the limit of SBA leverage available to an individual SBIC eligible for two tiers of leverage was increased from $150.0 million with at least $75.0 million in regulatory capital to $175.0 million with at least $87.5 million in regulatory capital, subject to SBA approval. The maximum leverage available to a group of SBICs under common control is $350.0 million. SBIC I and SBIC II operate under the prior $150.0 million leverage limit. SBIC III operates under the increased $175.0 million leverage limit. SBA-guaranteed debentures are non-recourse to us, have a maturity of ten years, require semi-annual interest payments and do not require any principal payments prior to maturity. SBIC I, SBIC II and SBIC III are subject to regulation and oversight by the SBA, including requirements with respect to reporting financial information, such as the extent of capital impairment, if applicable, on a regular basis. The SBA, as a creditor, will have a superior claim to each of SBIC I's, SBIC II's and SBIC II's assets over our stockholders in the event that any of SBIC I, SBIC II or SBIC III are liquidated or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC I, SBIC II or SBIC III upon an event of default.
On November 5, 2014, we received exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures of SBIC I, SBIC II and SBIC III, if any, and any other future SBIC subsidiaries from the definition of "senior securities" in the asset coverage requirement applicable to us under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150.0%. This provides us with increased investment flexibility but also increases our risks related to leverage.

SBICs are designed to stimulate the flow of private investor capital to eligible "small businesses" as defined by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $24.0 million and have average annual net income after U.S. federal income taxes not exceeding $8.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must invest 25.0% of its investment capital in "smaller enterprises" as defined by the SBA. Smaller enterprises generally include businesses that (together with their affiliates) have a net worth not exceeding $6.0 million for the most recent fiscal year and have average net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative industry size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprise, which criteria depend on the primary industry in which the business is engaged and is based on the number of employees or gross revenue of the business and its affiliates. However, once an SBIC has invested in an eligible small business, it may continue to make follow-on investments in the company, regardless of the size of the company at the time of the follow-on investment, up to the time of the company's initial public offering, if any.
The SBA generally prohibits an SBIC from providing financing to small businesses with certain characteristics, such as relending businesses, businesses with the majority of their employees located outside the United States, and businesses engaged in certain prohibited industries, such as project finance, real estate, farmland, financial intermediaries or certain "passive" (i.e. non-operating) businesses. Without prior SBA approval, an SBIC may not provide financing or a commitment to a single small business (and its affiliates) in an amount equal to more than approximately 10.0% of the SBIC's private capital and the aggregate amount of SBA leverage the SBIC is eligible for.
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
•SBIC I, SBIC II and SBIC III are licensed by the SBA and are subject to SBA regulations.

Risks Related to Our Operations

•Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.
•SBIC I, SBIC II and SBIC III may be unable to make distributions to us that will enable us to meet or maintain our RIC tax treatment.
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
Investment Management Agreement
We are a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We are externally managed by our Investment Adviser and pay our Investment Adviser a fee for its services. The following summarizes our arrangements with the Investment Adviser pursuant to an investment advisory and management agreement (as amended from time to time, the "Investment Management Agreement").
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
Base Management Fees
Pursuant to Amendment No. 1 to the Investment Management Agreement dated November 1, 2021 ("Amendment No.1") the base management fee was calculated at an annual rate of 1.4% of our "gross assets", which equals our total assets on the Consolidated Statements of Assets and Liabilities, less cash and cash equivalents. Pursuant to Amendment No. 2 to the Investment Management Agreement dated January 29, 2025 ("Amendment No. 2"), the base management fee is calculated at an annual rate of 1.25% of our gross assets. The base management fee is payable quarterly in arrears, and is calculated based on the average value of our gross assets, which equals our total assets, as determined in accordance with GAAP, less cash and cash equivalents at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter. To the extent we invest in derivatives, we use the actual value of the derivatives, as reported on the Consolidated Statements of Assets and Liabilities, for purposes of calculating the base management fee.
We entered into a fee waiver agreement, dated March 31, 2021, as subsequently amended on November 2, 2021 and August 3, 2023, pursuant to which, effective as of and for the quarter ended March 31, 2021 through the quarter ended December 31, 2024, the Investment Adviser waived base management fees in order to reach a target base management fee of 1.25% on gross assets. Following the expiration of the Fee Waiver Agreement on December 31, 2024, the Investment Adviser agreed to waive an amount of the base management fee that it may have been entitled to under the Investment Advisory Agreement for the period of January 1, 2025 through January 28, 2025, that would be in excess of an annual rate of 1.25% of our gross assets. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the year ended December 31, 2025, total management fees waived were approximately $0.3 million.
Incentive Fees
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of December 31, 2025), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the year ended December 31, 2025, incentive fees waived were approximately $12.8 million. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.
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
In accordance with Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"), we accrue a hypothetical capital gains incentive fee based upon the cumulative net realized capital gains and realized capital losses and the cumulative net unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value.
Example 1: Income Related Portion of Incentive Fee for Each Calendar Quarter:
Alternative 1
Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate(1) = 2.00%
Management fee(2) = 0.3125%
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
Management fee(2) = 0.3125%
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
Management fee(2) = 0.3125%

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
Board Consideration of the Investment Management Agreement
Our board of directors initially approved our Investment Management Agreement between the Company and the Adviser on March 25, 2014. Thereafter, our stockholders approved the Investment Management Agreement on May 6, 2014. The Investment Management Agreement first became effective on May 8, 2014. Our board of directors determined at a virtual meeting held on November 1, 2021 to approve Amendment No. 1, the sole purpose of which was to reduce the base management fee from 1.75% of the Company's gross assets to 1.4% of the Company's gross assets. Our board of directors determined at the board meeting held on January 29, 2025 to approve Amendment No. 2, the sole purpose of which was to reduce the base management fee from 1.4% of the Company's gross assets to 1.25% of the Company's gross assets. On February 11, 2026, our board of directors held a board meeting to re-approve the Investment Management Agreement for an additional one year period ending March 1, 2027. In its consideration of the re-approval of the Investment Management Agreement, our board of directors focused on information they had received relating to, among other things:
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
Based on the information reviewed and the discussions detailed above, our board of directors, including a majority of the independent directors, concluded that the fees payable to the Investment Adviser pursuant to the Investment Management Agreement were reasonable, and comparable to the fees paid by other management investment companies with similar investment objectives, in relation to the services to be provided. As a result, our board of directors approved the Investment Management Agreement for a period of 12 months commencing on March 1, 2026. Our board of directors did not assign relative weights to the above factors or the other factors considered by it. Individual members of our board of directors may have given different weights to different factors.
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
As of December 31, 2025, 15.4% of our total assets are represented by investments at fair value that are considered non-qualifying assets.
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
Temporary Investments
Pending investments in other types of qualifying assets, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, as “temporary investments”), so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. We had no temporary investments as of December 31, 2025.
Repurchase Agreements
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no repurchase agreements as of December 31, 2025.
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
•pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding their assessment of their internal control over financial reporting and is required to obtain an audit of the effectiveness of internal controls over financial reporting performed by our independent registered public accounting firm; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports are required to disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
The Sarbanes-Oxley Act of 2002 requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act of 2002 and will take actions necessary to ensure that we are in compliance therewith.

Available Information
We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information as required by the Exchange Act and the 1940 Act. The SEC maintains a website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at www.sec.gov.
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
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of fluctuating interest rates or global conflict, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
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
The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions. Despite taking action on numerous occasions to suspend and raise the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s long-term rating from AAA to AA+ in August 2023. Additionally, Moody’s lowered the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023, and subsequently downgraded the U.S. government's long-term issuer and senior unsecured ratings from Aaa to Aa1 in May 2025. There is no guarantee that there will not be a further downgrade in the future.
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
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. Although the current administration has signaled a more deregulatory agenda with respect to the financial services industry, it cannot be known at this time whether new regulation, if any, will be implemented or what form they might take. Changes to the regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, it will benefit from them or be negatively affected by them.
On January 31, 2020, the United Kingdom (the “UK”) ended its membership in the European Union (“Brexit”). Under the terms of the withdrawal agreement negotiated and agreed between the UK and the European Union, the UK’s departure from the European Union was followed by a transition period, which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.
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
In addition, various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties. Such events, including rising trade tensions between the United States and China; other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries; the ongoing conflict between Russia and Ukraine; and ongoing conflict in the Middle East could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline.
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
Following the November 2024 elections in the United States, the Republican Party controls the Presidency, the Senate and the House of Representatives. Despite political tensions and uncertainty, changes in federal policy, including tax policies, and positions of regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. In addition, in June 2024, the U.S. Supreme Court in Loper Bright Enterprises v. Raimondo reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the Loper decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision in Loper could significantly impact how federal agencies will regulate consumer protection, advertising, cybersecurity, artificial intelligence, privacy, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
Our business is dependent on bank relationships and strain on the banking system and financial institutions in general may adversely impact us.
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
Additionally, banks, brokers, hedging counterparties, lenders or other custodians of some or all of the Company’s assets (each, a “Financial Institution”) may fail to perform its obligations or experiences insolvency, closure, receivership or other financial distress or difficulty (each, a “Distress Event”). Distress Events can be caused by factors including eroding market sentiment, significant withdrawals, fraud, malfeasance, poor performance or accounting irregularities. In the event a Financial Institution experiences a Distress Event, the Company may not be able to access deposits, borrowing facilities or other services for an extended period of time or ever. Distress events affecting financial institutions may also adversely impact our portfolio companies, which may maintain deposits or banking relationships with such institutions. Banking disruptions affecting portfolio companies could impair their ability to access working capital, make payroll, meet operating expenses, or service their obligations to us, which could result in defaults, reduced valuations, or credit losses.
Changes to U.S. tariff and trade policies may have a negative impact on our portfolio companies, which may in turn negatively impact us.
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.
There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. These developments, or the perception that further action could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. These factors could restrict our portfolio companies' access to suppliers or customers or increase the cost of such goods, which may have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.
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
Most of our investments are and may be in the form of securities or loans that are not publicly traded, and these investments may not have a readily available market quotation. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market quotation, at fair value as determined in good faith by our board of directors, including reflection of significant events affecting the value of our securities. We value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our board of directors in accordance with our valuation policy, which is at all times consistent with GAAP and the 1940 Act.
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
We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky, Robert A. Hamwee, John R. Kline and Laura C. Holson, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2025 consisted of approximately 305 employees and senior advisors of New Mountain Capital and its affiliates to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.
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
We borrow money as part of our business plan. Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital and may, consequently, increase the risk of investing in us. We expect to continue to use leverage to finance our investments, through senior securities issued by banks and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of default. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had it not been leveraged. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have had we not borrowed. Such a decline could adversely affect our ability to make common stock distribution payments. In addition, because our investments may be illiquid, we may be unable to dispose of them or to do so at a favorable price in the event we need to do so if we are unable to refinance any indebtedness upon maturity and, as a result, we may suffer losses. Leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities.
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
The following tables summarizes our indebtedness outstanding at principal value and the weighted average interest rates of each credit facility for the year ended December 31, 2025:

Borrowing	Total Outstanding (in millions)	Weighted Average Interest Rate
Unsecured Notes	$990.0	6.5%
Holdings Credit Facility	420.1	6.2%
SBA-guaranteed debentures	196.2	2.6%
NMFC Credit Facility	81.1	5.3%
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense and adjusted for unsettled securities purchased. The calculations in the table below are hypothetical. Actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2,902.9 million in total assets as of December 31, 2025, (ii) a weighted average cost of borrowings of 5.9%, which assumes the weighted average interest rates as of December 31, 2025 for the Unsecured Notes, the Holdings Credit Facility, the SBA-guaranteed debentures and the NMFC Credit Facility, (iii) $1,687.4 million in debt outstanding and (iv) $1,182.2 million in net assets.

Assumed Return on Our Portfolio (Net of Interest Expense)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding Return to Stockholder	(33.0)%	(20.7)%	(8.4)%	3.8%	16.1%
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our $200.0 million in 2021A Unsecured Notes matured and was repaid on January 29, 2026, our $75.0 million in 2022A Unsecured Notes will mature on June 15, 2027, our $115.0 million in 8.250% Unsecured Notes will mature on November 15, 2028, our $300.0 million in 6.875% Unsecured Notes will mature on February 1, 2029 and our $300.0 million in 6.200% Unsecured Notes will mature on October 15, 2027. The SBA-guaranteed debentures have ten year maturities. The SBA-guaranteed debentures held by SBIC I began to mature on March 1, 2025 and the SBA-guaranteed debentures held by SBIC II will begin to mature on September 1, 2028. The Holdings Credit Facility will mature on March 28, 2030. The NMFC Credit Facility will mature on September 28, 2029. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
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

If the fair value of our assets declines substantially, we may fail to satisfy the asset coverage ratios imposed upon us by the 1940 Act and contained in the certain of the Unsecured Notes, Holdings Credit Facility and the NMFC Credit Facility. Any such failure would result in a default under such indebtedness and otherwise affect our ability to issue senior securities, borrow under our credit facilities and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by our inability to access the capital or credit markets. For example, we cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations, or reapply for SBIC licenses. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally in recent years. In addition, adverse economic conditions due to these disruptive conditions could materially impact our ability to comply with the financial and other covenants in any existing or future credit facilities. If we are unable to comply with these covenants, this could materially adversely affect our business, results of operations and financial condition.
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
SBIC I, SBIC II and SBIC III are licensed by the SBA and are subject to SBA regulations.
On August 1, 2014, August 25, 2017 and July 15, 2025, respectively, our wholly-owned direct subsidiaries, SBIC I, SBIC II and SBIC III, received licenses to operate as SBICs under the SBIC Act and are regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies, regulates the types of financing an SBIC can provide, prohibits investing in small businesses with certain characteristics or in certain industries and requires capitalization thresholds that limit distributions to us. Compliance with SBA regulations may cause SBIC I, SBIC II and SBIC III to invest at less competitive rates in order to find investments that qualify under SBA regulations.
The SBA regulations require, among other things, an periodic examination of a licensed SBIC by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations, and the performance of a financial audit by an independent auditor. If SBIC I, SBIC II and SBIC III fail to comply with applicable regulations, the SBA could, depending on the severity of the violation, limit or prohibit SBIC I's, SBIC II's and SBIC III's use of the debentures, declare outstanding debentures immediately due and payable, and/or limit SBIC I, SBIC II and SBIC III from making new investments. In addition, the SBA could revoke or suspend SBIC I's, SBIC II's and SBIC III's licenses for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because SBIC I, SBIC II and SBIC III are our wholly-owned direct subsidiaries.
SBA-guaranteed debentures are non-recourse to us, have a ten year maturity, and may be prepaid at any time without penalty. Pooling of issued SBA-guaranteed debentures occurs in March and September of each year. The interest rate of SBA-guaranteed debentures is fixed at the time of pooling at a market-driven spread over ten year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. Legislation adopted in 2018 raised the amount that any single SBIC may borrow to two tiers of leverage capped from $150.0 million to $175.0 million, subject to SBA approval, where each tier is equivalent to the SBIC's regulatory capital, which generally equates to the amount of equity capital in the SBIC. Currently, the SBIC I and SBIC II operate under the prior $150.0 million cap. SBIC III operates under the $175.0 million cap. The amount of SBA-guaranteed debentures that SBICs under common control can have outstanding is $350.0 million, subject to SBA approval.
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
SBIC I, SBIC II and SBIC III may be unable to make distributions to us that will enable us to meet or maintain our RIC tax treatment.
In order for us to continue to qualify for tax benefits available to RICs and to minimize U.S. federal income tax, we generally must timely distribute to our stockholders, for each taxable year, at least 90.0% of our "investment company taxable income", which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, including investment company taxable income from SBIC I, SBIC II and SBIC III. We will be partially dependent on SBIC I, SBIC II and SBIC III for cash distributions to enable us to meet the RIC distribution requirements. SBIC I, SBIC II and SBIC III may be limited by SBA regulations governing SBICs from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA's restrictions for SBIC I, SBIC II and SBIC III to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver and if SBIC I, SBIC II and SBIC III are unable to obtain a waiver, compliance with the SBA regulations may result in our income being subject to U.S. federal income tax imposed at corporate rates.
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
We rely on exemptive relief granted to us, the Investment Adviser and certain of our affiliates by the SEC that allows us to engage in co‑investment transactions with other affiliated funds of the Investment Adviser, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Investment Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Investment Adviser, the Investment Adviser may determine that we will not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the board of directors) the Investment Adviser may not have the opportunity to cause us to participate.
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
While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On May 13, 2025, we, the Investment Adviser and certain of our affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC. The Exemptive Order allows us to co-invest in certain negotiated transactions with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis, or is a sale of a tradable security. Pursuant to the Exemptive Order, our board of directors oversees our participation in the co-investment program. As required by the Exemptive Order, we have adopted, and our board of directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to our board of directors.
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
We may issue debt securities, preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities", up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150.0% after each issuance of senior securities (which means we can borrow $2 for every $1 of our equity). As a result of our SEC exemptive order, we are permitted to exclude the senior securities issued by SBIC I, SBIC II and SBIC III, if any, from the definition of senior securities in the 150.0% asset coverage ratio we are required to maintain under the 1940 Act. If our asset coverage ratio is not at least 150.0%, we would be unable to issue additional senior securities, and certain provisions of certain of our senior securities may preclude us from making distributions to our stockholders. For example, our 2021A Unsecured Notes contained and 2022A Unsecured Notes contain a covenant that prohibits us from declaring or paying a distribution to our stockholders unless we satisfy the asset coverage ratio immediately after the distribution, and the 8.250% Unsecured Notes contain a covenant that would be triggered if we declare or pay a distribution to our stockholders resulting in an asset coverage ratio of less than 150.0% for more than six consecutive months. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

The following table summarizes our indebtedness as of December 31, 2025:

Borrowing	Maturity Date	Permitted Borrowing	Total Outstanding
		(in millions)	(in millions)
2021A Unsecured Notes	January 29, 2026 (2)	N/A	$200.0
2022A Unsecured Notes	June 15, 2027	N/A	75.0
8.250% Unsecured Notes	November 15, 2028	N/A	115.0
6.875% Unsecured Notes	February 1, 2029	N/A	300.0
6.200% Unsecured Notes	October 15, 2027	N/A	300.0
Holdings Credit Facility	March 28, 2030	$730.0	420.1
SBA-guaranteed debentures	September 1, 2030 (3)	N/A	196.2
NMFC Credit Facility(1)	September 28, 2029	527.1	81.1
Unsecured Management Company Revolver	December 31, 2030	100.0	—
			$1,687.4

(1)Under the NMFC Credit Facility, we may borrow in United States dollars or certain other permitted currencies. As of December 31, 2025, we had borrowings denominated in Euro ("EUR") of €16.5 million and in British Pound Sterling ("GBP") of £8.7 million that have been converted to U.S. dollars.
(2)The 2021A Unsecured Notes matured and were repaid on January 29, 2026.
(3)Final SBA-guaranteed debentures mature on September 1, 2030. Please refer to Item 8—Financial Statements and Supplementary Data—Note 7. Borrowings for full maturity schedule.
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
Additionally, in June 2018, legislation amending the SBIC Act increased the individual leverage limit available to a single SBIC from $150.0 million to $175.0 million, subject to SBA approval. SBICs are generally eligible to borrow up to the individual leverage limit as long as the licensee satisfies the required amount of regulatory capital (equal to $75.0 million for SBIC I and SBIC II and $87.5 million for SBIC III), has received a capital commitment from the SBA, and has been through an examination by the SBA subsequent to licensing. SBIC I and SBIC II operate under the prior $150.0 million cap. SBIC III operates under the $175.0 million cap. The maximum leverage available to a "family" of affiliated SBIC funds is $350.0 million, subject to SBA approval. We may issue additional SBIC debentures and if we incur this additional indebtedness in the future, your risk of an investment in our securities may increase.
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
Additionally, there continues to be significant evolution and developments in the use of artificial intelligence technologies and machine learning (collectively "AI Technologies") including generative artificial intelligence such as ChatGPT. The rapid development of AI Technologies may cause cybersecurity attached and related risks more difficult to detect, contain and mitigate.
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
We are subject to risks associated with artificial intelligence and machine learning technology
Recent technological advances in AI Technologies, as well as the rapid growth and widespread use thereof, pose risks to our business, products, portfolio companies and investments. AI Technologies have the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could create new and unpredictable operational, legal and/or regulatory risks. To the extent our competitors make more efficient or extensive use of AI technologies, there is a possibility that such competitors will gain a competitive advantage.
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
Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the United States and many other economies have recently experienced. Among other things, these companies:
•may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood that we realize any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of any equity components of our investments;
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
•generally have less predictable operating results, may from time to time be parties to litigation, or may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence;

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
Our portfolio may be concentrated in a limited number of industries. For example, as of December 31, 2025, our investments in the software and the business services industries represented approximately 19.2% and 18.8%, respectively, of the fair value of our portfolio. A downturn in any particular industry in which we are invested could significantly impact the portfolio companies operating in that industry, and accordingly, the aggregate returns that we realize from our investment in such portfolio companies.
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
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to, among other things, (i) increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company, (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing, or (iii) preserve or enhance the value of our initial and overall investment. We may elect not to make follow-on investments or may otherwise lack sufficient funds to make these investments. We have the discretion to make follow-on investments, subject to the availability of capital resources, and the limitations of the 1940 Act. If we fail to make follow-on investments, the continued viability of a portfolio company and our initial investment or may, in some circumstances, result in a missed opportunity for us to increase our participation in a successful operation and our expected return on the investment may be reduced. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because of regulatory, tax, diversification or asset profiles or we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow-on investments or such follow-on investments would adversely impact our ability to qualify for or maintain our RIC status.
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
In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of our investments, we could be subject to allegations of lender liability.
In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (a) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors,or (d) uses its influence as a stockholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.”Because of the nature of certain of our investments, we could be subject to claims from creditors of an obligor that our investments issued by such obligor should be equitably subordinated.
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

There can be no assurance that we will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during our efforts to monitor the portfolio investment on an ongoing basis or that any risk management procedures implemented by us will be adequate. In the event of fraud by any portfolio company or any of its affiliates, we may suffer a partial or total loss of capital invested in that portfolio company. An additional concern is the possibility of material misrepresentation or omission on the part of the portfolio company or the seller. Such inaccuracy or incompleteness may adversely affect the value of our securities and/or instruments in such portfolio company. We rely upon the accuracy and completeness of representations made by portfolio companies and/or their former owners in the due diligence process to the extent reasonable when making our investments, but cannot guarantee such accuracy or completeness. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.
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
In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4.
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
These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock. Certain of the Unsecured Notes, the Holdings Credit Facility and the NMFC Credit Facility also include covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, make restricted payments, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The Unsecured Notes (excluding the 8.250% Unsecured Notes), the Holdings Credit Facility and the NMFC Credit Facility also include change of control provisions that accelerate the indebtedness (or require prepayment of such indebtedness) under these agreements in the event of certain change of control events.
Purchases of our shares of common stock by us under the Repurchase Program may result in the price of our shares of common stock being higher than the price that otherwise might exist in the open market.
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
Whether purchases will be made under the Repurchase Program and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our shares of common stock or preventing a decline in the market price of the common stock, and, as a result, the price of our shares of common stock may be higher than the price that otherwise might exist in the open market.
Purchases of our shares of common stock by us under the Repurchase Program may result in dilution to our NAV per share.
Any trading plan entered into in connection with the Repurchase Program will require our agent to repurchase shares of common stock on our behalf when certain criteria are satisfied, including when the market price per share is below the most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share). Under the Repurchase Program, the agent will increase the volume of purchases made as the price of our shares of common stock declines, subject to volume restrictions.
Because purchases under the Repurchase Program may be made at any price below our most recently reported NAV per share, if our NAV per share as of the end of a quarter is lower than the net asset per share as of the end of the prior quarter, purchases under the Repurchase Program during the period from the end of a quarter to the time of our earnings release announcing the new NAV per share for that quarter may result in dilution to our NAV per share. This dilution would occur because we would repurchase shares under the Repurchase Program at a price above the NAV per share as of the end of the most recent quarter end, which would cause a proportionately smaller increase in our shareholders’ interest in our earnings and assets and their voting interest in us than the decrease in our assets resulting from such repurchase. As a result of any such dilution, our market price per share may decline. The actual dilutive effect will depend on the number of shares of common stock that could be so repurchased, the price and the timing of any repurchases under the Repurchase Program.
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
New Mountain Capital uses processes to oversee and identify material risks from cybersecurity threats, including those associated with the onboarding of third-party service providers. Additionally, New Mountain Capital uses systems and processes designed to reduce the impact of a security incident at a third-party service provider. As part of its risk management process, New Mountain Capital also maintains an incident response plan that is utilized when cybersecurity incidents impacting us, our Investment Adviser, or our Administrator are detected. New Mountain Capital also requires that all employees, including employees of the Investment Adviser and Administrator, complete interactive security awareness training on an annual basis.
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
Item 3.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2025. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock and Distributions
New Mountain Finance Corporation's ("NMFC", the "Company", "we", "us" or "our") common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "NMFC". The following table sets forth the net asset value ("NAV") per share of our common stock, the high and low closing sale price for our common stock, the closing sale price as a percentage of NAV and the quarterly distributions per share for each fiscal quarter for the years ended December 31, 2025 and December 31, 2024.

		Closing Sales Price (2)
Fiscal Year Ended	NAV Per Share (1)	High	Low	(Discount) Premium of High Closing Sales Price to NAV (3)	(Discount) Premium of Low Closing Sales Price to NAV (3)	Declared Distributions Per Share (4)(5)(6)
December 31, 2025
Fourth Quarter	$11.52	$9.79	$8.93	(15.00)%	(22.47)%	$0.32
Third Quarter	$12.06	$10.84	$9.64	(10.12)%	(20.07)%	$0.32
Second Quarter	$12.21	$11.09	$9.11	(9.19)%	(25.41)%	$0.32
First Quarter	$12.45	$12.02	$10.89	(3.42)%	(12.50)%	$0.32
December 31, 2024
Fourth Quarter	$12.55	$11.94	$10.68	(4.85)%	(14.89)%	$0.33
Third Quarter	$12.62	$12.50	$11.84	(0.97)%	(6.20)%	$0.34
Second Quarter	$12.74	$12.72	$12.14	(0.16)%	(4.72)%	$0.34
First Quarter	$12.77	$13.05	$12.25	2.22%	(4.05)%	$0.36

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
(6)Includes regular quarterly distributions of $0.32 per share and supplemental distributions related to prior quarter earnings of $0.01, $0.02, $0.02 and $0.04, for the fourth quarter of 2024, third quarter of 2024, second quarter of 2024 and first quarter of 2024, respectively.
As of February 20, 2026, we had thirteen stockholders of record and one beneficial owner whose shares are held in the names of brokers, dealers, funds, trusts and clearing agencies.
Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. Since our initial public offering on May 19, 2011, our shares of common stock have traded at times at both a discount and a premium to the net assets attributable to those shares. As of February 20, 2026, our shares of common stock traded at a discount of approximately 29.2% of the NAV attributable to those shares as of December 31, 2025. It is not possible to predict whether our shares of common stock will trade at, above, or below NAV in the future.
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
Unregistered Sales of Equity Securities
We did not engage in unregistered sales of equity securities during the year ended December 31, 2025.

Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the year ended December 31, 2025, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 527,125 shares of our common stock for $5.6 million in the open market in order to satisfy the reinvestment portion of our distribution.
The following table outlines purchases by our dividend reinvestment administrator of our common stock for this purpose during the year ended December 31, 2025.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2025	101,771	$11.36	—	$—
February 2025	—	—	—	—
March 2025	—	—	—	—
April 2025	125,736	11.14	—	—
May 2025	—	—	—	—
June 2025	—	—	—	—
July 2025	146,743	10.66	—	—
August 2025	—	—	—	—
September 2025	—	—	—	—
October 2025	152,875	9.52	—	—
November 2025	—	—	—	—
December 2025	—	—	—	—
Total	527,125	$10.58	—	$—
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
During the fiscal year ended December 31, 2025, approximately $47.1 million of common stock was repurchased by us under the Old Repurchase Program and $4.9 million of common stock was repurchased by us under the Repurchase Program. As of December 31, 2025, approximately $95.1 million remained available under the Repurchase Program.

The following table outlines repurchases of our common stock under our Old Repurchase Program and the Repurchase Program during the year ended December 31, 2025.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share (1)	or Programs	Plans or Programs
January 2025	—	—	—	$47,052
February 2025	—	—	—	47,052
March 2025	—	—	—	47,052
April 2025	—	—	—	47,052
May 2025	38,800	10.59	38,800	46,641
June 2025	886,416	10.41	886,416	37,410
July 2025	476,852	10.57	476,852	32,369
August 2025	759,140	10.33	759,140	24,525
September 2025	1,501,385	9.81	1,501,385	9,799
October 2025 (2)	1,033,524	9.48	1,033,524	100,000
November 2025	215,026	9.41	215,026	97,978
December 2025	302,398	9.51	302,398	95,101
Total	5,213,541	$9.96	5,213,541

(1)     Amount includes commissions paid.
(2)     The Old Repurchase Program terminated on October 8, 2025 upon the repurchase of $50.0 million of our common stock. On October 23, 2025, our board of directors authorized the Repurchase Program for the purpose of repurchasing up to $100.0 million worth of our common stock.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor's 500 Total Return Index ("S&P 500 TR") and the Russell 2000 Index Total Return ("Russell 2000 TR") as we do not believe that there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period May 19, 2011 (commencement of operations) to December 31, 2025. The graph assumes that, on May 19, 2011, a person invested $100 in each of our common stock, the S&P 500 TR and the Russell 2000 TR. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

Comparison of Cumulative Total Return Among NMFC, S&P 500 TR and Russell 2000 TR
$720
$680
$640
$600
$560
$520
$480
$440
$400
$360
$320
$280
$240
$200
$160
$120
$80
$40
05/20/11
12/30/11
12/31/12
12/31/13
12/31/14
12/31/15
12/30/16
12/29/17
12/31/18
12/31/19
12/31/20
12/31/21
12/30/22
12/29/23
12/31/24
12/31/25
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	N/A	(1)
Offering expenses borne by us (as a percentage of offering price)	N/A	(2)
Dividend reinvestment plan expenses (per sales transaction fee)	$15.00	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock)
Base management fees	3.28%	(4)
Incentive fees payable under the Investment Management Agreement	2.60%	(5)
Interest payments on borrowed funds	8.44%	(6)
Other expenses	0.90%	(7)
Acquired fund fees and expenses	3.96%	(8)
Total annual expenses	19.18%	(9)
Base management fee waiver	(0.02)%	(10)
Incentive fee waiver	(1.09)%	(11)
Total annual expenses after the base management fee and incentive fee waivers	18.07%	(9)(10)(11)

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
(4)Pursuant to Amendment No. 1, prior to January 29, 2025, the base management fee was calculated at an annual rate of 1.4% of the Company's gross assets, which equals the Company's total assets on the Consolidated Statements of Assets and Liabilities, less cash and cash equivalents. Pursuant to Amendment No. 2, as of January 29, 2025, the base management fee is calculated at an annual rate of 1.25% of the Company's gross assets. To the extent the Company invests in derivatives, we use the actual value of the derivatives, as reported on our Consolidated Statements of Assets and Liabilities, for purposes of calculating our base management fee. The base management fee reflected in the table above is based on the year ended December 31, 2025 and is calculated without deducting any management fees waived.
(5)Assumes that annual incentive fees earned by the Investment Adviser remain consistent with the gross incentive fees earned by the Investment Adviser during the year ended December 31, 2025 and calculated without deducting any incentive fees waived. As of December 31, 2025, we did not have a capital gains incentive fee accrual. As we cannot predict whether we will meet the thresholds for incentive fees under the Investment Management Agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred during the year ended December 31, 2025. For more detailed information about the incentive fee calculations, see Item 1 — Business — Investment Management Agreement in this Annual Report on Form 10-K.

(6)We may borrow funds from time to time to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities or if the economic situation is otherwise conducive to doing so. The costs associated with these borrowings are indirectly borne by our stockholders.
The following table summarizes our indebtedness as of December 31, 2025 and the assumed interest rate for each credit facility. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Borrowings in this Annual Report on Form 10-K.

Borrowing	Total Outstanding (in millions)	Assumed Interest Rate
Unsecured Notes	$990.0	6.5%
Holdings Credit Facility	420.1	6.2%
SBA-guaranteed debentures	196.2	2.6%
NMFC Credit Facility(1)	81.1	5.3%

(1)As of December 31, 2025, we had borrowings denominated in Euro ("EUR") of €16.5 million and in British Pound Sterling ("GBP") of £8.7 million that has been converted to United States Dollar ("USD").
(7)"Other expenses" include our overhead expenses, including payments by us under the Administration Agreement based on the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement. Pursuant to the Administration Agreement, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. This expense ratio is calculated without deducting any expenses waived or reimbursed by the Administrator. For the year ended December 31, 2025, the indirect administrative expenses that our Administrator did not waive of approximately $2.5 million represented approximately 0.09% of our gross assets. See Item 8 — Financial Statements and Supplementary Data — Note 5. Agreements in this Annual Report on Form 10-K.
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
(10)The Company entered into a fee waiver agreement, dated March 31, 2021, as subsequently amended on November 2, 2021 and August 3, 2023, pursuant to which, effective as of and for the quarter ended March 31, 2021 through the quarter ended December 31, 2024, the Investment Adviser waived base management fees in order to reach a target base management fee of 1.25% on gross assets. Following the expiration of the Fee Waiver Agreement on December 31, 2024, the Investment Adviser agreed to waive an amount of the base management fee that it may have been entitled to under the Investment Advisory Agreement for the period of January 1, 2025 through January 28, 2025, that would be in excess of an annual rate of 1.25% of the Company's gross assets. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. The base management fee waiver reflected in the table above is based on the base management fees waived during the year ended December 31, 2025. See Item 8 — Financial Statements and Supplementary Data — Note 5. Agreements in this Annual Report on Form 10-K.
(11)For the year ended December 31, 2025, incentive fees waived by the Investment Adviser were approximately $12.8 million. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived. The incentive fee waiver reflected in the table above is based on the incentive fees waived during the year ended December 31, 2025. See Item 8 — Financial Statements and Supplementary Data — Note 5. Agreements in this Annual Report on Form 10-K

Example
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return without realization of any capital gains	$166	$438	$647	$981
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return completely in the form of net realized capital gains	$174	$456	$669	$997
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

Financial Highlights
The following information sets forth the Company's audited financial highlights for the years ended December 31, 2025, December 31, 2024, December 31, 2023, December 31, 2022 and December 31, 2021.

	Year Ended December 31,
	2025	2024	2023	2022	2021
Per share data(1):
Net asset value at the beginning of the period	$12.55	$12.87	$13.02	$13.49	$12.62
Net investment income	1.28	1.37	1.57	1.18	1.21
Net realized and unrealized (losses) gains(2)	(1.14)	(0.32)	(0.23)	(0.43)	0.86
Total net increase	0.14	1.05	1.34	0.75	2.07
Repurchases of common stock	0.11	—	—	—	—
Distributions declared to stockholders from net investment income	(1.17)	(1.04)	(1.49)	(1.11)	(1.09)
Return of capital distributions declared to stockholders	(0.11)	(0.33)	—	(0.11)	(0.11)
Net asset value at the end of the period	$11.52	$12.55	$12.87	$13.02	$13.49
Per share market value at the end of the period	$9.21	$11.26	$12.72	$12.37	$13.70
Total return based on market value(3)	(7.32)%	(0.96)%	15.48%	(0.56)%	31.91%
Total return based on net asset value(4)	1.94%	8.47%	10.64%	5.71%	16.97%
Shares outstanding at end of period	102,638,388	107,851,415	102,558,859	100,937,026	97,907,441
Average weighted shares outstanding for the period	106,150,261	106,570,782	101,118,302	100,202,847	96,952,959
Average net assets for the period	$1,308,501	$1,358,484	$1,323,778	$1,344,266	$1,261,338
Ratio to average net assets:
Net investment income	10.39%	10.71%	12.00%	8.82%	9.32%
Total expenses, before waivers/reimbursements	15.58%	16.89%	16.54%	13.35%	13.11%
Total expenses, net of waivers/reimbursements	14.57%	16.61%	16.23%	13.01%	12.05%
Average debt outstanding—Unsecured Notes (5)	$990,000	$755,239	$438,473	$526,829	$516,611
Average debt outstanding—Holdings Credit Facility	329,962	369,292	577,759	581,367	478,016
Average debt outstanding—SBA-guaranteed debentures	246,403	300,000	300,000	300,000	300,000
Average debt outstanding—Convertible Notes (6)	203,660	260,000	320,494	228,806	201,250
Average debt outstanding—NMFC Credit Facility(7)	47,257	74,245	103,244	133,053	132,685
Average debt outstanding—DB Credit Facility (8)	—	182,364	186,422	209,898	209,307
Average debt outstanding—NMNLC Credit Facility II(9)	—	2,362	2,506	7,195	3,501
Asset coverage ratio(10)	179.20%	186.70%	187.54%	177.42%	181.21%
Portfolio turnover	13.30%	24.84%	8.87%	18.01%	35.33%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders which is based on actual rate per share).
(2)Includes the effect of common stock issuances per share, which for the years ended December 31, 2025, December 31, 2024, December 31, 2023, December 31, 2022 and December 31, 2021 were $(0.02), $(0.02), $0.00, $0.01 and $(0.01), respectively.
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
(6)For the year ended December 31, 2025, average debt outstanding includes the 2022 Convertible Notes for the period from January 1, 2025 to October 15, 2025 (repayment of the 2022 Convertible Notes). For the year ended December 31, 2023, average debt outstanding includes the 2018 Convertible Notes for the period from January 1, 2023 to August 15, 2023 (repayment of the 2018 Convertible Notes). For the year ended December 31, 2022, the average debt outstanding includes the 2022 Convertible Notes for the period from November 2, 2022 (issuance of the 2022 Convertible Notes) to December 31, 2022.
(7)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2025, the Company had borrowings denominated in in EUR of €16,512 and borrowings denominated GBP of £8,666 that have been converted to U.S. dollars. As of December 31, 2024, the Company had borrowings denominated in EUR of €16,512 and borrowings denominated in GBP of £8,666 that have been converted to U.S. dollars. As of December 31, 2023, the Company had borrowings denominated in GBP of £22,850 and borrowings denominated in

EUR of €700 that have been converted to U.S. dollars. As of December 31, 2022, the Company had borrowings denominated in GBP of £22,850 and borrowings denominated in EUR of €700 that have been converted to U.S. dollars. As of December 31, 2021, the Company had borrowings denominated in GBP of £16,400 that has been converted to U.S. dollars.
(8)For the year ended December 31, 2024, average debt outstanding represents the period from January 1, 2024 to September, 30, 2024 (repayment and termination of the DB Credit Facility).
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

	Year Ended December 31,
	2020	2019	2018	2017	2016
Per share data(1):
Net asset value at the beginning of the period	$13.26	$13.22	$13.63	$13.46	$13.08
Net investment income	1.20	1.37	1.39	1.38	1.36
Net realized and unrealized gains (losses) (2)	(0.60)	0.03	(0.44)	0.15	0.38
Total net increase	0.60	1.40	0.95	1.53	1.74
Repurchases of common stock	—	—	—	—	0.00
Dividends declared to stockholders from net investment income	(1.05)	(0.98)	(1.14)	(0.97)	(1.22)
Return of capital distributions declared to stockholders	(0.19)	(0.38)	(0.22)	(0.29)	(0.14)
Net asset value at the end of the period	$12.62	$13.26	$13.22	$13.63	$13.46
Per share market value the end of the period	$11.36	$13.74	$12.58	$13.55	$14.10
Total return based on market value(3)	(5.24)%	20.45%	2.70%	5.54%	19.68%
Total return based on net asset value(4)	5.52%	10.90%	7.16%	11.77%	13.98%
Shares outstanding at end of period	96,827,342	96,827,342	76,106,372	75,935,093	69,717,814
Average weighted shares outstanding for the period	96,827,342	85,209,378	76,022,375	74,171,268	64,918,191
Average net assets for the period	$1,168,043	$1,154,615	$1,026,313	$1,011,562	$863,193
Ratio to average net assets:
Net investment income	10.05%	10.15%	10.33%	10.10%	10.21%
Total expenses, before waivers/reimbursements	14.56%	14.87%	12.90%	10.23%	9.91%
Total expenses, net of waivers/reimbursements	13.39%	13.80%	12.22%	9.45%	9.27%
Average debt outstanding—Holdings Credit Facility	$526,645	$598,129	$384,433	$345,174	$341,055
Average debt outstanding—Unsecured Notes(5)	453,250	414,949	266,296	117,877	65,500
Average debt outstanding—SBA-guaranteed debentures	285,852	179,408	158,471	132,572	119,819
Average debt outstanding—DB Credit Facility (6)	233,649	113,967	49,833	—	—
Average debt outstanding—Convertible Notes	201,250	234,332	197,058	155,250	125,227
Average debt outstanding—NMFC Credit Facility	155,497	105,533	117,719	54,853	66,876
Average debt outstanding—NMNLC Credit Facility(7)	—	1,471	3,570	—	—
Asset coverage ratio(8)	180.68%	173.98%	181.37%	240.76%	259.34%
Portfolio turnover	15.43%	11.58%	36.75%	41.98%	36.07%

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

Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through December 31, 2025, we have raised approximately $1,034.6 million in net proceeds from additional offerings of our common stock.
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
•New Mountain Finance SBIC, L.P. ("SBIC I"), New Mountain Finance SBIC II, L.P. ("SBIC II") and New Mountain Finance SBIC III, L.P. ("SBIC III"), who have received licenses from the U.S. Small Business Administration ("SBA") to operate as small business investment companies ("SBICs") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "SBIC Act") and their general partners, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP"), New Mountain Finance SBIC II G.P., L.L.C. ("SBIC II GP") and New Mountain Finance SBIC III G.P., L.L.C. ("SBIC III GP"), respectively;
•NMF QID NGL Holdings, Inc. ("NMF QID"), NMF YP Holdings, Inc. ("NMF YP"), NMF Permian Holdings, LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB") and NMF Pioneer, Inc. ("NMF Pioneer"), which are treated as corporations for U.S. federal income tax purposes and are intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity related investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); we consolidate these corporations for accounting purposes but the corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.

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

Similar to us, the investment objective of each of SBIC I, SBIC II and SBIC III is to generate current income and capital appreciation under the investment criteria we use. However, investments made by SBIC I, SBIC II and SBIC III must be in SBA eligible small businesses.
Our portfolio may be concentrated in a limited number of industries. As of December 31, 2025, our top five industry concentrations were software, business services, healthcare, investment funds (which includes our investments in our joint ventures) and consumer services.
As of December 31, 2025, our net asset value was approximately $1,182.2 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $2,742.0 million in 113 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 10.5% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 9.6%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use Sterling Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On January 29, 2026, the 2021A Unsecured Notes matured and were repaid in full.
On February 11, 2026, our board of directors declared a first quarter 2026 distribution of $0.32 per share, payable on March 31, 2026 to holders of record as of March 17, 2026.
On February 21, 2026, we entered into a definitive agreement (the “Agreement”) to sell $477.0 million of our and our wholly-owned subsidiary’s (NMF Holdings) assets to a third-party purchaser (the “Asset Sale”) at 94% of December 31, 2025 fair value. The Asset Sale includes full or partial investments in fifteen of our portfolio companies, which we believe will advance certain of our strategic initiatives, including, among other things, to (i) increase portfolio diversification by reducing holdings in certain of our largest positions, (ii) reduce PIK income, and (iii) enhance financial flexibility through the use of net proceeds from the Asset Sale to pay down indebtedness, repurchase common stock, or redeploy into new investments. The Agreement includes representations, warranties and covenants by us that we believe are customary for a transaction of this nature, and the Asset Sale is expected to close on March 10, 2026 (subject to the satisfaction of customary conditions to closing).
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the year ended December 31, 2025.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments for the year ended December 31, 2025.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of December 31, 2025, we and SkyKnight II have committed and contributed $160.0 million and $40.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of December 31, 2025 and December 31, 2024.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A. As of the amendment on August 6, 2025, the maturity date of SLP III's revolving credit facility was extended from January 8, 2029 to August 7, 2030, and the reinvestment period was extended from July 8, 2027 to August 7, 2028.
On August 6, 2025, SLP III entered into an amendment to add a subordinate lender (“Class B lenders”) to the existing lender (“Class A lenders”). As of the amendment on August 6, 2025, SLP III's revolving credit facility had a maximum borrowing capacity of $941.0 million of which $830.0 million of the facility amount is attributed to Class A lenders and $111.0 million of the facility amount is attributed to Class B lenders. Prior to the amendment on August 6, 2025, SLP III's revolving credit facility had a maximum borrowing capacity of $600.0 million, with the full amount attributable to one class of lenders. As of the amendment on August 6, 2025, during the reinvestment period, Class A advances bear interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.50%, and after the reinvestment period Class A advances will bear interest at a rate of SOFR plus 1.80%. During the reinvestment period, Class B advances bear interest at a rate of SOFR plus 4.75%, and after the reinvestment period Class B advances will bear interest at a rate of SOFR plus 5.05%. As of the amendment on July 3, 2024, during the reinvestment period, the credit facility bore interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.65%, and after the reinvestment period it bore interest at a rate of SOFR plus 1.95%. From June 23, 2023 to July 3, 2024, during the reinvestment period, the credit facility bore interest at a rate of SOFR plus 1.80%, and after the reinvestment period it bore interest at a rate of SOFR plus 2.10%. Prior to the amendment on June 23, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum during the reinvestment period and LIBOR plus 1.90% per annum after the reinvestment period.
As of December 31, 2025 and December 31, 2024, SLP III had total investments with an aggregate fair value of approximately $941.4 million and $715.1 million, respectively, and debt outstanding under its credit facility of $672.7 million and $511.2 million, respectively. As of December 31, 2025 and December 31, 2024, none of SLP III's investments were on non-accrual. Additionally, as of December 31, 2025 and December 31, 2024, SLP III had unfunded commitments in the form of delayed draws of $6.9 million and $2.7 million, respectively.

Below is a summary of SLP III's portfolio as of December 31, 2025 and December 31, 2024:

(dollars in millions)	December 31, 2025	December 31, 2024
First lien investments (1)	$972	$728
Weighted average interest rate on first lien investments (2)	8.36%	8.49%
Number of portfolio companies in SLP III	105	90
Largest portfolio company investment (1)	$20	$18
Total of five largest portfolio company investments (1)	$93	$80

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

See Item 8.—Financial Statements and Supplementary Data—Note 3. Investments in this Annual Report on Form 10-K for a listing of the individual investments in SLP III's portfolio as of December 31, 2025 and December 31, 2024, and additional information on certain summarized financial information for SLP III as of December 31, 2025 and December 31, 2024 and for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

NMFC Senior Loan Program IV LLC
NMFC Senior Loan Program IV LLC ("SLP IV") was formed as a Delaware limited liability company on April 6, 2021, and commenced operations on May 5, 2021. SLP IV is structured as a private joint venture investment fund between us and SkyKnight Income Alpha, LLC ("SkyKnight Alpha") and operates under the First Amended and Restated Limited Liability Company Agreement of NMFC Senior Loan Program IV LLC, dated May 5, 2021 (the "SLP IV Agreement"). Upon the effectiveness of the SLP IV Agreement, the members contributed their respective membership interests in NMFC Senior Loan Program I LLC ("SLP I") and NMFC Senior Loan Program II LLC ("SLP II") to SLP IV. Immediately following the contribution of their membership interests, SLP I and SLP II became wholly-owned subsidiaries of SLP IV. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP IV, which has equal representation from us and SkyKnight Alpha. SLP IV initially had a five year investment period and will continue in existence until July 11, 2030. On July 11, 2025, the investment period was extended until July 11, 2028. The investment period may be extended for up to one additional year subject to certain conditions.
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of December 31, 2025, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of December 31, 2025 and December 31, 2024.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association. As of the amendment on July 11, 2025, the maturity date of SLP IV's revolving credit facility was extended from March 27, 2029 to July 11, 2030.
On July 11, 2025, SLP IV entered into an amendment to add a subordinate lender (“Class B lenders”) to the existing lender (“Class A lenders”). As of the amendment on July 11, 2025, SLP IV's revolving credit facility has a maximum borrowing capacity of $600.0 million, of which $530.0 million of the facility amount is attributed to Class A lenders and $70.0 million of the facility amount is attributed to Class B lenders. Prior to the amendment on July 11, 2025, SLP IV's revolving credit facility had a maximum borrowing capacity of $370.0 million, with the full amount attributable to one class of lenders. As of the amendment on July 11, 2025, Class A advances bear interest at a rate of SOFR plus 1.50% and Class B advances bear interest at a rate of SOFR plus 4.75%. From December 20, 2024 to July 11, 2025, the facility bore interest at a rate of SOFR plus 1.50%. From March 27, 2024 to December 20, 2024, the facility bore interest at a rate of SOFR plus 1.90%. From April 28, 2023 to March 27, 2024, the facility bore interest at a rate of SOFR plus 1.70%. Prior to the amendment on April 28, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum.
As of December 31, 2025 and December 31, 2024, SLP IV had total investments with an aggregate fair value of approximately $641.5 million and $469.3 million, respectively, and debt outstanding under its credit facility of $471.7 million and $334.4 million, respectively. As of December 31, 2025 and December 31, 2024, none of SLP IV’s investments were on non-accrual. Additionally, as of December 31, 2025 and December 31, 2024, SLP IV had unfunded commitments in the form of delayed draws of $4.8 million and $1.2 million, respectively.

Below is a summary of SLP IV's consolidated portfolio as of December 31, 2025 and December 31, 2024:

(dollars in millions)	December 31, 2025	December 31, 2024
First lien investments (1)	$664	$481
Weighted average interest rate on first lien investments (2)	8.67%	8.54%
Number of portfolio companies in SLP IV	105	79
Largest portfolio company investment (1)	$18	$18
Total of five largest portfolio company investments (1)	$64	$63

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

See Item 8.—Financial Statements and Supplementary Data—Note 3. Investments in this Annual Report on Form 10-K for a listing of the individual investments in SLP IV's consolidated portfolio as of December 31, 2025 and December 31, 2024, and additional information on certain summarized financial information for SLP IV as of December 31, 2025 and December 31, 2024, and for the years ended December 31, 2025, December 31, 2024, and December 31, 2023.

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of December 31, 2025.

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
Below is certain summarized property information for NMNLC as of December 31, 2025:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	December 31, 2025
				(in thousands)	(in millions)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$106
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9
					$115
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2025 and December 31, 2024, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $13.5 million and $13.5 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of December 31, 2025 and December 31, 2024, the SPP Agreement had a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $6.5 million and $6.5 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2025 and December 31, 2024, we recognized PIK from investments of approximately $30.2 million and $36.9 million, respectively, and PIK dividends from investments of approximately $29.0 million and $31.6 million, respectively.
Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Rating of our portfolio companies as of December 31, 2025:

(in millions)	As of December 31, 2025
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$2,700.0	91.8%	$2,611.1	94.8%
Yellow	85.4	2.9%	55.5	2.0%
Orange	156.7	5.3%	88.9	3.2%
Red	—	—	—	—
Total	$2,942.1	100.0%	$2,755.5	100.0%
As of December 31, 2025, all investments in our portfolio had a Green Risk Rating with the exception of five portfolio companies that had a Yellow Risk Rating and nine portfolio companies that had an Orange Risk Rating. As of December 31, 2025, no portfolio companies had a Red Risk Rating.
As of December 31, 2025, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $31.4 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $13.5 million of our first lien term loans on non-accrual status. During the third quarter of 2023, we placed the remaining aggregate principal amount of $17.9 million of our first lien term loans on non-accrual status. As of December 31, 2025, our positions in AAC on non-accrual status had an aggregate cost basis of $31.4 million, an aggregate fair value of $18.0 million and total unearned interest income of $5.4 million for the year then ended. As of December 31, 2025, our investment in AAC had an Orange Risk Rating.
During the second quarter of 2022, we placed our second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of December 31, 2025, our second lien position in National HME had an aggregate cost basis of $7.9 million, an aggregate fair value of $0.0 million and total unearned interest income of $2.1 million for the year then ended. As of December 31, 2025, our investment in National HME had an Orange Risk Rating.

During the second quarter of 2024, we placed our investment in our junior preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. As of December 31, 2025, our junior preferred shares in Transcendia had an aggregate cost basis of $2.6 million, an aggregate fair value of $3.0 million and total unearned income of $0.5 million for the year then ended. As of December 31, 2025, our investment in Transcendia had a Green Risk Rating.
During the fourth quarter of 2025, we placed our investment in our preferred shares in ACI Parent Inc. ("Affordable Care") on non-accrual status. As of December 31, 2025, our preferred shares in Affordable Care had an aggregate cost basis of $20.1 million, an aggregate fair value of $2.1 million and total unearned income of $0.6 million for the year then ended. As of December 31, 2025, our investment in Affordable Care had an Orange Risk Rating.
During the fourth quarter of 2025, we placed our investment in our first lien positions in DCA Investment Holding, LLC ("DCA") on non-accrual status. As of December 31, 2025, our first lien positions in DCA had an aggregate cost basis of $2.8 million, an aggregate fair value of $2.5 million and total unearned income of $0.1 million for the year then ended. As of December 31, 2025, our investment in DCA had a Green Risk Rating.
During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual. As of December 31, 2025, our investment in this security had a Yellow Risk Rating and had an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $13.5 million.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $2,742.0 million in 113 portfolio companies at December 31, 2025 and approximately $3,091.0 million in 120 portfolio companies at December 31, 2024.
The following table shows our portfolio and investment activity for the years ended December 31, 2025 and December 31, 2024:

	Year Ended December 31,
(dollars in millions)	2025	2024
New investments in 55 and 69 portfolio companies, respectively	$401.0	$810.6
Debt repayments in existing portfolio companies	602.2	705.8
Sales of securities in 15 and 8 portfolio companies, respectively	112.8	74.3
Change in unrealized appreciation on 42 and 69 portfolio companies, respectively	15.4	90.0
Change in unrealized depreciation on 85 and 62 portfolio companies, respectively	(178.0)	(74.3)
Recent Accounting Standards Updates
See Item 8.—Financial Statements and Supplementary Data—Note 14. Recent Accounting Standards in this Annual Report on Form 10-K for details on recent accounting standards updates.

Results of Operations for the Years Ended December 31, 2025 and December 31, 2024
Results of Operations for the fiscal year ended December 31, 2023 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed on February 26, 2025, which is incorporated by reference herein.
Revenue

	Year Ended December 31,
(in millions)	2025	2024
Total interest income	$240.0	$276.1
Total dividend income	78.3	84.2
Other income	8.8	11.3
Total investment income	$327.1	$371.7
Our total investment income decreased by approximately $44.6 million for the year ended December 31, 2025 as compared to the same period in prior year. For the year ended December 31, 2025, total investment income of $327.1 million consisted of approximately $200.6 million in cash interest from investments, approximately $30.2 million in PIK interest from investments, approximately $0.4 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $8.8 million, approximately $49.3 million in cash dividends from investments, approximately $29.0 million in non-cash dividends from investments and approximately $8.8 million in other income. The decrease in interest income of approximately $36.1 million was primarily due to a lower invested asset base, along with lower all-in yields on the portfolio. The decrease in dividend income was primarily due to a decrease in preferred equity investments held, along with a cash distribution received in 2024 from our common shares investment in OA Topco, L.P. Other income during the year ended December 31, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 36 different portfolio companies.
Operating Expenses

	Year Ended December 31,
(in millions)	2025	2024
Management fee	$38.8	$45.5
Less: management fee waiver	(0.3)	(3.7)
Total management fee	38.5	41.8
Incentive fee	30.7	36.4
Less: incentive fee waiver	(12.8)	—
Total incentive fee	17.9	36.4
Interest and other financing expenses	123.7	136.6
Professional fees	4.6	4.4
Administrative fees	4.2	4.2
Other general and administrative expenses	1.8	2.0
Net expenses before income taxes	190.7	225.4
Income tax expense	0.0	0.3
Net expenses after income taxes	$190.7	$225.7
Our total net operating expenses decreased by approximately $35.0 million for the year ended December 31, 2025 as compared to the same period in prior year. Our total management fee decreased by approximately $3.3 million for the year ended December 31, 2025 compared to the same period in prior year. The decrease in total management fee was primarily attributable to a lower invested asset base. Our total incentive fee decreased by $18.4 million, which was primarily attributable to an incentive fee waiver by the Investment Adviser, along with a decrease in investment income.
Interest and other financing expenses decreased by approximately $12.9 million which was primarily attributable to a decrease in total outstanding borrowings, a decrease in our cost of borrowings due to lower SOFR rates on our floating rate facilities and refinancing the NMFC Credit Facility and Holding Credit Facility to lower applicable spreads. Our total professional fees, administrative fees, net of expenses waived and reimbursed, and other general and administrative expenses remained relatively consistent period over period.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended December 31,
(in millions)	2025	2024
Net realized gains (losses) on investments	$43.2	$(43.4)
Net realized gain on NMNLC	—	1.5
Net realized gains on foreign currency	—	0.4
Net change in unrealized (depreciation) appreciation of investments	(162.6)	15.7
Net change in unrealized appreciation (depreciation) on foreign currency	0.5	(0.6)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	(3.0)
Provision for taxes	(0.4)	(2.1)
Net realized and unrealized losses	$(119.3)	$(31.5)
Our net realized gains and unrealized gains and losses resulted in a net loss of approximately $119.3 million for the year ended December 31, 2025 compared to the net realized gains and losses and unrealized gains and losses resulting in a net loss of approximately $31.5 million for the same period in 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the year ended December 31, 2025 was primarily driven by realized losses in Notorious Topco, LLC and unrealized depreciation in TVG-Edmentum Holdings, LLC ("Edmentum") and ACI Parent Inc., partially offset by realized gains in OA Topco, L.P. and unrealized appreciation in HS Purchaser, LLC ("Helpsystems"). The provision for income taxes was primarily attributable to our equity investments held as of December 31, 2025 in five of our corporate subsidiaries. The net loss for the year ended December 31, 2024 was primarily driven by realized losses in New Trojan Parent, Inc., TMK Hawk Parent, Corp. and Transcendia and unrealized depreciation in Edmentum, Helpsystems, New Permian Holdco, Inc. and New Benevis Holdco, Inc, partially offset by realized gains in Haven Midstream Holdings LLC and unrealized appreciation in NM GP Holdco, LLC, UniTek Global Services, Inc., HB Wealth Management, LLC and CentralSquare Technologies, LLC. The provision for income taxes was primarily attributable to our equity investments held as of December 31, 2024 in eight of our corporate subsidiaries. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Year Ended December 31,
(in millions)	2025	2024
Total investment income	$327.1	$371.7
Net expenses after income taxes	190.7	225.7
Net investment income	136.4	146.0
Less: Net investment income related to non-controlling interest in NMNLC	0.5	0.4
Net investment income related to NMFC	$135.9	$145.6

Net change in realized gains (losses) on investments	43.2	(43.4)
Net change in realized gains on NMNLC	—	1.5
Net change in realized gains on foreign currency	—	0.4
Less: Net change in realized losses on investments related to non-controlling interest in NMNLC	—	(0.1)
Net change in realized gains (losses) of investments related to NMFC	$43.2	$(41.3)

Net change in unrealized (depreciation) appreciation of investments	$(162.6)	$15.7
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	(3.0)
Net change in unrealized appreciation (depreciation) on foreign currency	0.5	(0.6)
Provision for taxes	(0.4)	(2.1)
Less: Net change in unrealized appreciation of investments related to non-controlling interest in NMNLC	0.0	0.8
Net change in unrealized (depreciation) appreciation of investments related to NMFC	$(162.5)	$9.2
Liquidity, Capital Resources, Off-Balance Sheet Arrangements and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through December 31, 2025, we have raised approximately $1,034.6 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0% as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude the SBA-guaranteed debentures of SBIC I, SBIC II and SBIC III from the definition of "senior securities" in the asset coverage requirement applicable to us under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2022 Convertible Notes and certain of the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of December 31, 2025, our asset coverage ratio was 179.20%.

As of December 31, 2025 and December 31, 2024, our borrowings consisted of the 2019A Unsecured Notes (repaid on February 5, 2024), 2021A Unsecured Notes, 2022A Unsecured Notes, 8.250% Unsecured Notes, 6.875% Unsecured Notes, 6.200% Unsecured Notes, Holdings Credit Facility, SBA-guaranteed debentures, NMFC Credit Facility, Unsecured Management Company Revolver and the 2022 Convertible Notes (repaid and terminated on October 15, 2025). See Item 8—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information.
At December 31, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $80.7 million and $80.3 million, respectively. Our cash provided by operating activities during the years ended December 31, 2025 and December 31, 2024, was approximately $379.0 million and $42.0 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
On November 3, 2021, we entered into an equity distribution agreement, as amended on May 18, 2023, August 23, 2023, June 27, 2024 and August 1, 2024 (the “Distribution Agreement”) with B. Riley Securities, Inc. and Raymond James & Associates, Inc. On August 1, 2024, the Company entered into Amendment No. 4 to the Distribution Agreement with B. Riley Securities, Inc., Raymond James & Associates, Inc., and Citizens JMP Securities, LLC (collectively, the "Agents") for the purpose of adding Citizens JMP Securities, LLC as an Agent. The Distribution Agreement originally provided that we may issue and sell, from time to time through the Agents, up to $250.0 million worth of our common stock by means of at-the-market ("ATM") offerings. As of the amendment on June 27, 2024, we increased the maximum amount of shares to be sold through the ATM program from $250.0 million to $400.0 million.
For the year ended December 31, 2025, we did not sell any shares of common stock under the Distribution Agreement. For the year ended December 31, 2024, we sold 5,292,556 shares of common stock under the Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $67.7 million, including $0.0 million of offering expenses from these sales.
We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of December 31, 2025 and December 31, 2024, shares representing approximately $258.0 million and $258.0 million, respectively, of our common stock remain available for issuance and sale under the Distribution Agreement.
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
During the fiscal year ended December 31, 2025, approximately $47.1 million of common stock was repurchased by us under the Old Repurchase Program and $4.9 million of common stock was repurchased by us under the Repurchase Program. As of December 31, 2025, approximately $95.1 million remained available under the Repurchase Program.
Off-Balance Sheet Agreements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2025 and December 31, 2024, we had outstanding commitments to third parties to fund investments totaling $211.1 million, which included €7.5 million denominated in EUR that has been converted to U.S. dollars, and $243.7 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2025 and December 31, 2024, we had commitment letters to purchase investments in an aggregate par amount of $4.7 million and $83.6 million, respectively. As of December 31, 2025 and December 31, 2024, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2025 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes(1)	$990.0	$200.0	$490.0	$300.0	$—
Holdings Credit Facility(2)	420.1	—	—	420.1	—
SBA-guaranteed debentures(3)	196.2	17.9	43.3	135.0
NMFC Credit Facility(4)	81.1	—	—	81.1	—
Unsecured Management Company Revolver(5)	—	—	—	—	—
Total Contractual Obligations	$1,687.4	$217.9	$533.3	$936.2	$—

(1)$200.0 million of the 2021A Unsecured Notes matured and were repaid on January 29, 2026, $75.0 million of the 2022A Unsecured Notes will mature on June 15, 2027 unless earlier repurchased, $115.0 million of the 8.250% Unsecured Notes will mature on November 15, 2028 unless earlier redeemed, $300.0 million of the 6.875% Unsecured Notes will mature on February 1, 2029 unless earlier redeemed and $300.0 million of the 6.200% Unsecured Notes will mature on October 15, 2027 unless earlier redeemed.
(2)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($420.1 million as of December 31, 2025) must be repaid on or before March 28, 2030. As of December 31, 2025, there was approximately $309.9 million of possible capacity, subject to borrowing base limitations, remaining under the Holdings Credit Facility.
(3)The SBA-guaranteed debentures held by SBIC I began to mature on March 1, 2025. The SBA-guaranteed debentures held by SBIC II will begin to mature on September 1, 2028. Please see Item 8—Financial Statements and Supplementary Data —Note 7. Borrowings for a full schedule of SBA-guaranteed debenture maturities.
(4)Under the terms of the $527.1 million NMFC Credit Facility, all outstanding borrowings under that facility ($81.1 million, which included €16.5 million denominated in EUR and £8.7 million denominated in GBP that have been converted to U.S. dollars as of December 31, 2025) must be repaid on or before September 28, 2029. As of December 31, 2025, there was approximately $446.0 million of available capacity remaining, subject to borrowing base limitations, under the NMFC Credit Facility.
(5)Under the terms of the $100.0 million Unsecured Management Company Revolver, all outstanding borrowings under that facility must be repaid on or before December 31, 2030. As of December 31, 2025, there were no borrowings outstanding.
We have entered into an investment management and advisory agreement (as amended from time to time, the "Investment Management Agreement") with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on our performance.
We have also entered into the administration agreement, (as amended and restated, the "Administration Agreement") with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to stockholders and reports filed with the SEC.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.

Distributions and Dividends
Distributions declared and paid to stockholders for the year ended December 31, 2025 totaled approximately $135.7 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the years ended December 31, 2025 and December 31, 2024:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)(2)
December 31, 2025
Fourth Quarter	October 28, 2025	December 17, 2025	December 31, 2025	$0.32
Third Quarter	July 24, 2025	September 16, 2025	September 30, 2025	0.32
Second Quarter	April 22, 2025	June 16, 2025	June 30, 2025	0.32
First Quarter	February 14, 2025	March 17, 2025	March 31, 2025	0.32
				$1.28
December 31, 2024
Fourth Quarter	October 23, 2024	December 17, 2024	December 31, 2024	0.33
Third Quarter	July 23, 2024	September 16, 2024	September 30, 2024	0.34
Second Quarter	April 18, 2024	June 14, 2024	June 28, 2024	0.34
First Quarter	January 30, 2024	March 15, 2024	March 29, 2024	0.36
				$1.37

(1)Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2025 and December 31, 2024, total distributions were $135.7 million and $147.2 million, respectively, of which the distributions were comprised of approximately 91.36% and 75.68%, respectively, of ordinary income, 0.00% and 0.00% respectively, of qualified income, 0.00% and 0.00%, respectively, of long-term capital gains and approximately 8.64% and 24.32%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
(2)Includes regular quarterly distributions of $0.32 per share and supplemental distributions related to prior quarter earnings of $0.01, $0.02, $0.02 for the third quarter of 2024, second quarter of 2024 and first quarter of 2024, respectively.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2025 approximately $2.5 million of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of December 31, 2025, approximately $0.6 million of indirect administrative expenses were included in payable to affiliates. For the year ended December 31, 2025, the reimbursement to the Administrator represented approximately 0.09% of our gross assets.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC. The Exemptive Order allows the Company to co-invest in certain negotiated transactions with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the board of directors make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis, or is a sale of a tradable security. Pursuant to the Exemptive Order, the board of directors oversees the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the board of directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the board of directors.
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
On March 30, 2020, we entered into the Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $30.0 million maximum amount of revolver borrowings available and a maturity date of December 31, 2022. On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. On December 17, 2021, we entered into Amendment No. 1 to the Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which lowered the interest rate and extended the maturity date from December 31, 2022 to December 31, 2024. On October 31, 2023, we entered into the Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amount of revolving borrowings thereunder from $50.0 million to $100.0 million, extended the maturity date from December 31, 2024 to December 31, 2027 and changed the interest rate to the Applicable Federal Rate. On October 27, 2025, we entered into the Third Amended and Restated Uncommitted Revolving Loan Agreement which extended the maturity date from December 31, 2027 to December 31, 2030. Refer to Item 8 — Financial Statements and Supplementary Data — Note 7. Borrowings, for discussion of the Unsecured Management Company Revolver.
NMFC and SBIC I are parties to an intercompany promissory note (the "Intercompany Note"). The Intercompany Note had an initial principal balance of $59.0 million and the purpose is to fund the repayment of the SBA guaranteed-debentures issued by SBIC I. Under the terms of the Intercompany Note, no fees or interest are payable to NMFC. For the purposes of the consolidated financial statements, all balances and transactions related to the Intercompany Note are eliminated. As of December 31, 2025, the Intercompany Note had a principal balance of $43.7 million.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates flat in January 2026 after previously decreasing interest rates by 0.25% in each of September, October and December of 2025. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest and dividend income generated by our investment portfolio. However, our cost of funds would also increase, which would also impact net investment income. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA or SOFR, to zero, the difference between the total interest and dividend income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest and dividend income and potentially adversely affecting our operating results. During the year ended December 31, 2025, certain of the investments held in our portfolio had floating SOFR, SONIA, EURIBOR or Prime interest rates. As of December 31, 2025, approximately 83.74% of our investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-dividend bearing equity investments) represent floating-rate investments with a SOFR, SONIA or EURIBOR floor (includes investments bearing prime interest rate contracts) and approximately 16.26% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on the floating SOFR, SONIA or EURIBOR rates.
The following table estimates the potential changes in interest and dividend income, net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest and dividend income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2025. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our credit facilities, we use the outstanding balance as of December 31, 2025. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest and Dividend Income Net of Interest Expense (unaudited)
-200 Basis Points	(12.07)%
-150 Basis Points	(9.06)%
-100 Basis Points	(6.04)%
-50 Basis Points	(3.02)%
+50 Basis Points	3.02%
+100 Basis Points	6.04%
+150 Basis Points	9.06%
+200 Basis Points	12.07%

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period then ended, financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the loan agents and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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
February 24, 2026

We have served as the Company's auditor since 2008.

New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)

	December 31, 2025	December 31, 2024
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,060,391 and $2,298,083, respectively)	$2,002,306	$2,277,352
Non-controlled/affiliated investments (cost of $131,221 and $124,254, respectively)	60,702	112,776
Controlled investments (cost of $720,503 and $679,587, respectively)	679,005	700,896
Total investments at fair value (cost of $2,912,115 and $3,101,924, respectively)	2,742,013	3,091,024
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	13,500	13,500
Cash and cash equivalents	80,718	80,320
Interest and dividend receivable	38,549	42,379
Derivative asset at fair value	5,647	—
Receivable from unsettled securities sold	4,138	—
Receivable from affiliates	381	213
Other assets	17,907	19,265
Total assets	$2,902,853	$3,246,701
Liabilities
Borrowings
Unsecured Notes	$991,585	$978,503
Holdings Credit Facility	420,063	294,363
SBA-guaranteed debentures	196,205	300,000
NMFC Credit Facility	81,074	27,944
2022 Convertible Notes	—	260,091
Deferred financing costs (net of accumulated amortization of $45,302 and $63,971, respectively)	(17,875)	(24,191)
Net borrowings	1,671,052	1,836,710
Payable to broker	14,630	3,230
Interest payable	11,892	17,109
Management fee payable	9,176	10,467
Incentive fee payable	3,018	8,625
Deferred tax liability	1,819	1,410
Payable for unsettled securities purchased	463	—
Derivative liability at fair value	366	7,423
Other liabilities	2,181	2,436
Total liabilities	1,714,597	1,887,410
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 107,851,929 and 107,851,415 shares issued, respectively, and 102,638,388 and 107,851,415 shares outstanding, respectively	1,079	1,079
Paid in capital in excess of par	1,354,726	1,365,852
Treasury stock at cost, 5,213,541 and 0 shares held, respectively	(51,952)	—
Accumulated overdistributed earnings	(121,676)	(13,592)
Total net assets of New Mountain Finance Corporation	$1,182,177	$1,353,339
Non-controlling interest in New Mountain Net Lease Corporation	6,079	5,952
Total net assets	$1,188,256	$1,359,291
Total liabilities and net assets	$2,902,853	$3,246,701
Number of shares outstanding	102,638,388	107,851,415
Net asset value per share of New Mountain Finance Corporation	$11.52	$12.55

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Year Ended December 31,
	2025	2024	2023
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$201,743	$232,023	$249,851
PIK interest income	12,011	17,573	15,968
Dividend income	1,382	3,987	193
Non-cash dividend income	15,911	19,286	17,481
Other income	5,542	7,686	4,981
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	1,320	1,443	1,951
PIK interest income	4,358	3,648	2,183
Non-cash dividend income	2,594	5,843	4,625
Other income	250	250	251
From controlled investments:
Interest income (excluding PIK interest income)	6,751	5,800	5,386
PIK interest income	13,833	15,649	15,443
Dividend income	47,991	48,640	45,905
Non-cash dividend income	10,445	6,446	5,303
Other income	2,953	3,392	5,315
Total investment income	327,084	371,666	374,836
Expenses
Interest and other financing expenses	123,718	136,636	124,784
Management fee	38,787	45,522	45,610
Incentive fee	30,761	36,385	38,303
Professional fees	4,632	4,379	3,771
Administrative expenses	4,155	4,222	4,101
Other general and administrative expenses	1,784	2,039	2,068
Total expenses	203,837	229,183	218,637
Less: management and incentive fees waived (see Note 5)	(13,132)	(3,739)	(4,117)
Net expenses	190,705	225,444	214,520
Net investment income before income taxes	136,379	146,222	160,316
Income tax expense	21	262	418
Net investment income	136,358	145,960	159,898
Net realized (losses) gains:
Non-controlled/non-affiliated investments	4,260	(45,365)	(49,267)
Controlled investments	38,898	2,000	16,413
New Mountain Net Lease Corporation	—	1,533	—
Foreign currency	—	420	13
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(40,766)	52,581	47,956
Non-controlled/affiliated investments	(59,041)	(37,242)	(19,052)
Controlled investments	(62,807)	336	(18,588)
Securities purchased under collateralized agreements to resell	—	(3,000)	(39)
Foreign currency	480	(606)	100
Provision for taxes	(409)	(2,114)	(1,344)
Net realized and unrealized losses	(119,385)	(31,457)	(23,808)
Net increase in net assets resulting from operations	16,973	114,503	136,090
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(485)	(1,060)	(747)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	$16,488	$113,443	$135,343
Basic earnings per share	$0.16	$1.06	$1.34
Weighted average shares of common stock outstanding—basic (See Note 12)	106,150,261	106,570,782	101,118,302
Diluted earnings per share	$0.16	$1.03	$1.24
Weighted average shares of common stock outstanding—diluted (See Note 12)	121,093,317	125,463,389	123,488,882
Distributions declared and paid per share	$1.28	$1.37	$1.49

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	Year Ended December 31,
	2025	2024	2023
Increase (decrease) in net assets resulting from operations
Net investment income	$136,358	$145,960	$159,898
Net realized gains (losses) on investments, New Mountain Net Lease Corporation ("NMNLC") and foreign currency	43,158	(41,412)	(32,841)
Net change in unrealized (depreciation) appreciation of investments, NMNLC and foreign currency	(162,134)	15,069	10,416
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	(3,000)	(39)
Provision for taxes	(409)	(2,114)	(1,344)
Net increase in net assets resulting from operations	16,973	114,503	136,090
Less: Net increase in net assets resulting from operations related to non-controlling interests in NMNLC	(485)	(1,060)	(747)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	16,488	113,443	135,343
Capital transactions
Net proceeds from shares sold	—	67,690	21,241
Repurchase of shares under the repurchase programs	(51,952)	—	—
Conversion of 2022 Convertible Notes to shares	7	—	—
Offering costs	(9)	(552)	(369)
Distributions declared to stockholders from net investment income	(123,898)	(111,394)	(150,737)
Return of capital distributions declared to stockholders	(11,798)	(35,799)	—
Total net decrease in net assets resulting from capital transactions	(187,650)	(80,055)	(129,865)
Net (decrease) increase in net assets	(171,162)	33,388	5,478
New Mountain Finance Corporation net assets at the beginning of the period	1,353,339	1,319,951	1,314,473
New Mountain Finance Corporation net assets at the end of the period	1,182,177	1,353,339	1,319,951
Non-controlling interest in NMNLC	6,079	5,952	11,772
Net assets at the end of the period	$1,188,256	$1,359,291	$1,331,723

Capital share activity
Shares sold	—	5,292,556	1,621,833
Conversion of 2022 Convertible Notes to shares	514	—	—
Shares repurchased under repurchase programs	(5,213,541)	—	—
Net (decrease) increase in shares outstanding	(5,213,027)	5,292,556	1,621,833

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$16,973	$114,503	$136,090
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments and New Mountain Net Lease Corporation ("NMNLC")	(43,158)	41,832	32,854
Net realized gains on translation of assets and liabilities in foreign currencies	—	(420)	(13)
Net change in unrealized depreciation (appreciation) of investments and NMNLC	162,614	(15,675)	(10,316)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(480)	606	(100)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	3,000	39
Amortization of purchase discount	(8,839)	(7,406)	(6,328)
Amortization of deferred financing costs	8,821	9,797	6,780
Amortization of premium on Convertible Notes	(79)	(116)	(130)
Amortization of discount on 6.875% and 6.200% Unsecured Notes	1,246	736	—
Net change due to hedging activity	(867)	209	—
Non-cash investment income	(60,702)	(70,123)	(61,492)
(Increase) decrease in operating assets:
Cash paid for purchase of non-controlling interest in NMNLC	—	(4,666)	—
Cash distribution received for purchase of non-controlling interest in NMNLC	—	244	—
Purchase of investments and delayed draw facilities	(401,262)	(806,327)	(283,663)
Proceeds from sales and paydowns of investments	715,038	780,102	540,460
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	238	464	224
Cash paid for purchase of drawn portion of revolving credit facilities	—	(48)	—
Cash paid for drawn revolvers	(34,837)	(37,194)	(28,090)
Cash repayments on drawn revolvers	23,361	31,657	27,793
Interest and dividend receivable	3,849	1,788	(7,907)
Receivable from affiliates	(168)	(131)	(82)
Deferred tax liability (asset)	—	594	(594)
Receivable from unsettled securities sold	(4,138)	—	—
Other assets	1,357	(2,904)	(6,623)
(Decrease) increase in operating liabilities:
Interest payable	(5,220)	(3,235)	813
Management fee payable	(1,291)	351	(408)
Incentive fee payable	(5,607)	70	2,259
Payable for unsettled securities purchased	463	—	—
Deferred tax asset (liability)	409	1,410	(8,487)
Payable to affiliates	—	—	(78)
Payable to broker	11,400	3,230	—
Other liabilities	(139)	(349)	(272)
Net cash flows provided by operating activities	378,982	41,999	332,729
Cash flows from financing activities
Net proceeds from shares sold	—	67,690	21,241
Repurchase of shares under repurchase programs	(51,952)	—	—
Distributions paid	(135,696)	(147,193)	(150,737)
Offering costs paid	(76)	(444)	(409)
Proceeds from Holdings Credit Facility	603,500	592,700	199,600
Repayment of Holdings Credit Facility	(477,800)	(813,400)	(303,500)
Proceeds from Unsecured Notes	—	594,981	115,000
Repayment from Unsecured Notes	—	(116,500)	(140,000)
Proceeds from Convertible Notes	—	—	60,300
Repayment of Convertible Notes	(260,005)	—	(116,816)
Repayment of SBA-guaranteed debentures	(103,795)	—	—
Proceeds from NMFC Credit Facility	118,000	125,279	348,500
Repayment of NMFC Credit Facility	(68,000)	(132,635)	(353,550)
Proceeds from DB Credit Facility	—	—	8,000
Repayment of DB Credit Facility	—	(186,400)	(8,000)
Proceeds from NMNLC Credit Facility II	—	7,710	6,305
Repayment from NMNLC Credit Facility II	—	(10,563)	(7,237)
Distributions related to non-controlling interest in NMNLC	(358)	(925)	(693)
Deferred financing costs paid	(2,555)	(11,660)	(11,888)
Net cash flows used in financing activities	(378,737)	(31,360)	(333,884)
Net increase (decrease) in cash and cash equivalents	245	10,639	(1,155)
Effect of foreign exchange rate changes on cash and cash equivalents	153	(409)	55
Cash and cash equivalents at the beginning of the period	80,320	70,090	71,190
Cash and cash equivalents at the end of the period	$80,718	$80,320	$70,090
Supplemental disclosure of cash flow information
Cash interest paid	$114,930	$127,312	$115,521
Income taxes (received) paid	(301)	152	11,577
Non-cash operating activities:
Non-cash activity on investments	$74,727	$26,350	$15,772
Non-cash financing activities:
Conversion of 2022 Convertible Notes to shares	$7	$—	$—
Accrual for offering costs	41	106	147
Accrual for deferred financing costs	57	108	213

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(11)(12)	SOFR(M)	5.25%	9.07%	12/2021	12/2027	$22,502	$22,398	$22,502
	First lien (3)(10)(12)	SOFR(M)	5.25%	9.07%	12/2021	12/2027	20,009	19,932	20,009
	First lien (4)(12)	SOFR(M)	5.25%	9.07%	01/2022	12/2027	9,500	9,463	9,500
	First lien (4)(12)	SOFR(M)	5.25%	9.07%	12/2021	12/2027	7,300	7,267	7,300
	Subordinated (3)(10)(12)	FIXED(Q)*	11.50%/PIK	11.50%	12/2021	12/2031	17,649	17,527	17,418
	Subordinated (4)(12)	FIXED(Q)*	11.50%/PIK	11.50%	01/2022	12/2031	6,921	6,873	6,831
								83,460	83,560	7.03%
Associations Finance, Inc.
Associations, Inc.
Business Services	First lien (3)(10)(12)	SOFR(Q)	6.50%	10.66%	05/2024	07/2028	48,932	48,915	48,932
	First lien (3)(12)(15) - Drawn	SOFR(Q)	6.50%	10.66%	05/2024	07/2028	1,639	1,639	1,639
	Subordinated (3)(12)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	9,173	9,158	9,356
	Subordinated (3)(12)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	3,503	3,497	3,593
								63,209	63,520	5.35%
GC Waves Holdings, Inc.
Financial Services & Technology	First lien (2)(11)(12)	SOFR(M)	4.50%	8.22%	08/2021	10/2030	35,918	35,742	35,918
	First lien (5)(12)	SOFR(M)	4.50%	8.22%	08/2021	10/2030	21,233	21,180	21,233
								56,922	57,151	4.81%
Einstein Parent, Inc.
Software	First lien (3)(10)(12)	SOFR(Q)	6.50%	10.36%	01/2025	01/2031	35,582	35,292	35,226
	First lien (2)(11)(12)	SOFR(Q)	6.50%	10.36%	01/2025	01/2031	20,000	19,800	19,800
								55,092	55,026	4.63%
iCIMS, Inc.
Software	First lien (3)(10)(12)	SOFR(Q)	5.75%	9.61%	09/2023	08/2028	44,742	44,590	43,538
	First lien (3)(10)(12)	SOFR(Q)	6.25%	10.11%	10/2022	08/2028	7,366	7,332	7,253
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.75%	9.59%	08/2022	08/2028	1,165	1,160	1,134
								53,082	51,925	4.37%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
GS Acquisitionco, Inc.
Software	First lien (2)(11)(12)	SOFR(Q)	5.25%	8.92%	08/2019	05/2028	$25,079	$25,049	$25,079
	First lien (5)(12)	SOFR(Q)	5.25%	8.92%	08/2019	05/2028	21,074	21,048	21,074
	First lien (3)(10)(12)	SOFR(Q)	5.25%	8.92%	08/2019	05/2028	2,878	2,874	2,878
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.25%	8.92%	08/2019	05/2028	1,786	1,779	1,786
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.25%	8.92%	03/2024	05/2028	448	446	448
								51,196	51,265	4.31%
Model N, Inc.
Healthcare	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.42%	06/2024	06/2031	43,774	43,592	43,774	3.68%
IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(11)(12)	SOFR(M)	5.75%	9.57%	07/2021	07/2028	18,324	18,263	18,324
	First lien (2)(11)(12)	SOFR(M)	5.75%	9.57%	07/2022	07/2028	7,685	7,647	7,685
	Subordinated (3)(12)	SOFR(Q)	7.50%	11.27%	07/2022	07/2029	16,661	16,534	16,661
								42,444	42,670	3.59%
Deca Dental Holdings LLC
Healthcare	First lien (2)(11)(12)	SOFR(Q)	5.75%	9.52%	08/2021	08/2028	36,710	36,543	35,715
	First lien (3)(10)(12)	SOFR(Q)	5.75%	9.52%	08/2021	08/2028	3,864	3,846	3,760
	First lien (3)(10)(12)	SOFR(Q)	5.75%	9.52%	08/2021	08/2027	3,027	2,997	2,945
								43,386	42,420	3.57%
Foreside Financial Group, LLC
Business Services	First lien (2)(11)(12)	SOFR(Q)	5.25%	9.22%	05/2022	09/2027	36,810	36,683	36,810
	First lien (3)(10)(12)	SOFR(Q)	5.25%	9.22%	05/2022	09/2027	4,033	4,012	4,033
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.25%	9.08%	03/2024	09/2027	460	457	460
								41,152	41,303	3.48%
Foundational Education Group, Inc.
Education	Second lien (5)(12)	SOFR(Q)	6.50%	10.60%	08/2021	08/2029	22,500	22,436	22,500
	Second lien (3)(10)(12)	SOFR(Q)	6.50%	10.60%	08/2021	08/2029	10,965	10,754	10,965
	First lien (2)(11)	SOFR(Q)	3.75%	7.85%	05/2025	08/2028	6,350	5,871	5,871
								39,061	39,336	3.31%
Acumatica Holdings, Inc.
Software	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.42%	07/2025	07/2032	39,188	39,188	39,188	3.30%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
MRI Software LLC
Software	First lien (5)(12)	SOFR(Q)	4.75%	8.42%	01/2020	02/2028	$21,205	$21,183	$21,205
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.42%	03/2021	02/2028	7,512	7,506	7,512
	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.42%	03/2021	02/2028	4,474	4,471	4,474
	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.42%	01/2020	02/2028	3,075	3,072	3,075
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.42%	01/2020	02/2028	785	784	785
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.75%	8.44%	01/2020	02/2028	400	398	400
								37,414	37,451	3.15%
TigerConnect, Inc.
Healthcare	First lien (3)(10)(12)	SOFR(Q)	6.25%	10.25%	02/2022	08/2029	29,875	29,728	29,875
	First lien (2)(12)(15) - Drawn	SOFR(Q)	6.25%	10.25%	02/2022	08/2029	3,741	3,741	3,741
	First lien (3)(10)(12)	SOFR(Q)	6.25%	10.25%	08/2025	08/2029	3,054	3,033	3,054
	First lien (3)(12)(15) - Drawn	SOFR(Q)	6.25%	10.25%	08/2025	08/2029	42	42	42
								36,544	36,712	3.09%
CentralSquare Technologies, LLC
Software	First lien (2)(11)(12)	SOFR(M)	5.75%	9.47%	04/2024	04/2030	36,497	36,162	36,497	3.07%
Auctane Inc. (fka Stamps.com Inc.)
Distribution & Logistics	First lien (3)(10)(12)	SOFR(S)	5.75%	9.58%	10/2021	10/2028	36,155	35,985	36,155	3.04%
IG Investments Holdings, LLC
Business Services	First lien (2)(11)(12)	SOFR(Q)	5.00%	8.84%	09/2021	09/2028	32,471	32,329	32,471
	First lien (3)(10)(12)	SOFR(Q)	5.00%	8.84%	03/2024	09/2028	2,517	2,517	2,517
								34,846	34,988	2.94%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First lien (2)(11)(12)	SOFR(Q)	6.09%	10.20%	03/2021	03/2028	24,172	24,034	24,172
	First lien (3)(10)(12)	SOFR(Q)	6.09%	10.02%	03/2021	03/2028	5,012	5,001	5,012
	First lien (2)(11)(12)	SOFR(Q)	6.24%	10.25%	04/2025	03/2028	4,706	4,687	4,706
								33,722	33,890	2.85%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
Fortis Solutions Group, LLC
Packaging	First lien (2)(11)(12)	SOFR(Q)	5.50%	9.27%	10/2021	10/2028	$29,234	$29,095	$29,234
	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.27%	06/2022	10/2028	972	974	972
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.50%	9.27%	10/2021	10/2027	834	826	834
	First lien (3)(12)	SOFR(Q)	5.50%	9.27%	10/2021	10/2028	79	78	79
								30,973	31,119	2.62%
Nelipak Holding Company
Packaging	First lien (3)(10)(12)(13)	EURIBOR(Q)	5.50%	7.52%	03/2024	03/2031	€16,357	17,614	19,214
	First lien (2)(11)(12)	SOFR(Q)	5.50%	9.17%	03/2024	03/2031	$8,932	8,878	8,932
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.50%	9.17%	03/2024	03/2031	$2,168	2,152	2,168
	First lien (3)(10)(12)(13)(15) - Drawn	SOFR(M)	5.50%	9.23%	03/2024	03/2031	$392	389	392
	First lien (3)(12)(15) - Drawn	EURIBOR(M)	5.50%	7.44%	03/2024	03/2031	€105	121	123
								29,154	30,829	2.59%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (4)(12)	SOFR(Q)	5.75%	9.57%	08/2022	08/2029	22,163	22,118	22,163
	First lien (2)(11)(12)	SOFR(Q)	5.75%	9.57%	06/2024	08/2029	8,175	8,175	8,175
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.75%	9.63%	08/2022	08/2029	61	64	61
								30,357	30,399	2.56%
DOCS, MSO, LLC
Healthcare	First lien (3)(10)(12)	SOFR(M)	5.75%	9.63%	06/2022	06/2028	18,149	18,149	18,149
	First lien (4)(12)	SOFR(M)	5.75%	9.63%	06/2022	06/2028	6,797	6,797	6,797
	First lien (3)(10)(12)	SOFR(M)	5.75%	9.57%	02/2025	06/2028	3,354	3,335	3,354
								28,281	28,300	2.38%
Bullhorn, Inc.
Software	First lien (2)(11)(12)	SOFR(M)	5.00%	8.72%	09/2019	10/2029	13,206	13,177	13,206
	First lien (2)(11)(12)	SOFR(M)	5.00%	8.72%	05/2024	10/2029	8,879	8,976	8,879
	First lien (2)(11)(12)	SOFR(M)	5.00%	8.72%	10/2021	10/2029	3,398	3,395	3,398
	First lien (3)(10)(12)	SOFR(M)	5.00%	8.72%	05/2024	10/2029	1,025	1,023	1,025
	First lien (2)(11)(12)	SOFR(M)	5.00%	8.72%	09/2019	10/2029	761	759	761
	First lien (2)(11)(12)	SOFR(M)	5.00%	8.72%	09/2019	10/2029	341	340	341
	First lien (2)(11)(12)	SOFR(M)	5.00%	8.72%	09/2019	10/2029	272	271	272
	First lien (3)(12)(15) - Drawn	SOFR(M)	5.00%	8.72%	09/2019	10/2029	125	127	125
								28,068	28,007	2.36%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
PetVet Care Centers, LLC
Consumer Services	First lien (2)(11)(12)	SOFR(M)	6.00%	9.72%	10/2023	11/2030	$27,861	$27,646	$26,649
	First lien (3)(10)(12)(15) - Drawn	SOFR(M)	6.00%	9.84%	10/2023	11/2029	371	367	355
								28,013	27,004	2.27%
ACI Parent Inc.(25)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(11)(12)	SOFR(Q)*	2.75% + 3.25%/PIK	9.77%	08/2021	08/2028	22,643	22,547	18,114
	First lien (3)(10)(12)	SOFR(Q)*	2.75% + 3.25%/PIK	9.77%	08/2021	08/2028	4,346	4,319	3,477
	First lien (3)(10)(12)	SOFR(Q)*	2.75% + 3.25%/PIK	9.77%	08/2021	08/2028	4,014	3,994	3,211
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.50%	9.27%	08/2021	08/2027	2,330	2,307	1,864
								33,167	26,666	2.24%
YLG Holdings, Inc.
Business Services	First lien (5)(12)	SOFR(Q)	4.75%	8.74%	11/2019	12/2030	21,661	21,638	21,661
	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.74%	04/2025	12/2030	4,309	4,289	4,309
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.75%	8.60%	04/2025	12/2030	394	392	394
								26,319	26,364	2.22%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(10)(12)	SOFR(S)	5.50%	9.62%	02/2022	02/2028	18,769	18,729	18,626
	First lien (2)(11)(12)	SOFR(Q)	5.50%	9.62%	02/2022	02/2028	5,223	5,211	5,183
	First lien (3)(10)(12)	SOFR(S)	5.50%	9.62%	02/2022	02/2028	686	684	681
								24,624	24,490	2.06%
PDI TA Holdings, Inc.
Software	First lien (4)(12)	SOFR(Q)	5.50%	9.34%	01/2024	02/2031	22,171	22,081	22,171
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.50%	9.34%	01/2024	02/2031	1,342	1,335	1,342
	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.34%	03/2025	02/2031	509	509	509
								23,925	24,022	2.02%
Diamond Parent Holdings Corp. (24)
Diligent Corporation
Software	First lien (2)(11)(12)	SOFR(Q)	5.00%	8.82%	04/2024	08/2030	19,821	19,763	19,821
	First lien (3)(10)(12)	SOFR(Q)	5.00%	8.82%	04/2024	08/2030	3,398	3,388	3,398
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.00%	8.75%	04/2024	08/2030	532	530	532
								23,681	23,751	2.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)(12)	SOFR(Q)*	9.00%/PIK	12.97%	11/2019	05/2029	$23,738	$23,683	$19,640
	Second lien (2)(11)(12)	SOFR(Q)*	9.00%/PIK	12.97%	11/2019	05/2029	4,440	4,421	3,673
								28,104	23,313	1.96%
Xactly Corporation
Software	First lien (4)(12)	SOFR(Q)	6.25%	10.17%	07/2017	07/2027	22,500	22,489	22,232	1.87%
FS WhiteWater Holdings, LLC(26)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(12)	SOFR(Q)	5.25%	9.07%	12/2021	12/2029	8,449	8,410	8,449
	First lien (3)(10)(12)	SOFR(Q)	5.25%	9.07%	07/2022	12/2029	4,710	4,682	4,710
	First lien (5)(12)	SOFR(Q)	5.25%	9.07%	12/2021	12/2029	2,836	2,822	2,836
	First lien (5)(12)	SOFR(Q)	5.25%	9.07%	12/2021	12/2029	2,818	2,805	2,818
	First lien (5)(12)(15) - Drawn	SOFR(S)	5.25%	9.26%	03/2025	12/2029	2,533	2,508	2,533
	First lien (3)(10)(12)(15) - Drawn	SOFR(S)	5.25%	9.26%	03/2025	12/2029	846	837	846
								22,064	22,192	1.87%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First lien (2)(11)(12)	SOFR(M)	4.75%	8.47%	05/2024	06/2031	15,602	15,504	15,602
	First lien (2)(11)(12)	SOFR(M)	4.25%	7.97%	05/2025	06/2031	5,782	5,756	5,782
	First lien (3)(10)(12)	SOFR(M)	4.25%	7.97%	07/2025	06/2031	378	376	378
								21,636	21,762	1.83%
Sierra Enterprises, LLC
Food & Beverage	First lien (2)(11)(12)	SOFR(Q)	6.00%	9.67%	05/2025	05/2030	21,357	21,213	21,197	1.78%
Brave Parent Holdings, Inc.
Software	First lien (5)(12)	SOFR(M)	4.25%	7.97%	11/2023	11/2030	21,124	21,040	21,124	1.78%
Cardinal Parent, Inc.
Financial Services & Technology	First lien (4)	SOFR(Q)	4.50%	8.32%	10/2020	11/2027	11,609	11,581	11,366
	Second lien (4)(12)	SOFR(Q)	7.75%	11.58%	11/2020	11/2028	9,767	9,721	9,653
								21,302	21,019	1.77%
Low Voltage Holdings Inc.
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.42%	04/2025	04/2032	17,038	16,979	16,975
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.42%	04/2025	04/2032	1,422	1,417	1,417
								18,396	18,392	1.55%
Viper Bidco. Inc.
Business Services	First lien (3)(10)(12)(13)	SONIA(D)	4.75%	8.47%	11/2024	11/2031	£11,910	15,037	16,051
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.42%	11/2024	11/2031	2,306	2,294	2,306
								17,331	18,357	1.54%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
Ambrosia Holdco Corp(29)
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)(10)(12)	SOFR(M)*	3.25%/PIK + 2.00%	8.97%	01/2024	07/2029	$22,939	$22,392	$14,820
	First lien (3)(10)(12)	SOFR(M)*	3.00%/PIK + 1.00%	7.72%	03/2024	07/2029	4,057	2,878	2,594
	Subordinated (2)(12)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	337	337	337
	Subordinated (3)(12)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	325	325	325
								25,932	18,076	1.52%
AAC Lender Holdings, LLC(23)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(10)(12)	SOFR(M)(17)*	6.75%/PIK + 0.50%	11.22%	09/2015	09/2027	29,879	29,842	17,999
	First lien (3)(12)	SOFR(M)(17)*	14.50%/PIK + 0.50%	18.97%	06/2021	09/2027	1,527	1,527	—
	Subordinated (3)(12)	SOFR(Q)(17)*	1.00%/PIK	5.14%	03/2021	09/2027	5,230	—	—
								31,369	17,999	1.51%
Bonterra LLC
Software	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.42%	03/2025	03/2032	14,989	14,955	14,952
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	4.75%	8.69%	03/2025	03/2032	1,629	1,629	1,625
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.75%	8.44%	03/2025	03/2032	244	244	244
								16,828	16,821	1.42%
Power Grid Holdings, Inc.
Business Products	First lien (4)(12)	SOFR(Q)	4.75%	8.42%	11/2023	12/2030	15,597	15,511	15,597
	First lien (3)(12)(15) - Drawn	P(Q)	3.75%	10.50%	11/2023	12/2030	429	425	429
								15,936	16,026	1.35%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(12)	SOFR(M)	4.50%	8.22%	02/2020	02/2028	14,473	14,461	14,473
	First lien (5)(12)	SOFR(M)	4.50%	8.22%	02/2024	02/2028	1,241	1,236	1,241
	First lien (3)(10)(12)(15) - Drawn	SOFR(M)	4.50%	8.22%	02/2020	02/2028	270	269	270
								15,966	15,984	1.35%
Digicert, Inc.
Software	First lien (2)(11)(12)	SOFR(M)	5.75%	9.47%	07/2025	07/2030	15,462	15,354	15,346	1.29%
Coupa Holdings, LLC
Software	First lien (2)(11)(12)	SOFR(Q)	5.25%	9.09%	02/2023	02/2030	14,243	14,123	14,243	1.20%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
Daxko Acquisition Corporation
Financial Services & Technology	First lien (3)(10)(12)	SOFR(M)	4.75%	8.47%	10/2021	10/2028	$12,746	$12,686	$12,746
	First lien (2)(11)(12)	SOFR(M)	4.75%	8.47%	10/2021	10/2028	1,074	1,069	1,074
	First lien (3)(12)	SOFR(M)	4.75%	8.47%	10/2021	10/2028	64	64	64
								13,819	13,884	1.17%
CFS Management, LLC
Healthcare	First lien (3)(10)(12)	SOFR(Q)*	3.41% + 5.09%/PIK	12.43%	08/2019	09/2026	12,124	12,124	10,608
	First lien (2)(11)(12)	SOFR(Q)*	3.41% + 5.09%/PIK	12.43%	08/2019	09/2026	3,612	3,621	3,161
								15,745	13,769	1.16%
eResearchTechnology, Inc.
Healthcare	First lien (2)(11)(12)	SOFR(M)	4.75%	8.47%	03/2025	01/2032	11,380	11,275	11,380
	First lien (3)(10)(12)	SOFR(M)	4.75%	8.47%	03/2025	01/2032	1,889	1,877	1,889
	First lien (3)(10)(12)(15) - Drawn	SOFR(M)	4.75%	8.47%	03/2025	01/2032	301	290	301
								13,442	13,570	1.14%
Houghton Mifflin Harcourt Company
Education	First lien (2)(11)	SOFR(M)	5.25%	9.07%	10/2023	04/2029	14,336	14,044	12,689	1.07%
USRP Holdings, Inc.
Business Services	First lien (2)(11)(12)	SOFR(M)	5.00%	8.72%	07/2021	12/2029	12,396	12,341	12,396	1.04%
Convey Health Solutions, Inc.
Healthcare	First lien (2)(11)(12)	SOFR(Q)*	1.00% + 3.94%/PIK	8.71%	09/2019	07/2029	13,518	13,475	9,869
	First lien (2)(11)(12)	SOFR(Q)*	1.00% + 3.94%/PIK	8.71%	02/2022	07/2029	2,257	2,244	1,648
								15,719	11,517	0.97%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.50%	8.44%	06/2021	06/2029	8,345	8,310	8,345
	First lien (2)(11)(12)	SOFR(Q)	4.50%	8.50%	06/2021	06/2029	2,798	2,784	2,798
								11,094	11,143	0.94%
Anaplan, Inc.
Software	First lien (2)(11)(12)	SOFR(Q)	4.50%	8.32%	06/2022	06/2029	10,513	10,456	10,513	0.88%
Project Accelerate Parent, LLC
Financial Services & Technology	First lien (5)(12)	SOFR(M)	5.25%	8.97%	02/2024	02/2031	10,413	10,372	10,413	0.88%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
Firebird Co-Invest L.P. (19)
Firebird Acquisition Corp, Inc.
Business Services	First lien (3)(10)(12)	SOFR(Q)*	2.25% + 2.75%/PIK	8.84%	01/2025	02/2032	$8,187	$8,169	$8,167
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.50%	8.34%	01/2025	02/2032	1,919	1,914	1,914
								10,083	10,081	0.85%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(11)(12)	SOFR(Q)*	6.75% + 2.00%/PIK	12.42%	07/2021	07/2027	8,582	8,553	8,582
	First lien (3)(10)(12)(15) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	12.47%	07/2021	07/2026	1,089	1,078	1,089
								9,631	9,671	0.81%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)(10)(12)	SOFR(M)	5.50%	9.22%	07/2025	07/2033	9,512	9,466	9,464	0.80%
Ultimus Group Midco, LLC
Financial Services & Technology	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.42%	07/2025	07/2032	9,116	9,073	9,070	0.76%
Denali Intermediate Holdings, Inc.
Business Services	First lien (2)(11)(12)	SOFR(M)	5.50%	9.23%	08/2025	08/2032	9,091	9,047	9,045	0.76%
Planview Parent, Inc.
Software	Second lien (3)(10)(12)	SOFR(Q)	5.75%	9.42%	06/2024	12/2028	9,231	9,212	8,827	0.74%
Alegeus Technologies Holdings Corp.
Healthcare	First lien (3)(10)(12)	SOFR(Q)	6.50%	10.34%	10/2024	11/2029	8,382	8,297	8,382	0.71%
KPSKY Acquisition Inc.
Business Services	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.44%	10/2021	10/2028	6,756	6,724	6,331
	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.46%	06/2022	10/2028	1,137	1,130	1,066
	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.53%	10/2021	10/2028	774	770	726
	First lien (3)(12)	SOFR(Q)	5.75%	9.67%	11/2023	10/2028	19	18	18
								8,642	8,141	0.69%
HP TLE Buyer, Inc.
Education	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.42%	06/2025	07/2032	8,168	8,129	8,127	0.68%
Compsych Investments Corp.
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.61%	07/2024	07/2031	7,790	7,741	7,790	0.66%
Eclipse Topco, Inc. (27)
Eclipse Buyer Inc.
Financial Services & Technology	First lien (4)(12)	SOFR(M)	4.50%	8.25%	09/2024	09/2031	7,113	7,082	7,113	0.60%
RLG Holdings, LLC
Packaging	First lien (2)(11)	SOFR(M)	4.25%	8.08%	09/2025	07/2028	7,184	5,816	4,419
	First lien (2)(11)	SOFR(M)	5.00%	8.72%	06/2024	07/2028	4,163	4,109	2,613
								9,925	7,032	0.59%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
Notorious Buyer, LLC (35)
Notorious Holdings, LLC
Notorious Topco, LLC
Consumer Products	First lien (3)(12)	SOFR(Q)*	7.25%/PIK	11.10%	12/2025	12/2030	$4,692	$4,692	$4,692
	Subordinated (3)(12)	SOFR(Q)*	9.00%/PIK	12.85%	12/2025	12/2031	2,252	2,252	2,252
								6,944	6,944	0.58%
Legends Hospitality Holding Company, LLC
Business Services	First lien (5)(12)	SOFR(M)*	2.75% + 2.75%/PIK	9.23%	08/2024	08/2031	6,250	6,198	6,250
	First lien (5)(12)(15) - Drawn	SOFR(M)	5.00%	8.73%	08/2024	08/2031	296	293	296
	First lien (3)(12)(15) - Drawn	SOFR(M)	5.00%	8.73%	08/2024	08/2030	233	230	233
								6,721	6,779	0.57%
OEConnection LLC
Business Services	First lien (2)(11)	SOFR(M)	4.50%	8.23%	04/2024	12/2032	6,609	6,582	6,620	0.56%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(12)	—	—	—	05/2013	—	14,500	14,500	6,525	0.55%
Flash Charm Inc. (fka Idera, Inc.)
Software	Second lien (4)	SOFR(Q)	6.75%	10.75%	06/2019	03/2029	6,474	6,463	5,697
	Second lien (3)(10)	SOFR(Q)	6.75%	10.75%	04/2021	03/2029	863	862	760
								7,325	6,457	0.54%
CRCI Longhorn Holdings, Inc.
Business Services	First lien (2)(11)(12)	SOFR(M)	4.75%	8.47%	08/2024	08/2031	6,451	6,423	6,451	0.54%
Next Holdco, LLC
Healthcare	First lien (2)(11)(12)	SOFR(Q)	5.25%	9.09%	11/2023	11/2030	6,264	6,232	6,264	0.53%
Greenway Health, LLC
Healthcare	First lien (3)(10)(12)	SOFR(Q)	6.75%	10.42%	12/2023	04/2029	6,238	6,175	6,238	0.52%
Fullsteam Operations LLC
Financial Services & Technology	First lien (2)(11)(12)	SOFR(Q)	5.25%	9.11%	08/2025	08/2031	6,223	6,193	6,192	0.52%
Vehlo Purchaser, LLC
Software	First lien (3)	SOFR(M)	5.50%	9.22%	06/2025	05/2028	6,073	6,022	6,042	0.51%
NC Topco, LLC
Financial Services & Technology	First lien (2)(11)(12)	SOFR(M)	4.50%	8.22%	08/2024	09/2031	5,862	5,838	5,862	0.49%
RailPros Parent, LLC
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.25%	8.13%	05/2025	05/2032	5,828	5,801	5,799	0.49%
Healthspan Buyer, LLC
Healthcare	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.42%	10/2023	10/2030	5,018	4,980	5,018	0.42%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
WEG Sub Intermediate Holdings, LLC
Financial Services & Technology	Subordinated (3)(12)	FIXED(Q)*	13.00%/PIK	13.00%	05/2023	05/2033	$4,665	$4,623	$4,665	0.39%
Logrhythm, Inc.
Software	First lien (3)(12)	SOFR(Q)	7.50%	11.34%	07/2024	07/2029	4,196	4,148	3,994	0.34%
AI Altius US Bidco, Inc.
Business Services	First lien (3)(10)(12)	SOFR(S)	4.75%	8.36%	05/2024	12/2028	3,062	3,051	3,062	0.26%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First lien (3)(10)(12)	SOFR(M)	4.75%	8.57%	05/2021	05/2027	3,046	3,038	3,046	0.26%
Meta Buyer LLC
Healthcare	First lien (2)(11)	SOFR(S)	5.25%	8.94%	12/2025	12/2031	2,987	2,972	2,972	0.25%
DCA Investment Holding, LLC
Healthcare	First lien (2)(11)(12)	SOFR(Q)(17)	8.41%	12.08%	03/2021	04/2028	1,786	1,781	1,574
	First lien (3)(10)(12)	SOFR(Q)(17)	8.50%	12.17%	12/2022	04/2028	1,000	994	882
								2,775	2,456	0.21%
Mai Capital Management Intermediate LLC
Financial Services & Technology	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	4.75%	8.42%	06/2025	08/2031	1,979	1,959	1,979
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.75%	8.43%	06/2025	08/2031	57	57	57
								2,016	2,036	0.17%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(10)(12)	SOFR(M)	5.00%	8.72%	05/2024	10/2029	1,470	1,463	1,470	0.12%
DT1 Midco Corp
Business Services	First lien (2)(11)(12)	SOFR(M)	5.00%	8.72%	06/2025	12/2031	1,342	1,335	1,335
	First lien (3)(12)(15) - Drawn	SOFR(M)	5.00%	8.72%	06/2025	12/2031	32	32	32
								1,367	1,367	0.12%
Community Management Holdings MidCo 2, LLC
Business Services	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.44%	07/2025	11/2031	1,291	1,279	1,291
	First lien (3)(10)(12)(15) - Drawn	SOFR(M)	4.75%	8.48%	07/2025	11/2031	9	9	9
								1,288	1,300	0.11%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(2)(12)	—	—	—	06/2024	06/2029	152	152	152
	Trust Claim(3)(12)	—	—	—	06/2024	06/2029	52	52	52
								204	204	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
PPVA Fund, L.P.
Business Services	Collateralized Financing (17)(18)	—	—	—	11/2014	—	$—	$—	$—	—%
Total Funded Debt Investments - United States								$1,802,143	$1,752,265	147.45%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First lien (3)(10)(12)	SOFR(S)*	3.50% + 2.00%/PIK	9.40%	07/2024	07/2031	$19,815	$19,903	$19,815
	First lien (2)(11)(12)	SOFR(S)*	3.50% + 2.00%/PIK	9.40%	06/2025	07/2031	16,245	16,245	16,245
	First lien (2)(11)(12)	SOFR(S)*	3.50% + 2.00%/PIK	9.26%	06/2025	07/2031	890	890	890
								37,038	36,950	3.11%
Total Funded Debt Investments - Jersey								$37,038	$36,950	3.11%
Funded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First lien (2)(11)(12)	SOFR(Q)	6.50%	10.45%	02/2024	02/2030	$9,440	$9,351	$9,440
	First lien (3)(10)(12)	SOFR(Q)	6.50%	10.44%	02/2024	02/2030	5,339	5,280	5,339
								14,631	14,779	1.24%
Total Funded Debt Investments - United Kingdom								$14,631	$14,779	1.24%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.61%	06/2025	12/2029	$4,463	$4,453	$4,463
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.61%	12/2022	12/2029	3,411	3,377	3,411
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.61%	12/2023	12/2029	1,328	1,319	1,328
								9,149	9,202	0.77%
Adelaide Borrower, LLC**
Business Services	First lien (3)(10)(12)	SOFR(Q)*	3.38% + 3.38%/PIK	10.42%	05/2024	05/2030	4,780	4,743	4,780
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	6.25%	9.98%	05/2024	05/2030	120	119	120
								4,862	4,900	0.41%
Total Funded Debt Investments - Australia								$14,011	$14,102	1.18%
Total Funded Debt Investments								$1,867,823	$1,818,096	152.98%
Equity - United States
Dealer Tire Holdings, LLC(34)
Distribution & Logistics	Preferred shares (3)(10)(12)	FIXED(A)*	7.00%/PIK	7.00%	09/2021	—	56,271	$81,859	$87,225	7.34%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
Symplr Software Intermediate Holdings, Inc. (33)
Healthcare	Series A preferred shares (4)(12)	SOFR(Q)*	10.50%/PIK	14.31%	11/2018	—	7,500	$18,953	$18,204
	Series A preferred shares (3)(10)(12)	SOFR(Q)*	10.50%/PIK	14.31%	11/2018	—	2,586	6,534	6,276
								25,487	24,480	2.06%
Diamond Parent Holdings Corp. (24)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(12)	FIXED(S)*	10.50%/PIK	10.50%	04/2021	—	10,000	15,702	15,036	1.27%
Knockout Intermediate Holdings I Inc.(32)
Software	Preferred shares (3)(12)	SOFR(S)*	10.75%/PIK	14.35%	06/2022	—	8,313	13,248	13,324	1.12%
HBWM Holdings, LLC(31)
Financial Services & Technology	Common units(8)(12)	FIXED(Q)*	4.00%	4.00%	09/2021	—	47,114	4,776	10,854	0.91%
Notorious Buyer, LLC(35)
Consumer Products	Common stock (3)(12)	—	—	—	12/2025	—	375	7,339	7,339	0.62%
Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) (30)
Packaging	Series A preferred shares (3)(12)	FIXED(A)*	15.00%/PIK	15.00%	05/2024	—	2,900	3,335	3,335
	Series B preferred shares (3)(12)	FIXED(A)(17)*	11.50%/PIK	11.50%	05/2024	—	3,691	2,565	3,009
	Ordinary shares (3)(12)	—	—	—	05/2024	—	290	145	—
								6,045	6,344	0.53%
FS WhiteWater Holdings, LLC(26)
Consumer Services	Ordinary shares (5)(12)	—	—	—	12/2021	—	50,000	5,000	5,357	0.45%
Firebird Co-Invest L.P.(19)
Business Services	LP Interest (3)(12)	—	—	—	01/2025	—	3,358,474	3,358	3,358	0.28%
Eclipse Topco, Inc.(27)
Financial Services & Technology	Preferred shares (4)(12)	FIXED(S)*	12.50%/PIK	12.50%	09/2024	—	190	2,207	2,228	0.19%
Pioneer Topco I, L.P.
Software	Class A-2 common units(9)(12)	—	—	—	11/2021	—	199,980	2,000	2,200	0.19%
ACI Parent Inc.(25)
Healthcare	Preferred shares (3)(12)	FIXED(Q)(17)*	11.75%/PIK	11.75%	08/2021	—	12,500	20,124	2,087	0.18%
Ambrosia Topco LLC
Distribution & Logistics	Class A-1 common units(2)(12)	—	—	—	01/2024	—	126,536	1,348	590
	Class A-1 common units(3)(12)	—	—	—	01/2024	—	122,044	1,300	569
								2,648	1,159	0.10%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
GEDC Equity, LLC
Healthcare	Participation Interest(3)(12)	—	—	—	06/2023	—	190,000	$190	$50	—%
AAC Lender Holdings, LLC(23)
Education	Ordinary shares (3)(12)	—	—	—	03/2021	—	758	—	—	—%
Total Shares - United States								$189,983	$181,041	15.24%
Total Shares								$189,983	$181,041	15.24%
Structured Finance Obligations - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligation(3)(12)	SOFR(Q)	7.00%	10.86%	11/2024	01/2037	3,232	$3,232	$3,277	0.28%
Total Structured Finance Obligations - United States								$3,232	$3,277	0.28%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants (2)(12)	—	—	—	06/2024	06/2029	138,622	$182	$272
	Warrants (3)(12)	—	—	—	06/2024	06/2029	47,459	62	93
								244	365	0.03%
Total Warrants - United States								$244	$365	0.03%
Total Funded Investments								$2,061,282	$2,002,779	168.53%
Unfunded Debt Investments - United States
OEConnection LLC
Business Services	First lien (3)(15) - Undrawn	—	—	—	04/2024	12/2026	$495	$—	$1
	First lien (3)(15) - Undrawn	—	—	—	04/2024	12/2032	618	(3)	—
								(3)	1	0.00%
Community Management Holdings MidCo 2, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	07/2025	11/2026	602	—	—	—%
Notorious Buyer, LLC (35)
Notorious Holdings, LLC
Notorious Topco, LLC
Consumer Products	First lien (3)(12)(15) - Undrawn	—	—	—	12/2025	12/2030	938	—	—	—%
DOCS, MSO, LLC
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	06/2022	06/2028	2,405	—	—	—%
AAC Lender Holdings, LLC(23)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(12)(15) - Undrawn	—	—	—	01/2021	09/2027	2,652	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
Ambrosia Holdco Corp(29)
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)(12)(15) - Undrawn	—	—	—	10/2024	10/2026	$2,695	$—	$—	—%
AI Altius US Bidco, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	05/2026	3,077	—	—	—%
Riskonnect Parent, LLC
Software	First lien (3)(12)(15) - Undrawn	—	—	—	03/2024	03/2026	6,349	—	—	—%
Acumatica Holdings, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	07/2025	07/2032	9,403	—	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(12)(15) - Undrawn	—	—	—	07/2021	07/2026	113	(1)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	05/2026	147	(1)	—	—%
Mai Capital Management Intermediate LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	06/2027	1,709	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	08/2031	251	(1)	—
								(1)	—	—%
PDI TA Holdings, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	01/2024	02/2031	488	(2)	—	—%
Next Holdco, LLC
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	11/2023	11/2029	339	(3)	—	—%
YLG Holdings, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	04/2025	11/2026	271	(1)	—
	First lien (3)(12)(15) - Undrawn	—	—	—	11/2019	12/2030	309	(2)	—
								(3)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
NC Topco, LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	08/2024	08/2026	$1,672	$—	$—
	First lien (3)(12)(15) - Undrawn	—	—	—	08/2024	09/2031	669	(3)	—
								(3)	—	—%
Associations, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	07/2028	2,186	(1)	—
	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	07/2028	3,077	(2)	—
								(3)	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2021	05/2027	417	(4)	—	—%
Legends Hospitality Holding Company, LLC
Business Services	First lien (5)(12)(15) - Undrawn	—	—	—	08/2024	08/2026	61	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	08/2024	08/2030	483	(5)	—
								(5)	—	—%
CRCI Longhorn Holdings, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	08/2024	08/2026	1,629	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	08/2024	08/2031	1,086	(5)	—
								(5)	—	—%
Bullhorn, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	05/2026	822	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	09/2019	10/2029	811	(6)	—
								(6)	—	—%
Wealth Enhancement Group, LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	08/2021	10/2028	2,040	(6)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	06/2021	06/2029	818	(8)	—	—%
Project Accelerate Parent, LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	02/2024	02/2031	1,510	(8)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(12)(15) - Undrawn	—	—	—	02/2020	02/2028	$1,529	$(8)	$—	—%
MRI Software LLC
Software	First lien (3)(12)(15) - Undrawn	—	—	—	01/2020	02/2028	1,602	(8)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	08/2022	08/2029	426	(9)	—	—%
USRP Holdings, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	07/2021	12/2029	893	(9)	—	—%
Daxko Acquisition Corporation
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	10/2021	10/2028	986	(10)	—	—%
eResearchTechnology, Inc.
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	03/2025	01/2027	1,847	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	03/2025	10/2031	1,074	(11)	—
								(11)	—	—%
Healthspan Buyer, LLC
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	10/2023	10/2030	1,229	(12)	—	—%
Coupa Holdings, LLC
Software	First lien (3)(12)(15) - Undrawn	—	—	—	02/2023	06/2027	1,291	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	02/2023	02/2029	989	(12)	—
								(12)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	03/2025	03/2027	64	—	—
	First lien (5)(12)(15) - Undrawn	—	—	—	03/2025	03/2027	191	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	12/2021	12/2029	1,400	(14)	—
								(14)	—	—%
Compsych Investments Corp.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	07/2024	07/2027	2,253	(14)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
Viper Bidco. Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	11/2024	11/2026	$1,838	$—	$—
	First lien (3)(12)(15) - Undrawn	—	—	—	11/2024	11/2031	3,320	(17)	—
								(17)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	03/2024	03/2026	759	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	08/2019	05/2028	3,036	(19)	—
								(19)	—	—%
Diamond Parent Holdings Corp. (24)
Diligent Corporation
Software	First lien (3)(12)(15) - Undrawn	—	—	—	04/2024	08/2030	1,733	(6)	—
	First lien (3)(12)(15) - Undrawn	—	—	—	04/2024	04/2026	3,398	(13)	—
								(19)	—	—%
Fortis Solutions Group, LLC
Packaging	First lien (3)(12)(15) - Undrawn	—	—	—	10/2021	10/2027	2,026	(20)	—	—%
Foreside Financial Group, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	03/2024	03/2026	2,849	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	05/2022	09/2027	2,311	(21)	—
								(21)	—	—%
Eclipse Topco, Inc. (27)
Eclipse Buyer Inc.
Financial Services & Technology	First lien (4)(12)(15) - Undrawn	—	—	—	09/2024	09/2026	1,206	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	09/2024	09/2031	4,190	(21)	—
								(21)	—	—%
Model N, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	06/2024	06/2026	9,047	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	06/2024	06/2031	4,825	(24)	—
								(24)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
Nelipak Holding Company
Packaging	First lien (3)(12)(15) - Undrawn	—	—	—	03/2024	03/2027	$1,332	$—	$—
	First lien (3)(10)(12)(13)(15) - Undrawn	—	—	—	03/2024	03/2027	€6,411	—	—
	First lien (3)(10)(12)(13)(15) - Undrawn	—	—	—	03/2024	03/2031	€1,092	(8)	—
	First lien (3)(12)(15) - Undrawn	—	—	—	03/2024	03/2031	$2,221	(17)	—
								(25)	—	—%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	05/2025	06/2027	2,122	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	06/2030	3,707	(26)	—
								(26)	—	—%
Infogain Corporation
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	07/2021	07/2028	3,827	(29)	—	—%
GC Waves Holdings, Inc.
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	10/2019	10/2030	3,951	(30)	—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	12/2021	12/2027	3,659	(37)	—	—%
IG Investments Holdings, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	09/2021	09/2028	3,780	(38)	—	—%
Power Grid Holdings, Inc.
Business Products	First lien (3)(12)(15) - Undrawn	—	—	—	11/2023	12/2030	3,861	(39)	—	—%
TigerConnect, Inc.
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	02/2022	08/2029	4,267	(43)	—	—%
CentralSquare Technologies, LLC
Software	First lien (3)(12)(15) - Undrawn	—	—	—	04/2024	04/2030	3,980	(50)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
Meta Buyer LLC
Healthcare	First lien (3)(15) - Undrawn	—	—	—	12/2025	12/2031	$819	$—	$—
	First lien (3)(15) - Undrawn	—	—	—	12/2025	12/2031	409	—	—
	First lien (3)(15) - Undrawn	—	—	—	12/2025	12/2031	536	(2)	(2)
								(2)	(2)	(0.00)%
Bonterra LLC
Software	First lien (3)(12)(15) - Undrawn	—	—	—	03/2025	03/2027	—	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	03/2025	03/2032	1,384	(3)	(3)
								(3)	(3)	(0.00)%
ACI Parent Inc.(25)
ACI Group Holdings, Inc.
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	08/2021	08/2027	24	—	(5)	(0.00)%
Denali Intermediate Holdings, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	08/2025	08/2032	909	(5)	(5)	(0.00)%
Digicert, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	07/2025	07/2030	1,119	(8)	(8)	(0.00)%
HP TLE Buyer, Inc.
Education	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	07/2032	1,797	(9)	(9)	(0.00)%
Firebird Co-Invest L.P. (19)
Firebird Acquisition Corp, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	01/2025	02/2032	1,422	(4)	(4)
	First lien (3)(12)(15) - Undrawn	—	—	—	01/2025	02/2027	2,814	—	(7)
								(4)	(11)	(0.00)%
Xactly Corporation
Software	First lien (3)(12)(15) - Undrawn	—	—	—	07/2017	07/2027	992	(10)	(12)	(0.00)%
Fullsteam Operations LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	08/2025	08/2031	691	(3)	(3)
	First lien (3)(12)(15) - Undrawn	—	—	—	08/2025	08/2027	2,074	—	(10)
								(3)	(13)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
RailPros Parent, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2025	05/2032	$899	$(4)	$(4)
	First lien (3)(12)(15) - Undrawn	—	—	—	05/2025	05/2027	1,798	—	(9)
								(4)	(13)	(0.00)%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	02/2022	02/2028	1,969	(10)	(15)	(0.00)%
Logrhythm, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	07/2024	07/2029	420	(6)	(20)	(0.00)%
Sierra Enterprises, LLC
Food & Beverage	First lien (3)(12)(15) - Undrawn	—	—	—	05/2025	05/2030	2,717	(20)	(20)	(0.00)%
Ultimus Group Midco, LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	07/2025	07/2032	1,139	(6)	(6)
	First lien (3)(12)(15) - Undrawn	—	—	—	07/2025	01/2028	3,039	—	(15)
								(6)	(21)	(0.00)%
DT1 Midco Corp
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	12/2030	674	(3)	(3)
	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	04/2027	4,462	—	(22)
								(3)	(25)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	04/2025	04/2032	819	(3)	(3)
	First lien (3)(12)(15) - Undrawn	—	—	—	04/2025	04/2032	2,317	(9)	(9)
	First lien (3)(12)(15) - Undrawn	—	—	—	04/2025	10/2027	3,698	—	(14)
								(12)	(26)	(0.00)%
Einstein Parent, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	01/2025	01/2031	5,750	(57)	(57)	(0.00)%
iCIMS, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	08/2022	08/2028	2,365	(21)	(64)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
PetVet Care Centers, LLC
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	10/2023	11/2029	$3,337	$(33)	$(145)	(0.01)%
Total Unfunded Debt Investments - United States								$(843)	$(473)	(0.02)%
Unfunded Debt Investments - Australia
Adelaide Borrower, LLC**
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	05/2026	$1,048	$—	$—
	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	05/2030	547	(5)	—
								(5)	—	—%
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	12/2022	12/2028	790	(6)	—	—%
Total Unfunded Debt Investments - Australia								$(11)	$—	—%
Unfunded Debt Investments - UK
Ciklum Inc.**
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	02/2024	02/2030	$2,989	$(37)	$—	—%
Total Unfunded Debt Investments - UK								$(37)	$—	—%
Total Unfunded Debt Investments								$(891)	$(473)	(0.02)%
Total Non-Controlled/Non-Affiliated Investments								$2,060,391	$2,002,306	168.51%
Non-Controlled/Affiliated Investments (36)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (20)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(12)	SOFR(Q)*	14.00%/PIK	17.67%	12/2020	01/2028	$26,646	$26,596	$26,646	2.24%
Eagle Infrastructure Super HoldCo, LLC (28)
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.)
Business Services	First lien (2)(11)(12)	SOFR(Q)	7.50%	11.32%	03/2023	04/2028	10,628	10,628	10,628
	First lien (3)(12)	SOFR(Q)	7.50%	11.32%	03/2023	04/2028	340	340	340
								10,968	10,968	0.92%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
Permian Holdco 3, Inc.
Permian Trust
Energy	Trust Claim(7)(12)	FIXED(Q)(17)*	10.00%/PIK	10.00%	03/2021	—	$247	$—	$—
	First lien (3)(12)	SOFR(Q)(17)*	10.00%/PIK	11.00%	07/2020	—	3,409	—	—
								—	—	—%
Total Funded Debt Investments - United States								$37,564	$37,614	3.16%
Equity - United States
TVG-Edmentum Holdings, LLC(20)
Education	Series C-2 Preferred Units(3)(12)	FIXED(Q)*	15.00%/PIK	15.00%	05/2024	—	3,480	$8,719	$8,719
	Class B-1 Common Shares (3)(13)	—	—	—	12/2020	—	24,450	43,212	5,000
	Class B-2 Common Shares (3)(13)	—	—	—	12/2020	—	24,450	24,839	—
								76,770	13,719	1.15%
Eagle Infrastructure Super HoldCo, LLC
Business Services	Ordinary shares (3)(12)	—	—	—	03/2023	—	72,536	4,104	7,369	0.62%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(12)	—	—	—	07/2017	—	25,000,000	11,501	1,799
	Ordinary shares (3)(12)	—	—	—	07/2017	—	2,786,000	1,282	201
								12,783	2,000	0.17%
Total Shares - United States								$93,657	$23,088	1.94%
Total Non-Controlled/Affiliated Investments								$131,221	$60,702	5.10%
Controlled Investments (37)
Funded Debt Investments - United States
New Benevis Topco, LLC (22)
New Benevis Holdco, Inc.
Healthcare	First lien (2)(12)	FIXED(Q)*	12.00%/PIK	12.00%	10/2020	10/2028	$51,933	$51,933	$51,933
	First lien (3)(10)(12)	FIXED(Q)*	12.00%/PIK	12.00%	10/2020	10/2028	45,204	45,204	45,204
	Subordinated (3)(12)	FIXED(M)*	12.00%/PIK	12.00%	10/2020	10/2028	26,878	26,483	26,878
								123,620	124,015	10.44%
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	6.00%	9.93%	10/2020	12/2027	28,497	28,497	28,497
	First lien (3)(10)(12)	SOFR(Q)	9.00%	12.93%	10/2020	12/2027	23,336	23,336	23,336
								51,833	51,833	4.36%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
NHME Holdings Corp. (21)
National HME, Inc.
Healthcare	Second lien (3)(12)	SOFR(Q)(17)*	5.00%/PIK	9.25%	11/2018	11/2025	$8,281	$7,872	$—	—%
Total Funded Debt Investments - United States								$183,325	$175,848	14.80%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(12)	—	—	—	05/2018	—	—	$160,000	$160,000	13.47%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(12)	—	—	—	05/2021	—	—	112,400	112,400	9.46%
NM NL Holdings, L.P.**
Net Lease	Membership interest (6)(12)	—	—	—	06/2018	—	—	74,248	106,096	8.93%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(12)	FIXED(Q)*	20.00%/PIK	20.00%	08/2018	—	64,485,636	61,162	64,486
	Preferred shares (3)(12)	—	—	—	06/2017	—	80,994,293	29,318	8,695
	Preferred shares (2)(12)	—	—	—	01/2015	—	29,326,545	26,946	—
	Preferred shares (3)(12)	—	—	—	01/2015	—	141,354,439	7,447	—
	Ordinary shares (2)(12)	—	—	—	01/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(12)	—	—	—	01/2015	—	9,236,492	532	—
								127,330	73,181	6.16%
New Benevis Topco, LLC (22)
Healthcare	Common stock (2)(12)	—	—	—	10/2020	—	325,516	27,155	20,733
	Common stock (3)(12)	—	—	—	10/2020	—	152,548	12,768	9,716
								39,923	30,449	2.56%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(12)	—	—	—	10/2020	—	100	11,155	12,000	1.01%
NM YI, LLC
Net Lease	Membership interest (6)(12)	—	—	—	09/2019	—	—	6,272	8,641	0.73%
NM GP Holdco, LLC**
Net Lease	Membership interest (6)(12)	—	—	—	06/2018	—	—	850	390	0.03%
NHME Holdings Corp.(21)
Healthcare	Ordinary shares (3)(12)	—	—	—	11/2018	—	640,000	4,000	—	—%
Total Shares - United States								$536,178	$503,157	42.35%
Total Shares								$536,178	$503,157	42.35%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets
Warrants - United States
NHME Holdings Corp. (21)
Healthcare	Warrants (3)(12)	—	—	—	11/2018	01/2033	160,000	$1,000	$—	—%
Total Warrants - United States								$1,000	$—	—%
Total Funded Investments								$720,503	$679,005	57.15%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(12)(15) - Undrawn	—	—	—	10/2020	12/2027	$3,397	$—	$—	—%
Total Unfunded Debt Investments - United States								$—	$—	—%
Total Controlled Investments								$720,503	$679,005	57.15%
Total Investments								$2,912,115	$2,742,013	230.76%

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
(5)Investment is held by New Mountain Finance SBIC II, L.P.
(6)Investment is held by New Mountain Net Lease Corporation.
(7)Investment is held by NMF Permian Holdings, LLC.
(8)Investment is held by NMF HB, Inc.
(9)Investment is held by NMF Pioneer, Inc.
(10)Investment is pledged as collateral for the NMFC Credit Facility, a revolving credit facility among the Company as the Borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, sole lead arranger, and sole book runner, and the lenders party thereto. See Note 7. Borrowings, for details
(11)Investment is pledged as collateral for the Holdings Credit Facility, a revolving credit facility among the Company, as the Collateral Manager, New Mountain Finance Holdings, L.L.C. as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent, and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian.. See Note 7. Borrowings, for details.
(12)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(13)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of December 31, 2025, the par value U.S. dollar equivalent of the Viper Bidco, Inc. first lien term loans is $16,051 and the Nelipak Holding Company first lien term loan, undrawn delayed draw term loan, undrawn revolver and drawn revolver is $19,212, $7,529, $1,282 and $123, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
(14)Par amount is denominated in United States Dollar unless otherwise noted, which may include British Pound ("£") and/or Euro ("€").
(15)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolvers or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(16)Total Coupon is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest and dividends at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA) and Euro Interbank Offered Rate (EURIBOR) and which resets daily (D), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current coupon rate provided reflects the rate in effect as of December 31, 2025.
(17)Investment is on non-accrual status as of December 31, 2025. See Note 3. Investments, for details.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

(18)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $13,500 as of December 31, 2025. See Note 2. Summary of Significant Accounting Policies, for details.
(19)The Company holds an LP Interest in Firebird Co-Invest L.P. and holds a first lien term loan, a first lien delayed and a first lien revolver in Firebird Acquisition Corp, Inc., a wholly-owned subsidiary of Firebird Co-Invest L.P.
(20)The Company holds ordinary shares and Class B-1 and B-2 of preferred equity in TVG-Edmentum Holdings, LLC, and subordinated notes in Edmentum Ultimate Holdings, LLC, a wholly-owned subsidiary of TVG-Edmentum Holdings, LLC. As of December 31, 2025, the Company's stated value of the Company's Class B-1 and Class B-2 preferred equity investments, plus unpaid compounded dividends, was $48,080 and $29,707, respectively.
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
(22)The Company holds ordinary shares in New Benevis Topco, LLC, and holds first lien last out term loans and subordinated notes in New Benevis Holdco Inc., a wholly-owned subsidiary of New Benevis Topco, LLC.
(23)The Company holds ordinary shares in AAC Lender Holdings, LLC and two first lien term loans, a first lien revolver and subordinated notes in American Achievement Corporation, a partially-owned subsidiary of AAC Lender Holdings, LLC.
(24)The Company holds investments in two wholly-owned subsidiaries of Diamond Parent Holdings Corp. The Company holds two first lien term loans, a first lien delayed draw and a first lien revolver in Diligent Corporation and preferred equity in Diligent Preferred Issuer Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of it's equity investment, plus unpaid compounded dividends, was $15,827.
(25)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, two first lien delayed draws and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. . The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of it's equity investment, plus unpaid compounded dividends, was $20,249.
(26)The Company holds ordinary shares in FS WhiteWater Holdings, LLC, and a first lien term loan, a first lien revolver, and five first lien delayed draws in FS WhiteWater Borrower, LLC, a partially-owned subsidiary of FS WhiteWater Holdings, LLC.
(27)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of it's equity investment, plus unpaid compounded dividends, was $2,226.
(28)The Company holds ordinary shares in Eagle Infrastructure Super HoldCo, LLC and a first lien term loan in Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.), a wholly-owned subsidiary of Eagle Infrastructure Super Holdco, LLC.
(29)The Company holds Class A-1 Common Units in Ambrosia Topco LLC and two first lien term loans, a subordinated loan and a first lien delayed draw in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Topco LLC.
(30)The Company's Series A preferred equity investment and Series B preferred equity investment in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) are entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of it's Series A and Series B preferred equity investment, plus unpaid compounded dividends, was $3,335 and $4,116, respectively.
(31)The Company's common equity investment in HBWM Holdings, LLC. is entitled to receive cumulative return that are calculated using the unreturned original investment plus any unpaid capitalized dividends. As of December 31, 2025, the Company's unreturned original investment, plus any unpaid compounded dividends, was $4,776.
(32)The Company's preferred equity investment in Knockout Intermediate Holdings I, Inc. is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of it's share, plus unpaid compounded dividends, was $13,323.
(33)The Company's Series A preferred equity investment in Symplr Software Intermediate Holdings, Inc. is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of it's equity investment, plus unpaid compounded dividends, was $25,639.
(34)The Company's preferred equity investment in Dealer Tire Holdings, LLC is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of it's share, plus unpaid compounded dividends, was $90,671.
(35)The Company holds common units in Notorious Buyer, LLC, and a first lien term loan, a subordinated loan, and a first lien revolver in Notorious Topco, LLC and Notorious Holdings, LLC, two wholly-owned subsidiaries of Notorious Buyer, LLC.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

(36)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2025 and December 31, 2024 along with transactions during the year ended December 31, 2025 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.) / Eagle Infrastructure Super HoldCo, LLC	$19,156	$—	$—	$(819)	$18,337	$—	$1,321	$—	$—
Sierra Hamilton Holdings Corporation	2,000	—	—	—	2,000	—	—	—	—
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	91,620	6,967	—	(58,222)	40,365	—	4,357	2,594	250
Total Non-Controlled/Affiliated Investments	$112,776	$6,967	$—	$(59,041)	$60,702	$—	$5,678	$2,594	$250

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
(37)    Denotes investments in which the Company “Controls”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of December 31, 2025 and December 31, 2024 along with transactions during the year ended December 31, 2025 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
National HME, Inc./NHME Holdings Corp.	$3,000	$—	$—	$(3,000)	$—	$—	$—	$—	$—
New Benevis Topco, LLC / New Benevis Holdco, Inc.	140,102	21,456	—	(7,094)	154,464	—	14,309	—	1,383
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	63,076	7,657	—	(6,900)	63,833	—	5,759	—	500
NM NL Holdings, L.P.	104,512	—	—	1,584	106,096	—	—	8,740	—
NM GP Holdco, LLC	322	—	—	68	390	—	—	44	—
NM YI LLC	9,960	—	—	(1,319)	8,641	—	—	886	—
NMFC Senior Loan Program III LLC	160,000	—	—	—	160,000	—	—	22,600	—
NMFC Senior Loan Program IV LLC	112,400	—	—	—	112,400	—	—	15,315	—
UniTek Global Services, Inc.	107,524	72,385	(60,582)	(46,146)	73,181	38,898	516	10,851	1,070
Total Controlled Investments	$700,896	$101,498	$(60,582)	$(62,807)	$679,005	$38,898	$20,584	$58,436	$2,953

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
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2025, 15.4% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2025

December 31, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	66.30%
Second lien	3.33%
Subordinated	4.43%
Structured Finance Obligations	0.12%
Equity and other	25.82%
Total investments	100.00%

December 31, 2025
Industry Type	Percent of Total Investments at Fair Value
Software	19.22%
Business Services	18.84%
Healthcare	16.91%
Investment Funds (includes investments in joint ventures)	10.05%
Consumer Services	7.03%
Financial Services & Technology	6.28%
Distribution & Logistics	5.78%
Education	4.32%
Net Lease	4.20%
Packaging	2.75%
Energy	2.40%
Food & Beverage	0.77%
Business Products	0.58%
Consumer Products	0.52%
Specialty Chemicals & Materials	0.35%
Total investments	100.00%

December 31, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	83.69%
Fixed rates	16.31%
Total investments	100.00%

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
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(12)(13)	SOFR(M)	5.25%	9.71%	12/2021	12/2027	$22,733	$22,583	$22,734
	First lien (3)(11)(13)	SOFR(M)	5.25%	9.71%	12/2021	12/2027	20,218	20,104	20,218
	First lien (4)(13)	SOFR(M)	5.25%	9.71%	01/2022	12/2027	9,599	9,545	9,599
	First lien (4)(13)	SOFR(M)	5.25%	9.71%	12/2021	12/2027	7,375	7,327	7,375
	Subordinated (3)(11)(13)	FIXED(Q)*	11.50%/PIK	11.50%	12/2021	12/2031	15,733	15,598	15,366
	Subordinated (4)(13)	FIXED(Q)*	11.50%/PIK	11.50%	01/2022	12/2031	6,170	6,117	6,027
								81,274	81,319	5.98%
Knockout Intermediate Holdings I Inc.(30)
Kaseya Inc.
Software	First lien (2)(12)(13)	SOFR(Q)	5.50%	10.09%	06/2022	06/2029	64,124	63,786	64,124
	First lien (3)(11)(13)(16) - Drawn	SOFR(Q)	5.50%	9.83%	06/2022	06/2029	973	966	973
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.50%	10.09%	06/2022	06/2029	751	746	751
	First lien (3)(11)(13)	SOFR(Q)	5.50%	10.09%	06/2022	06/2029	238	237	238
								65,735	66,086	4.86%
Associations Finance, Inc.
Associations, Inc.
Business Services	First lien (3)(11)(13)	SOFR(Q)	6.50%	11.32%	05/2024	07/2028	49,430	49,409	49,430
	First lien (3)(13)(16) - Drawn	SOFR(Q)	6.50%	11.28%	05/2024	07/2028	1,539	1,538	1,539
	First lien (3)(13)(16) - Drawn	SOFR(Q)	6.50%	11.32%	05/2024	07/2028	641	641	641
	Subordinated (3)(13)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	7,959	7,942	7,959
	Subordinated (3)(13)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	3,039	3,033	3,039
								62,563	62,608	4.61%
GC Waves Holdings, Inc.
Financial Services & Technology	First lien (2)(12)(13)	SOFR(M)	4.75%	9.21%	08/2021	10/2030	40,312	40,084	40,312
	First lien (5)(13)	SOFR(M)	4.75%	9.21%	08/2021	10/2030	21,448	21,386	21,448
								61,470	61,760	4.54%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
OA Topco, L.P.(29)
OA Buyer, Inc.
Healthcare	First lien (2)(12)(13)	SOFR(M)	4.75%	9.11%	06/2024	12/2028	$31,513	$31,442	$31,513
	First lien (2)(12)(13)	SOFR(M)	4.75%	9.11%	12/2021	12/2028	27,425	27,248	27,425
	First lien (2)(12)(13)	SOFR(M)	4.75%	9.11%	05/2022	12/2028	1,736	1,724	1,736
								60,414	60,674	4.46%
GS Acquisitionco, Inc.
Software	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.58%	08/2019	05/2028	34,719	34,663	34,719
	First lien (5)(13)	SOFR(Q)	5.25%	9.58%	08/2019	05/2028	21,297	21,263	21,297
	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.58%	08/2019	05/2028	2,909	2,902	2,909
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.25%	9.58%	03/2024	05/2028	319	319	319
								59,147	59,244	4.36%
iCIMS, Inc.
Software	First lien (2)(12)(13)	SOFR(Q)	5.75%	10.38%	09/2023	08/2028	44,742	44,537	44,406
	First lien (2)(12)(13)	SOFR(Q)	6.25%	10.88%	10/2022	08/2028	7,366	7,321	7,311
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.75%	10.34%	08/2022	08/2028	706	705	701
								52,563	52,418	3.86%
OEConnection LLC
Business Services	First lien (2)(12)(13)	SOFR(M)	5.00%	9.36%	04/2024	04/2031	46,430	46,214	46,430	3.42%
Model N, Inc.
Healthcare	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.33%	06/2024	06/2031	44,218	44,008	43,997	3.24%
Deca Dental Holdings LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)	5.75%	10.18%	08/2021	08/2028	37,094	36,871	36,604
	First lien (3)(11)(13)	SOFR(Q)	5.75%	10.18%	08/2021	08/2028	3,905	3,880	3,853
	First lien (3)(11)(13)(16) - Drawn	SOFR(Q)	5.75%	10.20%	08/2021	08/2027	3,027	2,997	2,987
								43,748	43,444	3.20%
IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(12)(13)	SOFR(M)	5.75%	10.21%	07/2021	07/2028	18,372	18,291	18,372
	First lien (3)(11)(13)	SOFR(M)	5.75%	10.21%	07/2022	07/2028	7,764	7,713	7,764
	Subordinated (3)(13)	SOFR(Q)	7.50%	11.93%	07/2022	07/2029	16,953	16,795	16,953
								42,799	43,089	3.17%
Sierra Enterprises, LLC
Food & Beverage	First lien (3)(11)(13)	SOFR(Q)	6.75%	11.34%	06/2023	05/2027	42,450	38,840	42,450	3.12%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.55%	05/2022	10/2028	$15,593	$15,565	$15,593
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.55%	08/2021	10/2028	11,908	11,887	11,908
	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.55%	08/2021	10/2028	6,659	6,644	6,659
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.50%	01/2022	10/2028	1,228	1,221	1,228
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.56%	01/2022	10/2028	824	819	824
	Subordinated (3)(13)	FIXED(Q)*	13.00%/PIK	13.00%	05/2023	05/2033	4,231	4,185	4,231
								40,321	40,443	2.98%
MRI Software LLC
Software	First lien (5)(13)	SOFR(Q)	4.75%	9.08%	01/2020	02/2027	21,430	21,398	21,430
	First lien (3)(11)(13)	SOFR(Q)	4.75%	9.08%	03/2021	02/2027	7,591	7,580	7,591
	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.08%	03/2021	02/2027	4,521	4,516	4,521
	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.08%	01/2020	02/2027	3,107	3,103	3,107
	First lien (3)(11)(13)	SOFR(Q)	4.75%	9.08%	01/2020	02/2027	793	792	793
	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.75%	9.08%	01/2020	02/2027	111	111	111
								37,500	37,553	2.76%
Foreside Financial Group, LLC
Business Services	First lien (2)(12)(13)	SOFR(M)	5.25%	9.71%	05/2022	09/2027	33,356	33,163	33,356
	First lien (3)(11)(13)	SOFR(M)	5.25%	9.71%	05/2022	09/2027	4,075	4,041	4,075
								37,204	37,431	2.75%
CentralSquare Technologies, LLC
Software	First lien (2)(12)(13)	SOFR(M)*	2.88% + 3.38%/PIK	10.63%	04/2024	04/2030	35,797	35,399	35,797	2.63%
Auctane Inc. (fka Stamps.com Inc.)
Distribution & Logistics	First lien (3)(11)(13)	SOFR(S)	5.75%	10.94%	10/2021	10/2028	21,624	21,492	21,138
	First lien (2)(12)(13)	SOFR(S)	5.75%	10.94%	10/2021	10/2028	14,624	14,534	14,295
								36,026	35,433	2.61%
IG Investments Holdings, LLC
Business Services	First lien (2)(12)(13)	SOFR(Q)	5.00%	9.67%	09/2021	09/2028	32,799	32,611	32,799
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.67%	03/2024	09/2028	2,542	2,540	2,542
								35,151	35,341	2.60%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Power Grid Holdings, Inc.
Business Products	First lien (4)(13)	SOFR(Q)	4.75%	9.08%	11/2023	12/2030	$22,387	$22,228	$22,387	1.65%
Xactly Corporation
Software	First lien (4)(13)	SOFR(Q)	6.25%	10.86%	07/2017	07/2027	22,500	22,483	22,250	1.64%
YLG Holdings, Inc.
Business Services	First lien (5)(13)	SOFR(Q)	4.75%	9.09%	11/2019	12/2030	21,825	21,798	21,825	1.61%
Ambrosia Holdco Corp(32)
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(13)	SOFR(M)*	5.25%/PIK	9.59%	01/2024	06/2029	12,327	11,782	10,402
	First lien (3)(11)(13)	SOFR(M)*	5.25%/PIK	9.59%	01/2024	06/2029	9,925	9,818	8,374
	First lien (3)(11)(13)	SOFR(M)*	2.00%/PIK + 1.00%	7.34%	03/2024	06/2029	2,843	2,317	2,351
	Subordinated (2)(13)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	302	302	302
	Subordinated (3)(13)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	291	291	291
								24,510	21,720	1.60%
Cardinal Parent, Inc.
Financial Services & Technology	First lien (4)	SOFR(Q)	4.50%	8.98%	10/2020	11/2027	11,730	11,689	11,249
	Second lien (4)(13)	SOFR(Q)	7.75%	12.24%	11/2020	11/2028	9,767	9,709	9,423
								21,398	20,672	1.52%
PDI TA Holdings, Inc.
Software	First lien (4)(13)	SOFR(Q)	5.50%	10.09%	01/2024	02/2031	18,161	18,078	18,161
	First lien (4)(13)(16) - Drawn	SOFR(Q)	5.50%	10.00%	01/2024	02/2031	2,360	2,348	2,360
								20,426	20,521	1.51%
Oranje Holdco, Inc.
Education	First lien (2)(12)(13)	SOFR(Q)	7.75%	12.32%	02/2023	02/2029	7,440	7,370	7,440
	First lien (3)(11)(13)	SOFR(Q)	7.75%	12.32%	02/2023	02/2029	7,440	7,369	7,440
	First lien (3)(11)(13)	SOFR(Q)	7.25%	11.82%	04/2024	02/2029	5,454	5,404	5,454
								20,143	20,334	1.50%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)(11)	SOFR(M)	6.75%	11.22%	03/2021	03/2029	20,313	20,280	20,281	1.49%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(12)(13)	SOFR(S)	5.25%	9.76%	06/2021	06/2028	15,382	15,303	15,382
	First lien (2)(12)(13)	SOFR(S)	5.25%	9.94%	06/2021	06/2028	4,467	4,438	4,467
								19,741	19,849	1.46%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(13)	SOFR(M)	4.50%	8.84%	02/2020	02/2028	$14,635	$14,617	$14,635
	First lien (5)(13)	SOFR(M)	4.50%	8.84%	02/2024	02/2028	2,268	2,254	2,268
								16,871	16,903	1.24%
Viper Bidco. Inc.
Business Services	First lien (3)(11)(13)(14)	SONIA(D)	5.00%	9.70%	11/2024	11/2031	£12,030	$15,181	$14,981	1.10%
Calabrio, Inc.
Software	First lien (5)(13)	SOFR(Q)	5.50%	10.01%	04/2021	04/2027	12,286	12,244	12,286
	First lien (5)(13)	SOFR(Q)	5.50%	10.01%	01/2024	04/2027	1,574	1,562	1,574
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.50%	10.02%	04/2021	04/2027	637	633	637
								14,439	14,497	1.07%
Coupa Holdings, LLC
Software	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.84%	02/2023	02/2030	14,388	14,243	14,388	1.06%
Houghton Mifflin Harcourt Company
Education	First lien (3)(11)	SOFR(M)	5.25%	9.71%	10/2023	04/2029	14,484	14,108	14,291	1.05%
Daxko Acquisition Corporation
Financial Services & Technology	First lien (3)(11)(13)	SOFR(M)	5.00%	9.36%	10/2021	10/2028	12,878	12,799	12,878
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.36%	10/2021	10/2028	1,085	1,078	1,085
	First lien (3)(13)	SOFR(M)	5.00%	9.36%	10/2021	10/2028	65	64	65
								13,941	14,028	1.03%
Convey Health Solutions, Inc.
Healthcare	First lien (3)(11)(13)	SOFR(Q)*	1.00% + 4.25%/PIK	9.68%	09/2019	07/2029	13,152	13,101	11,935
	First lien (3)(11)(13)	SOFR(Q)*	1.00% + 4.25%/PIK	9.68%	02/2022	07/2029	2,196	2,180	1,993
								15,281	13,928	1.02%
CFS Management, LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)*	6.25% + 2.25%/PIK	13.09%	08/2019	09/2026	11,881	11,880	10,693
	First lien (2)(12)(13)	SOFR(Q)*	6.25% + 2.25%/PIK	13.09%	08/2019	09/2026	3,539	3,548	3,185
								15,428	13,878	1.02%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First lien (3)(11)(13)	SOFR(M)	4.75%	9.11%	05/2024	06/2031	13,687	13,591	13,585	1.00%
USRP Holdings, Inc.
Business Services	First lien (3)(11)(13)	SOFR(M)	5.00%	9.36%	07/2021	12/2029	6,984	6,946	6,984
	First lien (2)(12)(13)	SOFR(M)	5.00%	9.36%	07/2021	12/2029	5,541	5,512	5,541
								12,458	12,525	0.92%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Anaplan, Inc.
Software	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.58%	06/2022	06/2029	$10,618	$10,548	$10,618	0.78%
Project Accelerate Parent, LLC
Financial Services & Technology	First lien (5)(13)	SOFR(M)	5.25%	9.61%	02/2024	02/2031	10,519	10,470	10,519	0.77%
Specialtycare, Inc.
Healthcare	First lien (2)(12)(13)	SOFR(Q)	5.75%	10.60%	06/2021	06/2028	10,247	10,167	9,953
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)	4.00%	9.04%	06/2021	06/2026	324	319	315
	First lien (3)(11)(13)	SOFR(Q)	5.75%	10.66%	06/2021	06/2028	77	76	75
								10,562	10,343	0.76%
Ciklum Inc.**
Business Services	First lien (2)(12)(13)	SOFR(Q)	6.50%	11.17%	02/2024	02/2030	9,536	9,430	9,536	0.70%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(12)(13)	SOFR(Q)*	6.75% + 2.00%/PIK	13.08%	07/2021	07/2027	8,493	8,447	8,449
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	13.11%	07/2021	07/2026	954	945	950
								9,392	9,399	0.69%
Planview Parent, Inc.
Software	Second lien (2)(12)	SOFR(Q)	5.75%	10.08%	06/2024	12/2028	9,231	9,208	9,208	0.68%
Safety Borrower Holdings LLC
Business Services	First lien (2)(12)(13)	SOFR(M)	5.25%	9.72%	09/2021	09/2027	7,446	7,425	7,446
	First lien (3)(11)(13)	SOFR(M)	5.25%	9.72%	09/2021	09/2027	1,523	1,523	1,523
	First lien (3)(13)(16) - Drawn	P(Q)	4.25%	11.75%	09/2021	09/2027	128	127	128
								9,075	9,097	0.67%
Icefall Parent, Inc.
Financial Services & Technology	First lien (3)(11)(13)	SOFR(M)	6.50%	10.86%	01/2024	01/2030	8,696	8,619	8,696	0.64%
KPSKY Acquisition Inc.
Business Services	First lien (3)(11)(13)	SOFR(Q)	5.50%	10.19%	10/2021	10/2028	6,827	6,785	6,570
	First lien (3)(11)(13)	SOFR(Q)	5.50%	10.15%	06/2022	10/2028	1,149	1,140	1,106
	First lien (3)(11)(13)	SOFR(Q)	5.50%	10.28%	10/2021	10/2028	782	777	752
	First lien (3)(13)(16) - Drawn	SOFR(Q)	5.75%	10.36%	11/2023	10/2028	19	19	18
								8,721	8,446	0.62%
Alegeus Technologies Holdings Corp.
Healthcare	First lien (3)(11)(13)	SOFR(Q)	6.75%	11.30%	10/2024	11/2029	8,510	8,406	8,404	0.62%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Park Place Technologies, LLC
Business Services	First lien (2)(12)(13)	SOFR(M)	5.25%	9.61%	07/2024	03/2031	$7,654	$7,635	$7,635
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)	5.25%	9.80%	07/2024	03/2030	258	258	258
								7,893	7,893	0.58%
Eclipse Topco, Inc. (33)
Eclipse Buyer Inc.
Financial Services & Technology	First lien (4)(13)	SOFR(M)	4.75%	9.26%	09/2024	09/2031	7,113	7,078	7,078	0.52%
CRCI Longhorn Holdings, Inc.
Business Services	First lien (2)(12)(13)	SOFR(M)	5.00%	9.36%	08/2024	08/2031	6,516	6,484	6,483
	First lien (3)(11)(13)(16) - Drawn	SOFR(M)	5.00%	9.36%	08/2024	08/2031	489	486	486
								6,970	6,969	0.51%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(13)	—	—	—	05/2013	—	14,500	14,500	6,525	0.48%
Greenway Health, LLC
Healthcare	First lien (3)(11)(13)	SOFR(Q)	6.75%	11.08%	12/2023	04/2029	6,302	6,221	6,302	0.46%
Legends Hospitality Holding Company, LLC
Business Services	First lien (5)(13)	SOFR(Q)*	2.75% + 2.75%/PIK	10.02%	08/2024	08/2031	6,124	6,065	6,062
	First lien (3)(13)(16) - Drawn	SOFR(M)	5.00%	9.41%	08/2024	08/2030	72	71	71
								6,136	6,133	0.45%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (3)(11)(13)	SOFR(M)	4.50%	8.86%	03/2024	11/2028	3,808	3,808	3,808
	First lien (3)(13)(16) - Drawn	SOFR(M)	4.75%	9.11%	03/2024	11/2028	2,313	2,302	2,313
								6,110	6,121	0.45%
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.) (20)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First lien (3)(11)(13)	SOFR(S)	7.00%	12.08%	05/2021	05/2027	6,109	6,081	6,109	0.45%
NC Topco, LLC
Financial Services & Technology	First lien (2)(12)(13)	SOFR(M)*	2.50% + 2.75%/PIK	9.61%	08/2024	09/2031	5,853	5,825	5,824	0.43%
Healthspan Buyer, LLC
Healthcare	First lien (3)(11)(13)	SOFR(Q)	5.25%	9.58%	10/2023	10/2030	5,069	5,025	5,069	0.37%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Michael Baker International, LLC
Business Services	First lien (3)(11)	SOFR(M)	4.75%	9.11%	05/2024	12/2028	$4,892	$4,869	$4,910	0.36%
Adelaide Borrower, LLC**
Business Services	First lien (3)(11)(13)	SOFR(Q)	6.25%	10.58%	05/2024	05/2030	4,698	4,656	4,698	0.35%
Logrhythm, Inc.
Software	First lien (3)(11)(13)	SOFR(M)	7.50%	11.86%	07/2024	07/2029	4,196	4,138	4,196	0.31%
RLG Holdings, LLC
Packaging	First lien (2)(12)	SOFR(M)	5.00%	9.36%	06/2024	07/2028	3,970	3,970	3,934	0.29%
CommerceHub, Inc.
Software	First lien (3)(11)(13)	SOFR(Q)	6.25%	10.90%	06/2023	12/2027	3,920	3,608	3,920	0.29%
Kene Acquisition, Inc.
Business Services	First lien (2)(12)(13)	SOFR(Q)	5.25%	9.84%	02/2024	02/2031	3,509	3,477	3,509
	First lien (3)(13)(16) - Drawn	SOFR(M)	5.25%	9.59%	02/2024	02/2031	162	161	162
								3,638	3,671	0.27%
Next Holdco, LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)	5.75%	10.27%	11/2023	11/2030	3,494	3,471	3,494	0.26%
CB Buyer, Inc.
Financial Services & Technology	First lien (2)(12)(13)	SOFR(M)	5.25%	9.61%	07/2024	07/2031	3,308	3,293	3,292	0.24%
AI Altius US Bidco, Inc.
Business Services	First lien (3)(11)(13)	SOFR(S)	4.75%	9.03%	05/2024	12/2028	3,062	3,048	3,062	0.23%
Galway Borrower LLC
Business Services	First lien (3)(13)(16) - Drawn	SOFR(Q)	4.50%	8.83%	04/2024	09/2028	1,806	1,779	1,788
	First lien (2)(12)(13)	SOFR(Q)	4.50%	8.83%	04/2024	09/2028	1,090	1,083	1,080
								2,862	2,868	0.21%
DCA Investment Holding, LLC
Healthcare	First lien (2)(12)(13)	SOFR(Q)	6.41%	10.73%	03/2021	04/2028	1,804	1,798	1,758
	First lien (3)(11)(13)	SOFR(Q)	6.50%	10.83%	12/2022	04/2028	1,011	1,000	987
								2,798	2,745	0.20%
Compsych Investments Corp.
Business Services	First lien (2)(12)(13)	SOFR(Q)	4.75%	9.38%	07/2024	07/2031	1,164	1,162	1,162	0.09%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(11)(13)	SOFR(M)	5.25%	9.61%	05/2024	10/2029	1,050	1,045	1,050	0.08%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First lien (3)(13)(16) - Drawn	SOFR(S)	4.75%	9.18%	06/2024	12/2028	467	464	467	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(2)(13)	—	—	—	06/2024	06/2029	$152	$152	$152
	Trust Claim(3)(13)	—	—	—	06/2024	06/2029	52	52	52
								204	204	0.02%
PPVA Fund, L.P.
Business Services	Collateralized Financing (18)(19)	—	—	—	11/2014	—	—	—	—	—%
Total Funded Debt Investments - United States								$2,022,101	$1,990,400	146.43%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First lien (3)(11)(13)	SOFR(S)*	3.50% + 2.00%/PIK	10.76%	07/2024	07/2031	$19,418	$19,326	$19,321	1.42%
Total Funded Debt Investments - Jersey								$19,326	$19,321	1.42%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (3)(11)(13)	SOFR(M)	8.25%	12.72%	10/2019	10/2027	$34,459	$34,335	$34,459	2.54%
Integro Parent Inc.**
Business Services	Second lien (3)(11)(13)	SOFR(Q)*	12.25%/PIK	16.58	10/2015	07/2025	7,091	6,405	6,331	0.47%
Total Funded Debt Investments - United Kingdom								$40,740	$40,790	3.01%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.63%	12/2022	12/2029	$3,445	$3,405	$3,445
	First lien (3)(11)(13)	SOFR(Q)	5.00%	9.63%	12/2023	12/2029	1,342	1,330	1,342
								4,735	4,787	0.35%
Total Funded Debt Investments - Australia								$4,735	$4,787	0.35%
Total Funded Debt Investments								$2,086,902	$2,055,298	151.21%
Equity - United States
Dealer Tire Holdings, LLC
Distribution & Logistics	Preferred shares (3)(11)(13)	FIXED(A)*	7.00%/PIK	7.00%	09/2021	—	56,271	$75,927	$79,222	5.83%
Symplr Software Intermediate Holdings, Inc.
Healthcare	Preferred shares (4)(13)	SOFR(Q)*	10.50%/PIK	14.97%	11/2018	—	7,500	16,363	16,450
	Preferred shares (3)(11)(13)	SOFR(Q)*	10.50%/PIK	14.97%	11/2018	—	2,586	5,641	5,671
								22,004	22,121	1.63%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Knockout Intermediate Holdings I Inc.(30)
Software	Preferred shares (3)(13)	SOFR(S)*	10.75%/PIK	15.03%	06/2022	—	15,150	$20,819	$21,010	1.55%
ACI Parent Inc.(26)
Healthcare	Preferred shares (3)(13)	FIXED(Q)*	11.75%/PIK	11.75%	08/2021	—	12,500	18,444	16,419	1.21%
Project Essential Super Parent, Inc.
Software	Preferred shares (3)(13)	SOFR(Q)*	9.50%/PIK	14.10%	04/2021	—	10,000	15,929	14,833	1.09%
Diamond Parent Holdings Corp. (25)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(13)	FIXED(S)*	10.50%/PIK	10.50%	04/2021	—	10,000	14,162	13,609	1.00%
HBWM Holdings, LLC
Financial Services & Technology	Ordinary shares (9)(13)	FIXED(Q)	4.00%	4.00%	09/2021	—	47,114	4,717	9,532	0.70%
OA Topco, L.P.(29)
Healthcare	Ordinary shares (3)(13)	—	—	—	12/2021	—	2,000,000	2,000	7,646	0.56%
Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.)
Packaging	Preferred shares (3)(13)	FIXED(A)*	15.00%/PIK	15.00%	05/2024	—	2,900	2,900	2,900
	Preferred shares (3)(13)	FIXED(A)(18)*	11.50%/PIK	11.50%	05/2024	—	3,691	2,565	2,702
	Ordinary shares (3)(13)	—	—	—	05/2024	—	290	145	305
								5,610	5,907	0.43%
FS WhiteWater Holdings, LLC(27)
Consumer Services	Ordinary shares (5)(13)	—	—	—	12/2021	—	50,000	5,000	4,618	0.34%
Appriss Health Holdings, Inc. (20)
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.)(20)
Business Services	Preferred shares (3)(13)	FIXED(Q)*	11.00%/PIK	11.00%	05/2021	—	2,333	3,432	3,371	0.25%
Ambrosia Holdco Corp. (32)
Distribution & Logistics	Ordinary shares (2)(13)	—	—	—	01/2024	—	126,536	1,348	1,348
	Ordinary shares (3)(13)	—	—	—	01/2024	—	122,044	1,300	1,300
								2,648	2,648	0.19%
Pioneer Topco I, L.P.(28)
Software	Ordinary shares (10)(13)	—	—	—	11/2021	—	199,980	2,000	2,000	0.15%
Eclipse Topco, Inc.(33)
Financial Services & Technology	Preferred shares (4)(13)	FIXED(S)*	12.50%/PIK	12.50%	09/2024	—	190	1,952	1,952	0.14%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
GEDC Equity, LLC
Healthcare	Participation Interest(3)(13)	—	—	—	06/2023	—	190,000	$190	$50	0.00%
Ancora Acquisition LLC
Education	Preferred shares (7)(13)	—	—	—	08/2013	—	372	83	—	—%
AAC Lender Holdings, LLC(24)
Education	Ordinary shares (3)(13)	—	—	—	03/2021	—	758	—	—	—%
Total Shares - United States								$194,917	$204,938	15.07%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(11)	FIXED(Q)	11.75%	11.75%	09/2017	—	138,678	$13,788	$13,867	1.02%
Total Shares - Hong Kong								$13,788	$13,867	1.02%
Total Shares								$208,705	$218,805	16.09%
Structured Finance Obligations - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations (3)	SOFR(S)	7.00%	11.46%	11/2024	01/2037	3,232	$3,232	$3,232	0.24%
Total Structured Finance Obligations - United States								$3,232	$3,232	0.24%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants (2)(13)	—	—	—	06/2024	06/2029	138,622	$182	$327
	Warrants (3)(13)	—	—	—	06/2024	06/2029	47,459	62	112
								244	439	0.03%
Total Warrants - United States								$244	$439	0.03%
Total Funded Investments								$2,299,083	$2,277,774	167.57%
Unfunded Debt Investments - United States
Groundworks, LLC
Business Services	First lien (4)(16) - Undrawn	—	—	—	03/2024	03/2026	$2,938	$(15)	$20	0.00%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	12/2025	1,685	—	—	—%
AAC Lender Holdings, LLC(24)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(13)(16) - Undrawn	—	—	—	01/2021	09/2026	2,652	—	—	—%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)(13)(16) - Undrawn	—	—	—	10/2024	10/2026	2,695	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
DOXA Insurance Holdings LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	$3,046	$—	$—	—%
AI Altius US Bidco, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	3,077	—	—	—%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	5,676	—	—	—%
Riskonnect Parent, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	6,349	—	—	—%
Safety Borrower Holdings LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	09/2021	09/2027	384	(2)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	578	(3)	—	—%
Next Holdco, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2025	903	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2029	339	(3)	—
								(3)	—	—%
Associations, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	07/2028	1,539	(1)	—
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	07/2028	3,200	(2)	—
								(3)	—	—%
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.)( (20)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2021	05/2027	417	(4)	—	—%
Bullhorn, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	1,847	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	09/2019	10/2029	935	(4)	—
								(4)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
PPV Intermediate Holdings, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	08/2022	08/2029	$486	$(5)	$—	—%
Kene Acquisition, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2026	1,398	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2031	468	(5)	—
								(5)	—	—%
Logrhythm, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	07/2029	420	(6)	—	—%
Calabrio, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	04/2021	04/2027	850	(6)	—	—%
Wealth Enhancement Group, LLC
Financial Services & Technology	First lien (3)(13)(16) - Undrawn	—	—	—	08/2021	10/2028	2,040	(6)	—	—%
Adelaide Borrower, LLC**
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2026	1,048	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2030	667	(7)	—
								(7)	—	—%
Icefall Parent, Inc.
Financial Services & Technology	First lien (3)(13)(16) - Undrawn	—	—	—	01/2024	01/2030	828	(8)	—	—%
Project Accelerate Parent, LLC
Financial Services & Technology	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2031	1,510	(8)	—	—%
USRP Holdings, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2021	12/2029	893	(9)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(13)(16) - Undrawn	—	—	—	02/2020	02/2028	1,799	(9)	—	—%
MRI Software LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	01/2020	02/2027	1,891	(9)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
PDI TA Holdings, Inc.
Software	First lien (4)(13)(16) - Undrawn	—	—	—	01/2024	02/2026	$1,865	$—	$—
	First lien (3)(13)(16) - Undrawn	—	—	—	01/2024	02/2031	1,830	(9)	—
								(9)	—	—%
Daxko Acquisition Corporation
Financial Services & Technology	First lien (3)(13)(16) - Undrawn	—	—	—	10/2021	10/2028	986	(10)	—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	02/2022	02/2028	1,969	(10)	—	—%
Healthspan Buyer, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	10/2023	10/2030	1,229	(12)	—	—%
Coupa Holdings, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	02/2023	08/2025	1,291	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2023	02/2029	989	(12)	—
								(12)	—	—%
Brave Parent Holdings, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	05/2025	376	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2030	1,594	(6)	—
	First lien (5)(13)(16) - Undrawn	—	—	—	11/2023	05/2025	963	(7)	—
								(13)	—	—%
FS WhiteWater Holdings, LLC(27)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	12/2021	12/2027	1,400	(14)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(12)(13)(16) - Undrawn	—	—	—	12/2024	04/2025	785	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	06/2021	06/2028	1,501	(15)	—
								(15)	—	—%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
OEConnection LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	04/2026	$8,101	$—	$—
	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	04/2031	5,063	(25)	—
								(25)	—	—%
Pioneer Topco I, L.P.(28)
Pioneer Buyer I, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	11/2021	11/2027	3,284	(26)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	03/2024	03/2026	1,120	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2019	05/2028	4,821	(26)	—
								(26)	—	—%
Infogain Corporation
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2021	07/2026	3,827	(29)	—	—%
GC Waves Holdings, Inc.
Financial Services & Technology	First lien (3)(13)(16) - Undrawn	—	—	—	10/2019	10/2030	3,951	(30)	—	—%
OA Topco, L.P.(29)
OA Buyer, Inc.
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	12/2021	12/2028	3,600	(36)	—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	12/2021	12/2027	3,659	(37)	—	—%
PetVet Care Centers, LLC
Consumer Services	First lien (3)(13)(16) - Undrawn	—	—	—	10/2023	11/2025	3,708	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	10/2023	11/2029	3,708	(37)	—
								(37)	—	—%
Ciklum Inc.**
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	08/2025	11,955	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2024	02/2030	2,989	(37)	—
								(37)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
IG Investments Holdings, LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	09/2021	09/2028	$3,780	$(38)	$—	—%
Power Grid Holdings, Inc.
Business Products	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	12/2030	4,289	(43)	—	—%
TigerConnect, Inc.
Healthcare	First lien (2)(13)(16) - Undrawn	—	—	—	02/2022	12/2025	1,301	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	02/2022	02/2028	4,267	(43)	—
								(43)	—	—%
CentralSquare Technologies, LLC
Software	First lien (3)(13)(16) - Undrawn	—	—	—	04/2024	04/2030	3,980	(50)	—	—%
Compsych Investments Corp.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	07/2027	333	—	(1)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(13)(16) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(1)	(0.00)%
Park Place Technologies, LLC
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	03/2030	643	(2)	(2)
	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	09/2025	1,201	(3)	(3)
								(5)	(5)	(0.00)%
CB Buyer, Inc.
Financial Services & Technology	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	07/2031	364	(2)	(2)
	First lien (3)(13)(16) - Undrawn	—	—	—	07/2024	07/2026	934	—	(5)
								(2)	(7)	(0.00)%
Specialtycare, Inc.
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	06/2021	06/2026	235	(4)	(7)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First lien (5)(13)(16) - Undrawn	—	—	—	08/2024	08/2026	358	—	(4)
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2030	644	(6)	(6)
								(6)	(10)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
CRCI Longhorn Holdings, Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2031	$597	$(3)	$(3)
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2026	1,629	—	(8)
								(3)	(11)	(0.00)%
NC Topco, LLC
Financial Services & Technology	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	09/2031	669	(3)	(3)
	First lien (3)(13)(16) - Undrawn	—	—	—	08/2024	08/2026	1,672	—	(8)
								(3)	(11)	(0.00)%
Xactly Corporation
Software	First lien (3)(13)(16) - Undrawn	—	—	—	07/2017	07/2027	992	(10)	(11)	(0.00)%
DOCS, MSO, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	06/2022	06/2028	2,405	—	(13)	(0.00)%
GraphPAD Software, LLC
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	06/2031	1,682	(4)	(4)
	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	06/2026	4,038	(10)	(10)
								(14)	(14)	(0.00)%
Viper Bidco. Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	11/2024	11/2026	4,150	—	—
	First lien (3)(13)(16) - Undrawn	—	—	—	11/2024	11/2031	3,320	(17)	(17)
								(17)	(17)	(0.00)%
iCIMS, Inc.
Software	First lien (3)(13)(16) - Undrawn	—	—	—	08/2022	08/2028	2,824	(25)	(21)	(0.00)%
Eclipse Topco, Inc. (33)
Eclipse Buyer Inc.
Financial Services & Technology	First lien (4)(13)(16) - Undrawn	—	—	—	09/2024	09/2026	1,206	—	(6)
	First lien (3)(13)(16) - Undrawn	—	—	—	09/2024	09/2031	4,190	(21)	(21)
								(21)	(27)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (17)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (15)	Cost	Fair Value	Percent of Net Assets
Baker Tilly Advisory Group, LP
Financial Services & Technology	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	06/2026	$2,065	$—	$(15)
	First lien (3)(13)(16) - Undrawn	—	—	—	05/2024	06/2030	2,894	(22)	(22)
								(22)	(37)	(0.00)%
KPSKY Acquisition Inc.
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	11/2023	11/2025	1,568	—	(47)	(0.00)%
ACI Parent Inc.(26)
ACI Group Holdings, Inc.
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	08/2021	08/2027	2,118	(21)	(62)	(0.00)%
Model N, Inc.
Healthcare	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	06/2031	4,825	(24)	(24)
	First lien (3)(13)(16) - Undrawn	—	—	—	06/2024	06/2026	9,047	—	(45)
								(24)	(69)	(0.01)%
Notorious Topco, LLC
Consumer Products	First lien (3)(13)(16) - Undrawn	—	—	—	11/2021	05/2027	880	(7)	(71)	(0.01)%
Total Unfunded Debt Investments - United States								$(995)	$(422)	(0.03)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(13)(16) - Undrawn	—	—	—	12/2022	12/2028	$320	$(5)	$—	—%
Total Unfunded Debt Investments - Australia								$(5)	$—	—%
Total Unfunded Debt Investments								$(1,000)	$(422)	(0.03)%
Total Non-Controlled/Non-Affiliated Investments								$2,298,083	$2,277,352	167.54%
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2024

December 31, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	63.31%
Second lien	6.37%
Subordinated	3.30%
Structured Finance Obligations	0.10%
Equity and other	26.92%
Total investments	100.00%

December 31, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	20.12%
Business Services	18.85%
Healthcare	17.35%
Investment Funds (includes investments in joint ventures)	8.92%
Financial Services & Technology	6.40%
Consumer Services	6.22%
Education	6.07%
Distribution & Logistics	5.04%
Net Lease	3.71%
Packaging	2.20%
Energy	2.11%
Food & Beverage	1.37%
Business Products	0.72%
Consumer Products	0.62%
Specialty Chemicals & Materials	0.30%
Total investments	100.00%

December 31, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	86.62%
Fixed rates	13.38%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation
December 31, 2025
(in thousands, except share data)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through December 31, 2025, NMFC has raised approximately $1,034,550 in net proceeds from additional offerings of its common stock.
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
•NMF QID NGL Holdings, Inc. ("NMF QID"), NMF YP Holdings, Inc. ("NMF YP"), NMF Permian Holdings, LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB") and NMF Pioneer, Inc. ("NMF Pioneer"), which are treated as corporations for U.S. federal income tax purposes and are intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity related investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); the Company consolidates these corporations for accounting purposes but the corporations are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.

New Mountain Net Lease Corporation ("NMNLC"), a majority-owned consolidated subsidiary of the Company, which acquires commercial real estate properties that are subject to "triple net" leases, and has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.

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
Similar to the Company, the investment objective of each of SBIC I, SBIC II and SBIC III is to generate current income and capital appreciation under the investment criteria used by the Company. However, investments made by SBIC I, SBIC II and SBIC III must be in SBA eligible small businesses.
The Company’s portfolio may be concentrated in a limited number of industries. As of December 31, 2025, the Company’s top five industry concentrations were software, business services, healthcare, investment funds (which includes the Company's investments in its joint ventures) and consumer services.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC 946”). The Company consolidates its wholly-owned direct and indirect subsidiaries: NMF Servicing, SBIC I, SBIC I GP, SBIC II, SBIC II GP, SBIC III, SBIC III GP, NMF QID, NMF YP, NMF Permian, NMF HB and NMF Pioneer and its majority-owned consolidated subsidiary: NMNLC. For majority-owned consolidated subsidiaries, the third-party equity interest is referred to as non-controlling interest. The net income attributable to non-controlling interests for such subsidiaries is presented as “Net increase (decrease) in net assets resulting from operations related to non-controlling interest” in the Company’s Consolidated Statements of Operations. The portion of shareholders' equity that is attributable to non-controlling interests for such subsidiaries is presented as “Non-controlling interest”, a component of total equity, on the Company’s Consolidated Statements of Assets and Liabilities.
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments as of December 31, 2025 are disclosed on the Company's Consolidated Schedule of Investments.
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
Below is certain summarized property information for NMNLC as of December 31, 2025:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	December 31, 2025
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$106,486
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,641
					$115,127
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2025 and December 31, 2024, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $13,500 and $13,500, respectively. The collateralized agreement to resell is on non-accrual status. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2025 and December 31, 2024. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company recognized PIK interest from investments of $30,202, $36,870 and $33,594, respectively, and non-cash dividends from investments of $28,950, $31,575 and $27,409, respectively.
Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.
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
The following table summarizes the current income tax expense, deferred income tax provision and total income tax provision, for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended December 31,
	2025	2024	2023
Current income tax expense	$21	$262	$418
Deferred income tax provision	409	2,114	1,344
Total income tax provision	$430	$2,376	$1,762
As of December 31, 2025 and December 31, 2024, the Company had $1,819 and $1,410 of deferred tax liabilities, primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") through December 31, 2025. The 2022 through 2025 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.
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
During the year ended December 31, 2025, the Company repurchased 5,213,541 shares of the Company's common stock in the open market for $51,952, including commissions paid. During the year ended December 31, 2024, the Company did not repurchase any shares of the Company's common stock. During the fiscal year ended December 31, 2025, the Company repurchased $47,052 of outstanding shares of its common stock under the Old Repurchase Program and the Company repurchased $4,900 of outstanding shares of its common stock under the Repurchase Program.
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
Note 3. Investments
At December 31, 2025, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,854,022	$1,818,215
Second lien	104,890	91,179
Subordinated	128,705	121,487
Structured Finance Obligations	3,232	3,277
Equity and other	821,266	707,855
Total investments	$2,912,115	$2,742,013
Investment Cost and Fair Value by Industry

	Cost (1)	Fair Value (1)
Software	$533,638	$526,440
Business Services	573,549	516,701
Healthcare	517,598	463,591
Investment Funds (includes investments in joint ventures)	275,632	275,677
Consumer Services	193,415	192,842
Financial Services & Technology	165,745	172,215
Distribution & Logistics	162,382	158,599
Education	195,960	118,507
Net Lease	81,370	115,127
Packaging	76,052	75,324
Energy	75,771	65,833
Food & Beverage	21,193	21,177
Business Products	15,897	16,026
Consumer Products	14,283	14,283
Specialty Chemicals & Materials	9,630	9,671
Total investments	$2,912,115	$2,742,013

(1)During the year ended December 31, 2025, the Company updated its investment industry classification to better reflect the business mix of underlying portfolio companies. The Consolidated Schedule of Investments as of December 31, 2024, as well as the industry composition of investments as of December 31, 2024, has been updated to conform to the classifications used to prepare the consolidated financial statements as of and for the year ended December 31, 2025.

At December 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,970,251	$1,956,608
Second lien	211,449	197,050
Subordinated	113,928	102,034
Structured Finance Obligations	3,232	3,232
Equity and other	803,064	832,100
Total investments	$3,101,924	$3,091,024

Investment Cost and Fair Value by Industry

	Cost (1)	Fair Value (1)
Software	$630,064	$621,520
Business Services	593,120	582,623
Healthcare	547,904	536,298
Investment Funds (includes investments in joint ventures)	275,632	275,632
Financial Services & Technology	193,029	197,766
Consumer Services	192,052	192,340
Education	205,283	187,620
Distribution & Logistics	155,973	155,926
Net Lease	81,370	114,794
Packaging	68,200	68,093
Energy	68,114	65,076
Food & Beverage	38,840	42,450
Business Products	22,185	22,387
Consumer Products	20,769	19,101
Specialty Chemicals & Materials	9,389	9,398
Total investments	$3,101,924	$3,091,024

(1)During the year ended December 31, 2025, the Company updated its investment industry classification to better reflect the business mix of underlying portfolio companies. The Consolidated Schedule of Investments as of December 31, 2024, as well as the industry composition of investments as of December 31, 2024, has been updated to conform to the classifications used to prepare the consolidated financial statements as of and for the year ended December 31, 2025.
As of December 31, 2025, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $31,406, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an initial aggregate principal amount of $13,479 of its first lien term loans on non-accrual status. During the third quarter of 2023, the Company placed the remaining aggregate principal amount of $17,927 of its first lien term loans on non-accrual status. As of December 31, 2025, the Company's positions in AAC on non-accrual status had an aggregate cost basis of $31,369, an aggregate fair value of $17,999 and total unearned income of $5,438 for the year then ended.
During the second quarter of 2022, the Company placed its second lien position in National HME, Inc. ("National HME") on non-accrual status. As of December 31, 2025, the Company's second lien position in National HME had an aggregate cost basis of $7,872 and an aggregate fair value of $0 and total unearned income of $2,085 for the year then ended.
During the second quarter of 2024, the Company placed its junior preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. As of December 31, 2025, the Company's junior preferred shares in Transcendia had an aggregate cost basis of $2,565, an aggregate fair value of $3,009 and total unearned income of $454 for the year then ended.

During the fourth quarter of 2025, the Company placed its preferred shares in ACI Parent Inc. ("Affordable Care") on non-accrual status. As of December 31, 2025, the Company's preferred shares in Affordable Care had an aggregate cost basis of $20,124, an aggregate fair value of $2,087 and total unearned income of $600 for the year then ended.
During the fourth quarter of 2025, the Company placed it first lien positions in DCA Investment Holding, LLC ("DCA") on non-accrual status. As of December 31, 2025, the Company's first lien positions in DCA had an aggregate cost basis of $2,775, an aggregate fair value of $2,456 and total unearned income of $73 for the year then ended.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of December 31, 2025, the SPP Agreement had a cost basis of $14,500 and a fair value of $6,525, which is reflective of the higher inherent risk in this transaction.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of December 31, 2025, the Company and SkyKnight II have committed and contributed $160,000 and $40,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2025 and December 31, 2024.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A. As of the amendment on August 6, 2025, the maturity date of SLP III's revolving credit facility was extended from January 8, 2029 to August 6, 2030, and the reinvestment period was extended from July 8, 2027 to August 7, 2028.
On August 6, 2025, SLP III entered into an amendment to add a subordinate lender (“Class B lenders”) to the existing lender (“Class A lenders”). As of the amendment on August 6, 2025, SLP III's revolving credit facility has a maximum borrowing capacity of $941,000 of which $830,000 of the facility amount is attributed to Class A lenders and $111,000 is attributed to Class B lenders. Prior to the amendment on August 6, 2025, SLP III's revolving credit facility had a maximum borrowing capacity of $600,000, with the full amount attributable to one class of lenders. As of the amendment on August 6, 2025, during the reinvestment period, Class A advances bear interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.50%, and after the reinvestment period Class A advances will bear interest at a rate of the SOFR plus 1.80%

and Class B advances bear interest at a rate of the SOFR plus 4.75%, and after the reinvestment period Class B advances will bear interest at a rate of the SOFR plus 5.05%. From July 3, 2024 to August 6, 2025, during the reinvestment period, the credit facility bore interest at a rate of the SOFR plus 1.65%, and after the reinvestment period it bore interest at a rate of SOFR plus 1.95%. From June 23, 2023 to July 3, 2024, during the reinvestment period, the credit facility bore interest at a rate of the SOFR plus 1.80%, and after the reinvestment period it bore interest at a rate of SOFR plus 2.10%. Prior to the amendment on June 23, 2023, the facility bore interest at a rate of London Interbank Offered Rate ("LIBOR") plus 1.60% per annum during the reinvestment period and LIBOR plus 1.90% per annum after the reinvestment period. As of December 31, 2025, SLP III's revolving credit facility has a maximum borrowing capacity of $941,000.
As of December 31, 2025 and December 31, 2024, SLP III had total investments with an aggregate fair value of approximately $941,427 and $715,096, respectively, and debt outstanding under its credit facility of $672,700 and $511,200, respectively. As of December 31, 2025 and December 31, 2024, none of SLP III's investments were on non-accrual status. Additionally, as of December 31, 2025 and December 31, 2024, SLP III had unfunded commitments in the form of delayed draws of $6,867 and $2,654, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
First lien investments (1)	$971,559	$727,619
Weighted average interest rate on first lien investments (2)	8.36%	8.49%
Number of portfolio companies in SLP III	105	90
Largest portfolio company investment (1)	$19,791	$17,697
Total of five largest portfolio company investments (1)	$93,239	$80,215

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2025:

Portfolio Company and Type of Investment	Industry (3)	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
Accelya Lux Finco S.a r.l.	Business Services	SOFR(Q)	5.25%	8.92%	10/2032	$16,487	$16,162	$16,435
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	7.58%	12/2027	2,327	2,323	2,214
AmSpec Parent, LLC	Energy	SOFR(Q)	3.50%	7.17%	12/2031	9,493	9,478	9,540
Ardonagh Midco 3 Limited	Business Services	SOFR(S)	2.75%	6.92%	02/2031	1,990	1,982	1,990
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.07%	08/2028	13,000	12,931	13,039
Asurion, LLC	Business Services	SOFR(M)	4.25%	7.97%	09/2030	3,618	3,517	3,621
Asurion, LLC	Business Services	SOFR(M)	4.25%	7.97%	09/2030	1,985	1,958	1,988
athenahealth Group Inc.	Healthcare	SOFR(M)	2.75%	6.47%	02/2029	12,117	12,005	12,155
Bach Finance Limited	Education	SOFR(Q)	2.75%	6.57%	01/2032	2,107	2,103	2,117
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.25%	6.97%	12/2030	11,821	11,761	11,718
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.00%	6.72%	05/2028	7,722	7,707	7,760
Berlin Packaging L.L.C.	Packaging	SOFR(M)	3.25%	7.11%	06/2031	8,735	8,734	8,765
BIFM CA Buyer Inc.	Business Services	SOFR(M)	3.25%	6.97%	05/2028	9,049	9,032	9,123
Boxer Parent Company Inc.	Software	SOFR(Q)	3.00%	6.82%	07/2031	7,416	7,400	7,405
BradyPLUS Holdings, LLC	Distribution & Logistics	SOFR(Q)	3.50%	7.15%	12/2032	7,182	7,075	7,118
BW Holding, Inc.	Packaging	SOFR(Q)	6.50%	10.34%	12/2030	603	597	616
Capstone Borrower, Inc.	Software	SOFR(Q)	2.75%	6.40%	06/2030	3,124	3,109	3,126
Cardinal Parent, Inc.	Financial Services & Technology	SOFR(Q)	4.50%	8.32%	11/2027	11,626	11,513	11,384
Chrysaor Bidco S.a r.l.	Financial Services & Technology	SOFR(Q)	3.25%	7.14%	10/2031	2,115	2,115	2,133
Citrin Cooperman Advisors LLC	Financial Services & Technology	SOFR(Q)	3.00%	6.67%	04/2032	6,719	6,711	6,747
Cleanova US Holdings LLC	Business Products	SOFR(Q)	4.75%	8.48%	06/2032	18,741	18,565	18,741
Cloudera, Inc.	Software	SOFR(M)	3.75%	7.57%	10/2028	14,062	13,904	13,511
Clydesdale Acquisition Holdings, Inc.	Packaging	SOFR(M)	3.25%	6.97%	04/2032	9,313	9,308	9,316
Cohnreznick Advisory LLC	Financial Services & Technology	SOFR(Q)	3.50%	7.17%	03/2032	9,114	9,092	9,177
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	7.83%	11/2028	4,603	4,592	4,120
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.00%	6.67%	02/2029	6,740	6,723	6,799
ConnectWise, LLC	Software	SOFR(Q)	3.50%	7.43%	09/2028	11,512	11,502	11,332
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	1.00% + 3.94%/PIK	8.71%	07/2029	9,123	9,012	6,661
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	7.58%	10/2028	2,533	2,527	2,335
CVET Midco 2, L.P.	Distribution & Logistics	SOFR(Q)	5.00%	8.67%	10/2029	9,706	9,410	8,749
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.00%	6.72%	07/2031	11,435	11,388	11,464
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.75%	7.47%	07/2032	11,008	10,959	11,050
Disco Parent, Inc.	Software	SOFR(Q)	3.25%	7.07%	08/2032	7,250	7,233	7,304
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	3.75%	7.61%	10/2029	13,856	13,496	13,349
EAB Global, Inc.	Education	SOFR(M)	3.00%	6.72%	08/2030	10,083	9,881	8,990
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	7.92%	04/2029	13,866	13,709	13,920
Eisner Advisory Group LLC	Financial Services & Technology	SOFR(M)	4.00%	7.72%	02/2031	8,546	8,494	8,617
Embecta Corp.	Healthcare	SOFR(M)	3.00%	6.72%	03/2029	4,002	4,012	4,015
Finastra USA, Inc.	Financial Services & Technology	SOFR(Q)	4.00%	7.72%	09/2032	12,373	12,259	12,135
First Advantage Holdings, LLC	Business Services	SOFR(M)	2.75%	6.47%	10/2031	4,223	4,181	4,186
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	7.35%	03/2028	16,341	16,333	15,290
FNZ Group Entities Limited	Financial Services & Technology	SOFR(Q)	5.00%	8.90%	11/2031	10,178	9,997	8,099
Forgent Intermediate IV LLC	Business Products	SOFR(M)	3.25%	6.90%	12/2032	12,749	12,621	12,685
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	7.85%	08/2028	14,063	13,984	13,001
Groundworks, LLC	Business Services	SOFR(M)	3.00%	6.73%	03/2031	10,100	9,871	10,163

Portfolio Company and Type of Investment	Industry (3)	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Heartland Dental, LLC	Healthcare	SOFR(M)	3.75%	7.47%	08/2032	$13,896	$13,862	$13,970
Help/Systems Holdings, Inc.	Software	SOFR(Q)	6.00%	9.97%	05/2029	11,140	11,121	10,120
HIG Operations Holdings, Inc.	Business Services	SOFR(M)	4.50%	8.22%	06/2031	11,849	11,806	11,849
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	9.07%	04/2029	7,986	7,818	7,069
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)	4.00%	7.67%	02/2032	16,641	16,534	16,572
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.02%	08/2028	12,747	12,669	12,444
Jones DesLauriers Insurance Management Inc.	Business Services	SOFR(Q)	3.00%	6.65%	02/2033	2,687	2,680	2,693
Kaseya Inc.	Software	SOFR(M)	3.00%	6.72%	03/2032	12,820	12,797	12,847
Kestra Advisor Services Holdings A, Inc.	Financial Services & Technology	SOFR(M)	3.00%	6.72%	03/2031	3,749	3,742	3,760
KnowBe4, Inc.	Education	SOFR(Q)	3.75%	7.59%	07/2032	13,128	13,125	13,152
LI Group Holdings, Inc.	Education	SOFR(M)	3.50%	7.33%	03/2028	3,033	3,031	3,055
LSCS Holdings, Inc.	Healthcare	SOFR(Q)	4.50%	8.17%	03/2032	14,863	14,774	14,590
LTR Intermediate Holdings, Inc.	Specialty Chemicals & Materials	SOFR(M)	3.75%	7.40%	12/2032	7,917	7,878	7,949
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	3.00%	6.93%	11/2030	2,809	2,777	2,826
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(M)	3.00%	6.72%	05/2028	12,593	12,549	12,653
MED ParentCo, LP	Healthcare	SOFR(M)	3.00%	6.72%	04/2031	9,880	9,840	9,921
Michael Baker International, LLC	Business Services	SOFR(Q)	4.00%	7.84%	12/2028	5,534	5,533	5,553
Neon Maple Purchaser Inc.	Financial Services & Technology	SOFR(M)	2.50%	6.22%	11/2031	3,510	3,523	3,519
Nexus Buyer LLC	Financial Services & Technology	SOFR(M)	4.00%	7.72%	07/2031	14,012	13,941	13,927
Nielsen Consumer, Inc.	Business Services	SOFR(M)	2.25%	5.97%	10/2030	5,771	5,388	5,787
Oceankey (U.S.) II Corp.	Software	SOFR(M)	3.50%	7.32%	12/2028	14,014	14,019	13,841
Orbit Private Holdings I Ltd	Financial Services & Technology	SOFR(S)	3.75%	7.55%	12/2031	9,085	9,051	9,134
Orion Advisor Solutions, Inc.	Financial Services & Technology	SOFR(Q)	3.25%	6.90%	09/2030	1,500	1,501	1,511
Orion Midco Ltd	Financial Services & Technology	SOFR(Q)	3.50%	7.43%	10/2032	8,102	8,095	8,150
Osaic Holdings, Inc.	Financial Services & Technology	SOFR(S)	3.00%	6.60%	07/2032	12,357	12,327	12,423
Osmose Utilities Services, Inc.	Specialty Chemicals & Materials	SOFR(M)	3.25%	7.08%	06/2028	13,951	13,430	13,742
Outcomes Group Holdings, Inc.	Healthcare	SOFR(M)	3.00%	6.72%	05/2031	4,088	4,074	4,119
OVG Business Services, LLC	Business Services	SOFR(M)	3.00%	6.72%	06/2031	2,769	2,755	2,778
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.25%	7.09%	02/2029	8,959	8,576	8,123
Perforce Software, Inc.	Software	SOFR(M)	4.75%	8.47%	03/2031	4,035	4,021	3,426
Physician Partners, LLC	Healthcare	SOFR(Q)	6.00%	9.67%	12/2029	2,360	2,303	1,974
Physician Partners, LLC	Healthcare	SOFR(Q)	1.50% +2.50%/PIK	7.82%	12/2029	2,805	2,790	1,353
Pioneer AcquisitionCo, LLC	Business Services	SOFR(Q)	3.25%	6.94%	10/2032	7,924	7,904	7,968
Planview Parent, Inc.	Software	SOFR(Q)	3.50%	7.17%	12/2027	13,503	13,397	12,995
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.25%	6.92%	10/2030	13,505	13,302	13,500
Pushpay USA Inc.	Financial Services & Technology	SOFR(S)	3.75%	7.62%	08/2031	13,903	13,884	13,911
Quartz AcquireCo, LLC	Business Services	SOFR(Q)	2.25%	5.92%	06/2030	3,510	3,497	3,510
RealPage, Inc.	Software	SOFR(Q)	3.00%	6.93%	04/2028	3,047	3,043	3,048
RealPage, Inc.	Software	SOFR(Q)	3.75%	7.42%	04/2028	4,963	4,945	4,985
Rithum Holdings, Inc. (fka CommerceHub, Inc.)	Software	SOFR(Q)	4.75%	8.42%	07/2032	15,744	15,644	15,769
RLG Holdings, LLC	Packaging	SOFR(M)	4.25%	8.08%	07/2028	7,106	6,843	4,372
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.00%	8.65%	12/2030	5,156	5,053	5,098
Secretariat Advisors LLC	Business Services	SOFR(Q)	4.00%	7.67%	02/2032	8,957	8,920	8,994
Secure Acquisition, Inc.	Packaging	SOFR(Q)	3.75%	7.42%	12/2028	500	501	505

Portfolio Company and Type of Investment	Industry (3)	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

SonarSource Financing, LLC	Software	SOFR(M)	4.50%	8.15%	12/2030	$11,485	$11,313	$11,370
Sovos Compliance, LLC (fka Taxware, LLC)	Software	SOFR(M)	3.25%	6.97%	08/2029	8,767	8,775	8,803
Spring Education Group, Inc.	Education	SOFR(Q)	3.25%	6.92%	10/2030	13,163	13,051	13,254
Storable, Inc.	Software	SOFR(M)	3.25%	6.97%	04/2031	4,607	4,606	4,635
Summit Acquisition Inc.	Business Services	SOFR(M)	3.50%	7.22%	10/2031	5,970	5,944	6,022
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	8.44%	12/2027	15,240	15,193	12,984
Team.blue Finco SARL	Software	SOFR(Q)	3.25%	6.92%	07/2032	8,586	8,595	8,642
Therapy Brands Holdings LLC	Healthcare	SOFR(M)	4.00%	7.83%	05/2028	3,975	3,966	3,679
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	7.92%	08/2028	13,506	13,501	13,483
TransDigm Inc.	Manufacturing	SOFR(M)	2.50%	6.22%	08/2032	3,510	3,519	3,529
TransDigm Inc.	Manufacturing	SOFR(M)	2.50%	6.22%	02/2031	2,106	2,111	2,116
TRC Companies LLC	Business Services	SOFR(M)	3.00%	6.72%	12/2028	9,377	9,352	9,418
Tricorbraun Holdings, Inc.	Packaging	SOFR(M)	3.25%	6.97%	03/2031	11,122	11,083	10,798
US Fertility Enterprises, LLC	Healthcare	SOFR(M)	3.50%	7.22%	12/2032	6,875	6,841	6,910
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	8.99%	10/2028	2,256	2,238	2,282
Valcour Packaging, LLC	Packaging	SOFR(M)	1.50% + 2.25%/PIK	7.60%	10/2028	3,178	3,178	2,480
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)	4.00%	7.72%	10/2031	11,454	11,434	11,358
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	3.75%	7.42%	07/2029	11,189	11,180	11,189
VT Topco, Inc.	Business Services	SOFR(M)	3.00%	6.87%	08/2030	10,672	10,520	10,541
Xplor T1, LLC	Financial Services & Technology	SOFR(Q)	3.50%	7.29%	12/2032	19,791	19,706	19,840
Zelis Cost Management Buyer, Inc.	Healthcare	SOFR(M)	3.25%	6.97%	11/2031	19,463	19,463	19,342
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.25%	9.11%	02/2028	5,236	5,160	5,236
Total Funded Investments						$964,692	$957,258	$941,399
Unfunded Investments - First lien
Citrin Cooperman Advisors LLC	Financial Services & Technology	—	—	—	04/2027	$2,273	$(23)	$9
Cohnreznick Advisory LLC	Financial Services & Technology	—	—	—	03/2027	1,344	(3)	9
HIG Operations Holdings, Inc.	Business Services	—	—	—	09/2026	1,121	—	—
Secretariat Advisors LLC	Business Services	—	—	—	02/2027	1,087	—	5
US Fertility Enterprises, LLC	Healthcare	—	—	—	12/2027	1,042	—	5
Total Unfunded Investments						$6,867	$(26)	$28
Total Investments						$971,559	$957,232	$941,427

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2025.
(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of directors does not determine the fair value of the investments held by SLP III.
(3)During the year ended December 31, 2025, SLP III updated its investment industry classification to better reflect the business mix of underlying portfolio companies. The Consolidated Schedule of Investments as of December 31, 2024 has been updated to conform to the classifications used to prepare the consolidated financial statements as of and for the year ended December 31, 2025.

The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2024:

Portfolio Company and Type of Investment	Industry (3)	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	8.22%	12/2027	$2,352	$2,345	$2,318
AG Parent Holdings, LLC	Healthcare	SOFR(Q)	5.00%	9.78%	07/2026	7,218	7,208	6,821
AmSpec Parent, LLC	Energy	SOFR(Q)	4.25%	8.56%	12/2031	5,754	5,725	5,797
Ardonagh Midco 3 Limited	Business Services	SOFR(Q)	3.75%	8.51%	02/2031	9,400	9,354	9,459
Ascensus Group Holdings, Inc.	Business Services	SOFR(M)	3.00%	7.36%	08/2028	2,787	2,778	2,815
AssuredPartners, Inc	Business Services	SOFR(M)	3.50%	7.86%	02/2031	1,955	1,953	1,962
Aston FinCo S.a r.l.	Software	SOFR(M)	4.25%	8.72%	10/2026	5,715	5,698	5,486
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.71%	08/2028	13,134	13,041	13,167
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	7.61%	02/2029	6,773	6,582	6,806
Bach Finance Limited	Education	SOFR(Q)	3.75%	8.26%	02/2031	2,123	2,118	2,143
Bayou Intermediate II, LLC	Healthcare	SOFR(Q)	4.50%	9.35%	08/2028	6,667	6,629	6,667
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.50%	7.86%	12/2028	8,921	8,863	8,981
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	8.21%	05/2028	7,800	7,780	7,859
BIFM CA Buyer Inc.	Business Services	SOFR(M)	3.75%	8.11%	05/2028	3,580	3,541	3,616
Boxer Parent Company Inc.	Software	SOFR(Q)	3.75%	8.34%	07/2031	15,321	15,284	15,470
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	4.25%	8.58%	05/2028	14,111	13,805	14,256
Brown Group Holding, LLC	Distribution & Logistics	SOFR(Q)	2.50%	6.86%	07/2031	2,697	2,648	2,708
BW Holding, Inc.	Packaging	SOFR(Q)	4.00%	8.66%	12/2028	2,742	2,592	2,453
Cardinal Parent, Inc.	Financial Services & Technology	SOFR(Q)	4.50%	8.98%	11/2027	9,720	9,586	9,321
CE Intermediate I, LLC	Financial Services & Technology	SOFR(M)	3.50%	8.05%	11/2028	10,700	10,654	10,761
Chrysaor Bidco S.a r.l.	Financial Services & Technology	SOFR(Q)	3.50%	8.12%	07/2031	2,131	2,131	2,151
Cloudera, Inc.	Software	SOFR(M)	3.75%	8.21%	10/2028	12,495	12,333	12,514
CommerceHub, Inc.	Software	SOFR(Q)	6.25%	10.90%	12/2027	3,920	3,596	3,920
CommerceHub, Inc.	Software	SOFR(Q)	4.00%	8.80%	12/2027	6,881	6,823	6,540
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	8.47%	11/2028	4,653	4,638	4,554
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.25%	7.85%	02/2029	6,808	6,786	6,842
ConnectWise, LLC	Software	SOFR(Q)	3.50%	8.09%	09/2028	7,959	7,940	8,022
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	1.00% + 4.25%/PIK	9.68%	07/2029	8,876	8,737	8,055
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	8.22%	10/2028	2,560	2,552	2,257
CVET Midco 2, L.P.	Distribution & Logistics	SOFR(Q)	5.00%	9.33%	10/2029	9,806	9,444	9,455
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.50%	7.86%	07/2031	11,551	11,496	11,580
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.75%	8.22%	03/2028	10,288	10,258	10,406
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	8.95%	10/2029	9,449	9,012	9,517
Dispatch Acquisition Holdings, LLC	Business Services	SOFR(Q)	4.25%	8.73%	03/2028	15,289	15,019	14,611
EAB Global, Inc.	Education	SOFR(M)	3.25%	7.61%	08/2028	2,816	2,798	2,831
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	8.58%	04/2029	7,392	7,291	7,261
Eisner Advisory Group LLC	Financial Services & Technology	SOFR(M)	4.00%	8.36%	02/2031	8,632	8,571	8,745
eResearchTechnology, Inc.	Healthcare	SOFR(M)	4.00%	8.36%	02/2027	3,594	3,594	3,620
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	8.07%	03/2028	16,508	16,496	16,226
FNZ Group Entities Limited	Financial Services & Technology	SOFR(Q)	5.00%	9.55%	11/2031	10,255	10,050	10,037
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	8.60%	08/2028	14,209	14,104	13,925
Groundworks, LLC	Business Services	SOFR(M)	3.25%	7.65%	03/2031	259	257	260
Groundworks, LLC	Business Services	SOFR(M)	3.25%	7.65%	03/2031	8,787	8,738	8,846
Heartland Dental, LLC	Healthcare	SOFR(M)	4.50%	8.86%	04/2028	14,036	13,631	14,080
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	8.69%	11/2026	17,697	17,638	15,640
Higginbotham Insurance Agency, Inc.	Business Services	SOFR(M)	4.50%	8.86%	11/2028	8,896	8,856	8,897

Portfolio Company and Type of Investment	Industry (3)	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

HighTower Holding, LLC	Financial Services & Technology	SOFR(Q)	3.50%	8.07%	04/2028	$4,682	$4,656	$4,707
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	9.71%	04/2029	8,069	7,856	7,961
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.68%	08/2028	4,500	4,470	4,449
Kestra Advisor Services Holdings A, Inc.	Financial Services & Technology	SOFR(M)	3.00%	7.37%	03/2031	10,022	10,001	10,046
LI Group Holdings, Inc.	Education	SOFR(M)	3.50%	7.97%	03/2028	3,702	3,697	3,716
LSCS Holdings, Inc.	Healthcare	SOFR(M)	4.50%	8.97%	12/2028	11,973	11,883	12,070
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	3.50%	8.07%	11/2030	2,823	2,785	2,855
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	9.69%	05/2028	1,965	1,901	1,968
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	8.49%	05/2028	8,855	8,828	8,869
Maverick Bidco Inc.	Software	SOFR(Q)	4.25%	9.10%	05/2028	2,463	2,374	2,466
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(M)	3.50%	7.86%	05/2028	4,090	4,079	4,123
MED ParentCo, LP	Healthcare	SOFR(M)	3.50%	7.86%	04/2031	9,930	9,883	9,987
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	8.56%	05/2028	7,094	6,973	7,111
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	8.56%	12/2031	7,000	6,930	6,950
Nielsen Consumer Inc.	Business Services	SOFR(M)	4.75%	9.11%	03/2028	14,753	13,504	14,720
OMNIA Partners, LLC	Business Services	SOFR(Q)	2.75%	7.37%	07/2030	8,438	8,379	8,483
Osaic Holdings, Inc.	Financial Services & Technology	SOFR(M)	3.50%	7.86%	08/2028	11,568	11,452	11,627
Osmosis Buyer Limited	Consumer Products	SOFR(M)	3.50%	8.05%	07/2028	11,021	10,912	11,066
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	4.00%	8.59%	02/2029	1,695	1,692	1,712
Peraton Corp.	Federal Services	SOFR(M)	3.75%	8.21%	02/2028	4,103	4,093	3,830
Perforce Software, Inc.	Software	SOFR(M)	4.75%	9.11%	03/2031	6,597	6,570	6,509
Physician Partners, LLC	Healthcare	SOFR(Q)	4.00%	8.74%	12/2028	4,188	4,160	1,766
Plano Holdco, Inc.	Business Services	SOFR(Q)	3.50%	7.83%	10/2031	4,625	4,602	4,694
Planview Parent, Inc.	Software	SOFR(Q)	3.50%	7.83%	12/2027	13,633	13,454	13,747
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.25%	7.58%	10/2030	13,642	13,403	13,748
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	3.00%	7.47%	03/2028	4,274	4,263	4,299
Pushpay USA Inc.	Financial Services & Technology	SOFR(Q)	4.50%	8.83%	08/2031	3,120	3,090	3,147
Quartz Holding Company	Software	SOFR(M)	3.50%	7.86%	10/2028	9,084	9,044	9,129
RealPage, Inc.	Software	SOFR(Q)	3.00%	7.59%	04/2028	4,261	4,255	4,259
RealPage, Inc.	Software	SOFR(Q)	3.75%	8.08%	04/2028	5,000	4,975	5,028
RLG Holdings, LLC	Packaging	SOFR(M)	4.25%	8.72%	07/2028	5,668	5,652	5,613
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	8.97%	12/2027	6,274	6,203	6,274
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.25%	9.61%	12/2027	3,632	3,568	3,632
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	6.75%	11.34%	05/2027	2,540	2,539	2,540
Spring Education Group, Inc.	Education	SOFR(Q)	4.00%	8.33%	10/2030	12,225	12,093	12,315
Storable, Inc.	Software	SOFR(M)	3.50%	7.86%	04/2028	3,746	3,741	3,776
Summit Acquisition Inc.	Business Services	SOFR(Q)	3.75%	8.08%	10/2031	6,000	5,971	6,000
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.19%	12/2027	15,400	15,331	14,122
Syndigo LLC	Software	SOFR(Q)	4.50%	9.28%	12/2027	14,674	14,622	14,720
Therapy Brands Holdings LLC	Healthcare	SOFR(M)	4.00%	8.47%	05/2028	4,016	4,005	3,414
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	8.58%	08/2028	8,506	8,485	8,506
TMF Sapphire Bidco B.V.	Business Services	SOFR(Q)	3.50%	8.09%	05/2028	2,640	2,600	2,657
TRC Companies LLC	Business Services	SOFR(M)	3.50%	7.97%	12/2028	13,884	13,836	14,018
UKG Inc.	Software	SOFR(Q)	3.00%	7.62%	02/2031	5,812	5,808	5,861
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	9.73%	10/2028	2,256	2,235	2,328
Valcour Packaging, LLC	Packaging	SOFR(M)	1.50% + 2.25%/PIK	8.35%	10/2028	3,105	3,105	2,738
Viant Medical Holdings, Inc.	Healthcare	SOFR(Q)	4.00%	8.59%	10/2031	7,100	7,065	7,188
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	4.75%	9.08%	07/2029	4,455	4,436	4,475

Portfolio Company and Type of Investment	Industry (3)	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	9.61%	07/2029	$6,918	$6,667	$6,869
Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	8.59%	10/2028	14,109	14,086	13,597
Xplor T1, LLC	Financial Services & Technology	SOFR(Q)	3.50%	7.83%	06/2031	5,587	5,560	5,651
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.25%	9.84%	02/2028	4,031	3,916	4,082
Total Funded Investments						$724,965	$716,661	$715,076
Unfunded Investments - First lien
AmSpec Parent, LLC	Energy	—	—	—	12/2026	$885	$(2)	$7
Chrysaor Bidco S.a r.l.	Financial Services & Technology	—	—	—	07/2026	158	—	1
DG Investment Intermediate Holdings 2, Inc.	Business Services	—	—	—	03/2028	246	(1)	3
Groundworks, LLC	Business Services	—	—	—	03/2026	1,365	(4)	9
Total Unfunded Investments						$2,654	$(7)	$20
Total Investments						$727,619	$716,654	$715,096

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
(3)During the year ended December 31, 2025, SLP III updated its investment industry classification to better reflect the business mix of underlying portfolio companies. The Consolidated Schedule of Investments as of December 31, 2024 has been updated to conform to the classifications used to prepare the consolidated financial statements as of and for the year ended December 31, 2025.

Below is certain summarized financial information for SLP III as of December 31, 2025 and December 31, 2024 and for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

Selected Balance Sheet Information:	December 31, 2025	December 31, 2024
Investments at fair value (cost of $957,232 and $716,654, respectively)	$941,427	$715,096
Cash and other assets	28,469	20,988
Receivable from unsettled securities sold	—	9,652
Total assets	$969,896	$745,736

Credit facility	$672,700	$511,200
Deferred financing costs (net of accumulated amortization of $7,948 and $6,515, respectively)	(4,308)	(3,692)
Payable for unsettled securities purchased	105,171	27,428
Distribution payable	7,000	7,625
Other liabilities	8,462	7,493
Total liabilities	789,025	550,054

Members' capital	$180,871	$195,682
Total liabilities and members' capital	$969,896	$745,736

	Year Ended December 31,
Selected Statement of Operations Information:	2025	2024	2023
Interest income	$63,229	$65,979	$64,921
Other income	1,087	235	502
Total investment income	64,316	66,214	65,423

Interest and other financing expenses	33,751	35,283	35,336
Other expenses	1,204	990	1,143
Net expenses	34,955	36,273	36,479
Net investment income	29,361	29,941	28,944

Net realized losses on investments	(1,675)	(5,656)	(2,663)
Net change in unrealized (depreciation) appreciation of investments	(14,247)	8,197	32,206
Net increase in members' capital	$13,439	$32,482	$58,487
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company earned approximately $22,600, $23,304 and $20,038, respectively, of dividend income related to SLP III, which is included in dividend income. As of December 31, 2025 and December 31, 2024 approximately $5,600 and $6,100, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
NMFC Senior Loan Program IV LLC
NMFC Senior Loan Program IV LLC ("SLP IV") was formed as a Delaware limited liability company on April 6, 2021, and commenced operations on May 5, 2021. SLP IV is structured as a private joint venture investment fund between the Company and SkyKnight Income Alpha, LLC ("SkyKnight Alpha") and operates under the First Amended and Restated Limited Liability Company Agreement of NMFC Senior Loan Program IV LLC, dated May 5, 2021 (the "SLP IV Agreement"). Upon the effectiveness of the SLP IV Agreement, the members contributed their respective membership interests in NMFC Senior Loan Program I LLC ("SLP I") and NMFC Senior Loan Program II LLC ("SLP II") to SLP IV. Immediately following the contribution of their membership interests, SLP I and SLP II became wholly-owned subsidiaries of SLP IV. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP IV, which has equal representation from the Company and SkyKnight Alpha. SLP IV initially had a five year investment period and will continue in existence until July 11, 2030. On July 11, 2025, the investment period was extended until July 11, 2028. The investment period may be extended for up to one additional year subject to certain conditions.
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of December 31, 2025 and December 31, 2024, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2025 and December 31, 2024.
On May 5, 2021, SLP IV entered into a revolving credit facility with Wells Fargo Bank, National Association. As of the amendment on July 11, 2025, the maturity date of SLP IV's revolving credit facility was extended from March 27, 2029 to July 11, 2030.
On July 11, 2025, SLP IV entered into an amendment to add a subordinate lender (“Class B lenders”) to the existing lender (“Class A lenders”). As of the amendment on July 11, 2025, SLP IV's revolving credit facility has a maximum borrowing capacity of $600,000, of which $530,000 of the facility amount is attributed to Class A lenders and $70,000 of the facility amount is attributed to Class B lenders. Prior to the amendment on July 11, 2025, SLP IV's revolving credit facility had a maximum borrowing capacity of $370,000, with the full amount attributable to one class of lenders. As of the amendment on July 11, 2025, Class A advances bear interest at a rate of SOFR plus 1.50% and Class B advances bear interest at a rate of

SOFR plus 4.75%. From December 20, 2024 to July 11, 2025, the facility bore interest at a rate of SOFR plus 1.50%. From March 27, 2024 to December 20, 2024, the facility bore interest at a rate of SOFR plus 1.90%. From April 28, 2023 to March 27, 2024, the facility bore interest at a rate of SOFR plus 1.70%. Prior to the amendment on April 28, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum.
As of December 31, 2025 and December 31, 2024, SLP IV had total investments with an aggregate fair value of approximately $641,452 and $469,326, respectively, and debt outstanding under its credit facility of $471,737 and $334,437, respectively. As of December 31, 2025, none of SLP IV’s investments were on non-accrual status. Additionally, as of December 31, 2025 and December 31, 2024, SLP IV had unfunded commitments in the form of delayed draws of $4,796 and $1,212, respectively.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
First lien investments (1)	$664,399	$481,040
Weighted average interest rate on first lien investments (2)	8.67%	8.54%
Number of portfolio companies in SLP IV	105	79
Largest portfolio company investment (1)	$18,217	$17,933
Total of five largest portfolio company investments (1)	$64,111	$62,752

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of December 31, 2025:

Portfolio Company and Type of Investment	Industry (3)	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
Accelya Lux Finco S.a r.l.	Business Services	SOFR(Q)	5.25%	8.92%	10/2032	$10,498	$10,292	$10,466
ADG, LLC	Healthcare	SOFR(Q)	1.00% +3.00%/PIK	7.82%	09/2026	18,217	18,215	14,574
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	7.58%	12/2027	1,795	1,792	1,708
AmSpec Parent, LLC	Energy	SOFR(Q)	3.50%	7.17%	12/2031	5,519	5,514	5,547
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.07%	08/2028	9,593	9,542	9,622
Asurion, LLC	Business Services	SOFR(M)	4.25%	7.97%	09/2030	1,809	1,759	1,811
Asurion, LLC	Business Services	SOFR(M)	4.25%	7.97%	09/2030	992	979	994
athenahealth Group Inc.	Healthcare	SOFR(M)	2.75%	6.47%	02/2029	4,722	4,717	4,737
Bach Finance Limited	Education	SOFR(Q)	2.75%	6.57%	01/2032	1,595	1,592	1,602
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.25%	6.97%	12/2030	8,509	8,473	8,434
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.00%	6.72%	05/2028	1,737	1,736	1,746
Berlin Packaging L.L.C.	Packaging	SOFR(M)	3.25%	7.11%	06/2031	4,927	4,930	4,944
BIFM CA Buyer Inc.	Business Services	SOFR(M)	3.25%	6.97%	05/2028	6,611	6,585	6,664
Boxer Parent Company Inc.	Software	SOFR(Q)	3.00%	6.82%	07/2031	5,216	5,205	5,208
BradyPLUS Holdings, LLC	Distribution & Logistics	SOFR(Q)	3.50%	7.15%	12/2032	3,650	3,596	3,618
BW Holding, Inc.	Packaging	SOFR(Q)	6.50%	10.34%	12/2030	445	441	454
Capstone Borrower, Inc.	Software	SOFR(Q)	2.75%	6.40%	06/2030	1,989	1,979	1,991
Cardinal Parent, Inc.	Financial Services & Technology	SOFR(Q)	4.50%	8.32%	11/2027	7,046	6,947	6,898
Chrysaor Bidco S.a r.l.	Financial Services & Technology	SOFR(Q)	3.25%	7.14%	10/2031	1,561	1,561	1,574
Citrin Cooperman Advisors LLC	Financial Services & Technology	SOFR(Q)	3.00%	6.67%	04/2032	4,179	4,173	4,196
Cleanova US Holdings LLC	Business Products	SOFR(Q)	4.75%	8.48%	06/2032	11,973	11,846	11,973
Cloudera, Inc.	Software	SOFR(M)	3.75%	7.57%	10/2028	9,625	9,524	9,247
Clydesdale Acquisition Holdings, Inc.	Packaging	SOFR(M)	3.25%	6.97%	04/2032	5,521	5,523	5,525
Cohnreznick Advisory LLC	Financial Services & Technology	SOFR(Q)	3.50%	7.17%	03/2032	5,475	5,463	5,513
Confluence Technologies, Inc.	Software	SOFR(Q)	3.75%	7.57%	07/2028	9,600	9,579	8,058
Confluence Technologies, Inc.	Software	SOFR(Q)	5.00%	8.85%	07/2028	943	942	943
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	7.83%	11/2028	3,082	3,074	2,758
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.00%	6.67%	02/2029	6,740	6,723	6,799
ConnectWise, LLC	Software	SOFR(Q)	3.50%	7.43%	09/2028	6,606	6,614	6,503
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	1.00% +3.94%/PIK	8.71%	07/2029	3,509	3,466	2,562
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	7.58%	10/2028	1,809	1,805	1,668
CVET Midco 2, L.P.	Distribution & Logistics	SOFR(Q)	5.00%	8.67%	10/2029	6,522	6,402	5,879
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.00%	6.72%	07/2031	10,376	10,333	10,402
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.75%	7.47%	07/2032	7,283	7,264	7,310
Disco Parent, Inc.	Software	SOFR(Q)	3.25%	7.07%	08/2032	4,625	4,614	4,660
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	3.75%	7.61%	10/2029	9,227	8,958	8,889
EAB Global, Inc.	Education	SOFR(M)	3.00%	6.72%	08/2030	6,876	6,801	6,131
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	7.92%	04/2029	8,844	8,753	8,878
Eisner Advisory Group LLC	Financial Services & Technology	SOFR(M)	4.00%	7.72%	02/2031	4,976	4,937	5,017
Embecta Corp.	Healthcare	SOFR(M)	3.00%	6.72%	03/2029	1,684	1,688	1,689
Finastra USA, Inc.	Financial Services & Technology	SOFR(Q)	4.00%	7.72%	09/2032	8,255	8,181	8,097
First Advantage Holdings, LLC	Business Services	SOFR(M)	2.75%	6.47%	10/2031	1,777	1,759	1,762
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	7.35%	03/2028	9,955	9,924	9,315

Portfolio Company and Type of Investment	Industry (3)	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

FNZ Group Entities Limited	Financial Services & Technology	SOFR(Q)	5.00%	8.90%	11/2031	$7,216	$7,088	$5,742
Forgent Intermediate IV LLC	Business Products	SOFR(M)	3.25%	6.90%	12/2032	8,118	8,037	8,077
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	7.85%	08/2028	10,930	10,852	10,105
Groundworks, LLC	Business Services	SOFR(M)	3.00%	6.73%	03/2031	6,452	6,297	6,492
Heartland Dental, LLC	Healthcare	SOFR(M)	3.75%	7.47%	08/2032	9,910	9,886	9,963
Help/Systems Holdings, Inc.	Software	SOFR(Q)	6.00%	9.97%	05/2029	6,047	6,039	5,494
HIG Operations Holdings, Inc.	Business Services	SOFR(M)	4.50%	8.22%	06/2031	7,123	7,123	7,123
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	9.07%	04/2029	8,172	7,975	7,233
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.02%	08/2028	9,702	9,595	9,472
Jones DesLauriers Insurance Management Inc.	Business Services	SOFR(Q)	3.00%	6.65%	02/2033	1,711	1,707	1,715
Kaseya Inc.	Software	SOFR(M)	3.00%	6.72%	03/2032	8,152	8,135	8,169
Kestra Advisor Services Holdings A, Inc.	Financial Services & Technology	SOFR(M)	3.00%	6.72%	03/2031	2,280	2,277	2,287
KnowBe4, Inc.	Education	SOFR(Q)	3.75%	7.59%	07/2032	8,761	8,762	8,778
LSCS Holdings, Inc.	Healthcare	SOFR(Q)	4.50%	8.17%	03/2032	10,197	10,144	10,010
LTR Intermediate Holdings, Inc.	Specialty Chemicals & Materials	SOFR(M)	3.75%	7.40%	12/2032	5,041	5,016	5,061
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	3.00%	6.93%	11/2030	2,019	1,996	2,032
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(M)	3.00%	6.72%	05/2028	8,493	8,473	8,533
MED ParentCo, LP	Healthcare	SOFR(M)	3.00%	6.72%	04/2031	7,291	7,259	7,321
Michael Baker International, LLC	Business Services	SOFR(Q)	4.00%	7.84%	12/2028	3,829	3,829	3,843
Neon Maple Purchaser Inc.	Financial Services & Technology	SOFR(M)	2.50%	6.22%	11/2031	1,477	1,483	1,481
Nexus Buyer LLC	Financial Services & Technology	SOFR(M)	4.00%	7.72%	07/2031	8,909	8,864	8,855
Nielsen Consumer, Inc.	Business Services	SOFR(M)	2.25%	5.97%	10/2030	3,682	3,504	3,692
Oceankey (U.S.) II Corp.	Software	SOFR(M)	3.50%	7.32%	12/2028	9,239	9,243	9,126
Orbit Private Holdings I Ltd	Financial Services & Technology	SOFR(S)	3.75%	7.55%	12/2031	5,785	5,763	5,816
Orion Advisor Solutions, Inc.	Financial Services & Technology	SOFR(Q)	3.25%	6.90%	09/2030	955	956	962
Orion Midco Ltd	Financial Services & Technology	SOFR(Q)	3.50%	7.43%	10/2032	5,237	5,231	5,267
Osaic Holdings, Inc.	Financial Services & Technology	SOFR(S)	3.00%	6.60%	07/2032	8,883	8,861	8,930
Osmose Utilities Services, Inc.	Specialty Chemicals & Materials	SOFR(M)	3.25%	7.08%	06/2028	8,875	8,543	8,742
Outcomes Group Holdings, Inc.	Healthcare	SOFR(M)	3.00%	6.72%	05/2031	2,829	2,819	2,850
OVG Business Services, LLC	Business Services	SOFR(M)	3.00%	6.72%	06/2031	1,763	1,755	1,769
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.25%	7.09%	02/2029	5,679	5,436	5,150
Perforce Software, Inc.	Software	SOFR(M)	4.75%	8.47%	03/2031	3,198	3,186	2,715
Physician Partners, LLC	Healthcare	SOFR(Q)	6.00%	9.67%	12/2029	1,784	1,740	1,492
Physician Partners, LLC	Healthcare	SOFR(Q)	1.50% +2.50%/PIK	7.82%	12/2029	2,120	2,109	1,022
Pioneer AcquisitionCo, LLC	Business Services	SOFR(Q)	3.25%	6.94%	10/2032	5,046	5,033	5,074
Planview Parent, Inc.	Software	SOFR(Q)	3.50%	7.17%	12/2027	7,940	7,876	7,641
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.25%	6.92%	10/2030	9,708	9,561	9,704
Pushpay USA Inc.	Financial Services & Technology	SOFR(S)	3.75%	7.62%	08/2031	8,853	8,858	8,858
Quartz AcquireCo, LLC	Business Services	SOFR(Q)	2.25%	5.92%	06/2030	1,477	1,472	1,477
RealPage, Inc.	Software	SOFR(Q)	3.00%	6.93%	04/2028	1,940	1,938	1,941
RealPage, Inc.	Software	SOFR(Q)	3.75%	7.42%	04/2028	1,985	1,978	1,994
Rithum Holdings, Inc. (fka CommerceHub, Inc.)	Software	SOFR(Q)	4.75%	8.42%	07/2032	10,061	9,990	10,076
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)	4.00%	7.67%	02/2032	10,597	10,527	10,553

Portfolio Company and Type of Investment	Industry (3)	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

RxB Holdings, Inc.	Healthcare	SOFR(M)	5.00%	8.65%	12/2030	$3,283	$3,218	$3,246
Secretariat Advisors LLC	Business Services	SOFR(Q)	4.00%	7.67%	02/2032	6,110	6,083	6,134
Secure Acquisition, Inc.	Packaging	SOFR(Q)	3.75%	7.42%	12/2028	330	331	333
SonarSource Financing, LLC	Software	SOFR(M)	4.50%	8.15%	12/2030	7,100	6,994	7,029
Sovos Compliance, LLC (fka Taxware, LLC)	Software	SOFR(M)	3.25%	6.97%	08/2029	5,561	5,566	5,584
Spring Education Group, Inc.	Education	SOFR(Q)	3.25%	6.92%	10/2030	10,154	10,066	10,225
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	5.25%	9.40%	07/2026	4,940	4,902	4,868
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	7.25%	11.40%	07/2026	2,225	2,210	2,225
Storable, Inc.	Software	SOFR(M)	3.25%	6.97%	04/2031	3,820	3,818	3,843
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	8.44%	12/2027	3,650	3,646	3,109
Team.blue Finco SARL	Software	SOFR(Q)	3.25%	6.92%	07/2032	7,220	7,205	7,267
Therapy Brands Holdings LLC	Healthcare	SOFR(M)	4.00%	7.83%	05/2028	5,847	5,834	5,412
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	7.92%	08/2028	8,617	8,612	8,602
TransDigm Inc.	Manufacturing	SOFR(M)	2.50%	6.22%	08/2032	1,477	1,481	1,485
TransDigm Inc.	Manufacturing	SOFR(M)	2.50%	6.22%	02/2031	886	889	891
TRC Companies LLC	Business Services	SOFR(M)	3.00%	6.72%	12/2028	5,332	5,318	5,355
Tricorbraun Holdings, Inc.	Packaging	SOFR(M)	3.25%	6.97%	03/2031	7,082	7,057	6,876
US Fertility Enterprises, LLC	Healthcare	SOFR(M)	3.50%	7.22%	12/2032	4,378	4,356	4,400
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	8.99%	10/2028	1,641	1,629	1,660
Valcour Packaging, LLC	Packaging	SOFR(M)	1.50% +2.25%/PIK	7.60%	10/2028	2,311	2,311	1,804
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)	4.00%	7.72%	10/2031	7,745	7,724	7,680
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	3.75%	7.42%	07/2029	7,082	7,074	7,082
VT Topco, Inc.	Business Services	SOFR(M)	3.00%	6.87%	08/2030	6,865	6,769	6,781
Xplor T1, LLC	Financial Services & Technology	SOFR(Q)	3.50%	7.29%	12/2032	12,569	12,516	12,600
Zelis Cost Management Buyer, Inc.	Healthcare	SOFR(M)	3.25%	6.97%	11/2031	12,394	12,395	12,316
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.25%	9.11%	02/2028	3,884	3,822	3,884
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	9.52%	03/2028	9,625	9,543	9,625
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	9.52%	03/2028	2,116	2,098	2,116
Total Funded Investments						$659,603	$654,884	$641,435
Unfunded Investments - First lien
Citrin Cooperman Advisors LLC	Financial Services & Technology	—	—	—	04/2027	$1,364	$(14)	$6
Cohnreznick Advisory LLC	Financial Services & Technology	—	—	—	03/2027	791	(3)	5
HIG Operations Holdings, Inc.	Business Services	—	—	—	09/2026	1,236	—	—
Secretariat Advisors LLC	Business Services	—	—	—	02/2027	742	—	3
US Fertility Enterprises, LLC	Healthcare	—	—	—	12/2027	663	—	3
Total Unfunded Investments						$4,796	$(17)	$17
Total Investments						$664,399	$654,867	$641,452

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2025.
(2)Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP IV.
(3)During the year ended December 31, 2025, SLP IV updated its investment industry classification to better reflect the business mix of underlying portfolio companies. The Consolidated Schedule of Investments as of December 31, 2024 has been updated to conform to the classifications used to prepare the consolidated financial statements as of and for the year ended December 31, 2025.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of December 31, 2024:

Portfolio Company and Type of Investment	Industry (3)	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADG, LLC	Healthcare	SOFR(Q)	1.00% + 3.00%/PIK	8.48%	09/2026	$17,933	$17,928	$15,544
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	8.22%	12/2027	1,814	1,809	1,788
AmSpec Parent, LLC	Energy	SOFR(Q)	4.25%	8.56%	12/2031	2,986	2,971	3,009
Ascensus Group Holdings, Inc.	Business Services	SOFR(M)	3.00%	7.36%	08/2028	4,127	4,115	4,168
Asurion, LLC	Business Services	SOFR(M)	4.25%	8.71%	08/2028	9,692	9,623	9,716
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	7.61%	02/2029	2,349	2,342	2,361
Bach Finance Limited	Education	SOFR(Q)	3.75%	8.26%	02/2031	1,607	1,603	1,621
Barracuda Parent, LLC	Software	SOFR(Q)	4.50%	9.09%	08/2029	4,900	4,793	4,551
Bayou Intermediate II, LLC	Healthcare	SOFR(Q)	4.50%	9.35%	08/2028	8,853	8,820	8,853
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.50%	7.86%	12/2028	5,299	5,264	5,334
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	8.21%	05/2028	745	743	751
BIFM CA Buyer Inc.	Business Services	SOFR(M)	3.75%	8.11%	05/2028	2,709	2,679	2,736
Bleriot US Bidco Inc.	Federal Services	SOFR(Q)	2.75%	7.08%	10/2030	3,861	3,846	3,885
Boxer Parent Company Inc.	Software	SOFR(Q)	3.75%	8.34%	07/2031	10,440	10,415	10,541
Bracket Intermediate Holding Corp.	Healthcare	SOFR(Q)	4.25%	8.58%	05/2028	4,350	4,255	4,394
BW Holding, Inc.	Packaging	SOFR(Q)	4.00%	8.66%	12/2028	2,024	1,913	1,810
CE Intermediate I, LLC	Financial Services & Technology	SOFR(M)	3.50%	8.05%	11/2028	8,013	7,978	8,058
Chrysaor Bidco S.a r.l.	Financial Services & Technology	SOFR(Q)	3.50%	8.12%	07/2031	1,573	1,573	1,588
Cloudera, Inc.	Software	SOFR(M)	3.75%	8.21%	10/2028	9,322	9,199	9,336
CommerceHub, Inc.	Software	SOFR(Q)	6.25%	10.90%	12/2027	539	539	539
CommerceHub, Inc.	Software	SOFR(Q)	4.00%	8.80%	12/2027	4,067	3,926	3,866
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	8.47%	11/2028	3,115	3,104	3,048
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.25%	7.85%	02/2029	6,808	6,786	6,842
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	1.00% + 4.25%/PIK	9.68%	07/2029	3,414	3,360	3,098
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	8.22%	10/2028	1,828	1,823	1,612
CVET Midco 2, L.P.	Distribution & Logistics	SOFR(Q)	5.00%	9.33%	10/2029	6,589	6,442	6,354
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.50%	7.86%	07/2031	10,480	10,431	10,507
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	8.95%	10/2029	5,788	5,461	5,830
Dispatch Acquisition Holdings, LLC	Business Services	SOFR(Q)	4.25%	8.73%	03/2028	9,674	9,604	9,245
EAB Global, Inc.	Education	SOFR(M)	3.25%	7.61%	08/2028	995	990	1,000
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	8.58%	04/2029	7,405	7,312	7,273
Eisner Advisory Group LLC	Financial Services & Technology	SOFR(M)	4.00%	8.36%	02/2031	5,026	4,980	5,092
eResearchTechnology, Inc.	Healthcare	SOFR(M)	4.00%	8.36%	02/2027	2,167	2,160	2,183
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	8.07%	03/2028	10,056	10,012	9,885
FNZ Group Entities Limited	Financial Services & Technology	SOFR(Q)	5.00%	9.55%	11/2031	7,270	7,126	7,116
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	8.60%	08/2028	11,044	10,939	10,823
Groundworks, LLC	Business Services	SOFR(M)	3.25%	7.65%	03/2031	121	121	122
Groundworks, LLC	Business Services	SOFR(M)	3.25%	7.65%	03/2031	4,103	4,065	4,130
Heartland Dental, LLC	Healthcare	SOFR(M)	4.50%	8.86%	04/2028	10,011	9,795	10,042
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	8.69%	11/2026	9,607	9,593	8,490
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	9.71%	04/2029	6,246	6,083	6,163
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.68%	08/2028	3,949	3,926	3,905
Kestra Advisor Services Holdings A, Inc.	Financial Services & Technology	SOFR(M)	3.00%	7.37%	03/2031	4,560	4,549	4,571
LSCS Holdings, Inc.	Healthcare	SOFR(M)	4.50%	8.97%	12/2028	9,774	9,721	9,853

Portfolio Company and Type of Investment	Industry (3)	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Mandolin Technology Intermediate Holdings, Inc.	Software	SOFR(Q)	3.75%	8.23%	07/2028	$9,700	$9,672	$7,954
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	3.50%	8.07%	11/2030	2,029	2,002	2,052
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	9.69%	05/2028	1,965	1,900	1,968
Maverick Bidco Inc.	Software	SOFR(Q)	3.75%	8.49%	05/2028	7,761	7,739	7,773
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(M)	3.50%	7.86%	05/2028	8,180	8,158	8,246
MED ParentCo, LP	Healthcare	SOFR(M)	3.50%	7.86%	04/2031	7,327	7,293	7,370
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	8.56%	12/2031	3,000	2,970	2,979
MH Sub I, LLC (Micro Holding Corp.)	Business Services	SOFR(M)	4.25%	8.56%	05/2028	6,095	5,989	6,110
Nielsen Consumer Inc.	Business Services	SOFR(M)	4.75%	9.11%	03/2028	9,836	9,009	9,813
OMNIA Partners, LLC	Business Services	SOFR(Q)	2.75%	7.37%	07/2030	4,970	4,928	4,997
Osaic Holdings, Inc.	Financial Services & Technology	SOFR(M)	3.50%	7.86%	08/2028	11,432	11,344	11,490
Osmosis Buyer Limited	Consumer Products	SOFR(M)	3.50%	8.05%	07/2028	8,828	8,742	8,864
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	4.00%	8.59%	02/2029	1,307	1,305	1,321
Perforce Software, Inc.	Software	SOFR(M)	4.75%	9.11%	03/2031	4,868	4,848	4,803
Physician Partners, LLC	Healthcare	SOFR(Q)	4.00%	8.74%	12/2028	3,165	3,144	1,334
Planview Parent, Inc.	Software	SOFR(Q)	3.50%	7.83%	12/2027	2,993	2,985	3,018
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.25%	7.58%	10/2030	9,806	9,633	9,882
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	3.00%	7.47%	03/2028	4,975	4,955	5,004
Quartz Holding Company	Software	SOFR(M)	3.50%	7.86%	10/2028	6,874	6,845	6,909
RealPage, Inc.	Software	SOFR(Q)	3.00%	7.59%	04/2028	1,357	1,354	1,357
RealPage, Inc.	Software	SOFR(Q)	3.75%	8.08%	04/2028	2,000	1,990	2,011
RxB Holdings, Inc.	Healthcare	SOFR(M)	4.50%	8.97%	12/2027	7,287	7,268	7,287
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	6.75%	11.34%	05/2027	4,450	4,445	4,450
Spring Education Group, Inc.	Education	SOFR(Q)	4.00%	8.33%	10/2030	9,431	9,327	9,500
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	5.25%	10.03%	07/2026	3,984	3,892	3,941
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	7.25%	12.03%	07/2026	2,248	2,205	2,248
Storable, Inc.	Software	SOFR(M)	3.50%	7.86%	04/2028	3,880	3,867	3,911
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.19%	12/2027	3,688	3,683	3,382
Syndigo LLC	Software	SOFR(Q)	4.50%	9.28%	12/2027	9,798	9,788	9,828
Therapy Brands Holdings LLC	Healthcare	SOFR(M)	4.00%	8.47%	05/2028	5,908	5,891	5,021
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	8.58%	08/2028	5,648	5,634	5,648
TRC Companies LLC	Business Services	SOFR(M)	3.50%	7.97%	12/2028	9,973	9,939	10,070
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	9.73%	10/2028	1,641	1,625	1,693
Valcour Packaging, LLC	Packaging	SOFR(M)	1.50% + 2.25%/PIK	8.35%	10/2028	2,258	2,258	1,992
Viant Medical Holdings, Inc.	Healthcare	SOFR(Q)	4.00%	8.59%	10/2031	2,500	2,488	2,531
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	4.75%	9.08%	07/2029	3,372	3,357	3,387
VT Topco, Inc.	Business Services	SOFR(Q)	3.00%	7.33%	08/2030	5,724	5,675	5,771
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	9.61%	07/2029	3,999	3,807	3,971
Wrench Group LLC	Consumer Services	SOFR(Q)	4.00%	8.59%	10/2028	9,300	9,273	8,963
Xplor T1, LLC	Financial Services & Technology	SOFR(Q)	3.50%	7.83%	06/2031	4,065	4,046	4,112
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.25%	9.84%	02/2028	3,110	3,032	3,149
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	10.27%	03/2028	9,725	9,609	9,489
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	10.27%	03/2028	2,138	2,112	2,086
Total Funded Investments						$479,828	$474,743	$469,318
Unfunded Investments - First lien
AmSpec Parent, LLC	Energy	—	—	—	12/2026	$459	$(1)	$3

Portfolio Company and Type of Investment	Industry (3)	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Chrysaor Bidco S.a r.l.	Financial Services & Technology	—	—	—	07/2026	$116	$—	$1
Groundworks, LLC	Business Services	—	—	—	03/2026	637	(4)	4
Total Unfunded Investments						$1,212	$(5)	$8
Total Investments						$481,040	$474,738	$469,326

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
(3)During the year ended December 31, 2025, SLP IV updated its investment industry classification to better reflect the business mix of underlying portfolio companies. The Consolidated Schedule of Investments as of December 31, 2024 has been updated to conform to the classifications used to prepare the consolidated financial statements as of and for the year ended December 31, 2025.

Below is certain summarized consolidated financial information for SLP IV as of December 31, 2025 and December 31, 2024 and for the year ended December 31, 2025, December 31, 2024 and December 31, 2023:

Selected Consolidated Balance Sheet Information:	December 31, 2025	December 31, 2024
Investments at fair value (cost of $654,867 and $474,738, respectively)	$641,452	$469,326
Cash and other assets	31,324	15,401
Receivable from unsettled securities sold	—	7,232
Total assets	$672,776	$491,959

Credit facility	$471,737	$334,437
Deferred financing costs (net of accumulated amortization of $4,022 and $2,616, respectively)	(4,444)	(3,088)
Payable for unsettled securities purchased	66,866	13,485
Distribution payable	4,826	5,184
Other liabilities	6,978	6,090
Total liabilities	545,963	356,108

Members' capital	$126,813	$135,851
Total liabilities and members' capital	$672,776	$491,959

Selected Consolidated Statement of Operations Information:	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest income	$42,990	$47,199	$48,082
Other income	602	109	498
Total investment income	43,592	47,308	48,580

Interest and other financing expenses	23,049	25,321	24,860
Other expenses	872	834	958
Total expenses	23,921	26,155	25,818
Net investment income	19,671	21,153	22,762

Net realized losses on investments	(1,222)	(4,592)	(1,857)
Net change in unrealized (depreciation) appreciation of investments	(8,003)	2,719	22,982
Net increase in members' capital	$10,446	$19,280	$43,887
For the year ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company earned approximately $15,315, $16,228 and $15,483 of dividend income related to SLP IV, respectively, which is included in dividend income. As of December 31, 2025 and December 31, 2024, approximately $3,794 and $4,075, respectively of dividend income related to SLP IV was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rules 3-09 and 4-08(g), the Company evaluates its unconsolidated controlled portfolio companies to determine if any qualify as "significant subsidiaries." This determination is made based upon an analysis performed under Rule 10-01(b)(1), pursuant to which the Company must determine if any of its portfolio companies are considered a "significant subsidiary" as defined by Rule 1-02(w). As of December 31, 2025, SLP III is considered a significant unconsolidated subsidiary under Regulation S-X Rule 3-09. Based on the requirements under Regulation S-X Rule 3-09, separate audited financial statements of SLP III are included in Item 15(b) Exhibits of this Annual Report Form 10-K for the year ended December 31, 2025, which includes the Statement of Assets, Liabilities and Members' Capital as of December 31, 2025 and December 31, 2024 and the Statement of Operations for the years ending December 31, 2025, December 31, 2024 and December 31, 2023.
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2025:

	Total	Level I	Level II	Level III
First lien	$1,818,215	$—	$43,579	$1,774,636
Second lien	91,179	—	—	91,179
Subordinated	121,487	—	—	121,487
Structured Finance Obligations	3,277	—	—	3,277
Equity and other	707,855	—	—	707,855
Total investments	$2,742,013	$—	$43,579	$2,698,434
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,956,608	$—	$53,998	$1,902,610
Second lien	197,050	—	46,716	150,334
Subordinated	102,034	—	—	102,034
Structured Finance Obligations	3,232	—	3,232	—
Equity and other	832,100	—	—	832,100
Total investments	$3,091,024	$—	$103,946	$2,987,078
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair value, December 31, 2024	$2,987,078	$1,902,610	$150,334	$102,034	$—	$832,100
Total gains or losses included in earnings:
Net realized gains (losses) on investments	42,848	(7,483)	(3,370)	2	—	53,699
Net change in unrealized (depreciation) appreciation of investments	(149,082)	(9,914)	(1,992)	5,226	45	(142,447)
Purchases, including capitalized PIK and revolver fundings(1)	547,465	416,745	15,188	14,518	—	101,014
Proceeds from sales and paydowns of investments(1)	(708,277)	(473,065)	(98,408)	(293)	—	(136,511)
Transfers into Level III(2)	32,659	—	29,427	—	3,232	—
Transfers out of Level III(2)	(54,257)	(54,257)	—	—	—	—
Fair value, December 31, 2025	$2,698,434	$1,774,636	$91,179	$121,487	$3,277	$707,855
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(111,820)	$(11,697)	$(8,694)	$5,225	$45	$(96,699)

(1)Includes non-cash reorganizations and restructurings.

(2)As of December 31, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

(1)Includes non-cash reorganizations and restructurings
(2)As of December 31, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Levels I, II or III during the years ended December 31, 2025 and December 31, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2025 and December 31, 2024, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2025 and December 31, 2024, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2025 were as follows:

				Range
Type	Fair Value as of December 31, 2025	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,765,624	Market & income approach	EBITDA multiple	5.0x	31.3x	14.3x
			Revenue multiple	4.0x	19.5x	10.3x
			Discount rate	6.1%	21.6%	9.1%
	9,012	Other	N/A(2)	N/A	N/A	N/A
Second lien	84,722	Market & income approach	EBITDA multiple	14.0x	18.0x	16.0x
			Discount rate	9.4%	15.8%	13.5%
	6,457	Other	N/A(2)	N/A	N/A	N/A
Subordinated	121,487	Market & income approach	EBITDA multiple	7.0x	20.0x	13.4x
			Discount Rate	11.7%	18.9%	14.1%
Structured Finance Obligations	3,277	Income approach	Discount rate	10.5%	10.5%	10.5%
Equity and other	320,328	Market & income approach	EBITDA multiple	5.5x	21.7x	11.7x
			Revenue multiple	8.5x	10.5x	9.0x
			Discount rate	9.3%	20.2%	11.7%
	387,527	Income approach	Discount rate	6.3%	15.7%	11.4%
	$2,698,434

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
The carrying value of the collateralized agreement approximates fair value as of December 31, 2025 and is considered a Level III investment. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
The 2021A Unsecured Notes, 2022A Unsecured Notes, Holdings Credit Facility, SBA-guaranteed debentures and NMFC Credit Facility are considered Level III securities. The fair value of the 8.250% Unsecured Notes, the 6.875% Unsecured Notes and the 6.200% Unsecured Notes are based on quoted prices and are considered Level II securities. See Note 7. Borrowings, for details.
The following are the principal amounts and fair values of the Company’s borrowings as of December 31, 2025 and December 31, 2024. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings or market quotes, if available.

	As of
	December 31, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
Unsecured Notes	$990,000	$1,002,356	$990,000	$991,624
Holdings Credit Facility	420,063	419,981	294,363	298,435
SBA-guaranteed debentures	196,205	175,141	300,000	270,548
NMFC Credit Facility (1)	81,074	81,097	27,944	26,812
2022 Convertible Notes (2)	—	—	260,000	261,811
Total Borrowings	$1,687,342	$1,678,575	$1,872,307	$1,849,230

(1)     As of December 31, 2025, the principal amount of the NMFC Credit Facility was $81,074, which included €16,512 denominated in EUR and £8,666 denominated in GBP that has been converted to U.S. dollars. As of December 31, 2025, the fair value of the NMFC Credit Facility was $81,097, which included €16,479 denominated in EUR and £8,651 denominated in GBP that has been converted to U.S. dollars. As of December 31, 2024, the principal amount of the NMFC Credit Facility was $27,944, which included €16,512 denominated in EUR and £8,666 denominated in GBP that has been converted to U.S. dollars. As of December 31, 2024, the fair value of the NMFC Credit Facility was $26,812, which included €15,379 denominated in EUR and £8,700 denominated in GBP that has been converted to U.S. dollars.
(2)    The 2022 Convertible Notes matured and were repaid on October 15, 2025.

The following table summarizes the notional amounts and fair values of the Company's derivative instruments as of December 31, 2025 and December 31, 2024. The Company's derivative instruments are considered Level II investments.

	As of December 31, 2025			As of December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives in fair value hedging relationships:
Interest rate swaps	$600,000	$5,647	$(366)	$600,000	$—	$(7,423)
Total derivatives designated as hedging instruments	$600,000	$5,647	$(366)	$600,000	$—	$(7,423)
Total derivatives	$600,000	$5,647	$(366)	$600,000	$—	$(7,423)
Total net derivatives(1)	$600,000	$5,281	$—	$600,000	$—	$(7,423)

(1)As of December 31, 2025, the Company had a net derivative asset at fair value subject to such enforceable master netting arrangement in the amount of $5,281 and a collateral balance of $14,630, included in "Payable to broker" on the Consolidated Statements of Assets and Liabilities. As of December 31, 2024, the Company had a net derivative liability at fair value subject to such enforceable master netting arrangement in the amount of $7,423 and a collateral balance $3,230, included in "Payable to broker" on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025 and December 31, 2024, if the Company had elected to offset, the net amount would be $0 and $0, respectively.

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
Note 5. Agreements
The Company entered into an investment advisory and management agreement (as amended from time to time, the “Investment Management Agreement”) with the Investment Adviser, which was most recently re-approved by the Company's board of directors on February 11, 2026, at an in-person meeting, for a period of 12 months commencing on March 1, 2026. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee. On November 1, 2021, the Company entered into Amendment No. 1 to the Investment Management Agreement (“Amendment No. 1”). As described below, the sole purpose of Amendment No. 1 was to reduce the base management fee from 1.75% of the Company’s gross assets to 1.4% of the Company’s gross assets. On January 29, 2025, the Company entered into Amendment No. 2 to the Investment Management Agreement ("Amendment No. 2"), the sole purpose of which was to reduce the base management fee from 1.4% of the Company's gross assets to 1.25% of the Company's gross assets.
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
The Company entered into a fee waiver agreement, dated March 31, 2021, as subsequently amended on November 2, 2021 and August 3, 2023, pursuant to which, effective as of and for the quarter ended March 31, 2021 through the quarter ended December 31, 2024, the Investment Adviser waived base management fees in order to reach a target base management fee of 1.25% on gross assets. Following the expiration of the Fee Waiver Agreement on December 31, 2024, the Investment Adviser agreed to waive an amount of the base management fee that it may have been entitled to under the Investment Advisory Agreement for the period of January 1, 2025 through January 28, 2025, that would be in excess of an annual rate of 1.25% of the Company's gross assets. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, management fees waived were approximately $288, $3,739 and $4,117, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company's “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of December 31, 2025), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The Investment Adviser can voluntarily agree to waive a portion of the incentive fee that would otherwise have been earned during the period. The incentive fee waiver is made at the sole discretion of the Investment Adviser and is not required by any contractual or regulatory obligation. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023 incentive fees waived were approximately $12,844, $0 and $0.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

	Year Ended December 31,
	2025	2024	2023
Management fee	$38,787	$45,522	$45,610
Less: management fee waiver	(288)	(3,739)	(4,117)
Total management fee	38,499	41,783	41,493
Incentive fee, excluding accrued capital gains incentive fees	$30,761	$36,385	$38,303
Less: incentive fee waiver	(12,844)	—	—
Total incentive fee	17,917	36,385	38,303
Accrued capital gains incentive fees(1)	$—	$—	$—

(1)As of December 31, 2025, December 31, 2024 and December 31, 2023, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the board of directors on February 11, 2026 for a period of 12 months commencing on March 1, 2026. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, approximately $2,490, $2,428 and $2,341, respectively, of indirect administrative expenses, of which no expenses were waived by the Administrator. As of December 31, 2025 and December 31, 2024, $610 and $580, respectively, of indirect administrative expenses were included in payable to affiliates. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the reimbursement to the Administrator represented approximately 0.09%, 0.07% and 0.07%, respectively, of the Company's gross assets.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company’s investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser’s allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Investment Adviser and certain of its affiliates, were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the board of directors and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the board of directors make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the board of directors will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the board of directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the board of directors.
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
On March 30, 2020, the Company entered into an unsecured revolving credit facility with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $30,000 maximum amount of revolver borrowings available and a maturity date of December 31, 2022. On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C. (the "Uncommitted Revolving Loan Agreement" and the facility thereunder, the "Unsecured Management Company Revolver"), which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. On December 17, 2021, the Company entered into Amendment No. 1 to the Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which lowered the interest rate and extended the maturity date from December 31, 2022 to December 31, 2024. On October 31, 2023, we entered into a Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings thereunder from $50,000 to $100,000, extended the maturity date from December 31, 2024 to December 31, 2027 and changed the interest rate to the Applicable Federal Rate (as defined in the Uncommitted Revolving Loan Agreement). On October 27, 2025, we entered into the Third Amended and Restated Uncommitted Revolving Loan Agreement which extended the maturity date from December 31, 2027 to December 31, 2030. Refer to Note 7. Borrowings for discussion of the Unsecured Management Company Revolver (defined below).
NMFC and SBIC I are parties to an intercompany promissory note (the "Intercompany Note"). The Intercompany Note had an initial principal balance of $59,000 and the purpose is to fund the repayment of the SBA guaranteed-debentures issued by SBIC I. Under the terms of the Intercompany Note, no fees or interest are payable to NMFC. For the purposes of the consolidated financial statements, all balances and transactions related to the Intercompany Note are eliminated. As of December 31, 2025, the Intercompany Note had a principal balance of $43,700.
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to the Company from 200.0% to 150.0% as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude the SBA-guaranteed debentures held by SBIC I, SBIC II and SBIC III, if any, from the definition of "senior security" for the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility and certain of the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of December 31, 2025, the Company’s asset coverage ratio was 179.20%.
Holdings Credit Facility—On October 24, 2017, the Company entered into the Third Amended and Restated Loan and Security Agreement (as amended from time to time, the "Loan and Security Agreement") among the Company, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (the "Holdings Credit Facility"). As of the amendment on March 28, 2025, the maturity date of the Holdings Credit Facility is March 28, 2030 and the maximum facility amount is the lesser of $800,000 and the actual commitments of the lenders to make advances as of such date.
As of December 31, 2025, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 35.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

	Year Ended December 31,
	2025	2024	2023
Interest expense	$20,800	$28,154	$41,176
Non-usage fee	$2,202	$1,856	$760
Amortization of financing costs	$2,595	$2,322	$1,912
Weighted average interest rate	6.2%	7.5%	7.0%
Effective interest rate	7.8%	8.8%	7.6%
Average debt outstanding	$329,962	$369,292	$577,759
As of December 31, 2025, December 31, 2024 and December 31, 2023, the outstanding balance on the Holdings Credit Facility was $420,063, $294,363 and $515,063, respectively, and NMF Holdings was in compliance with the applicable covenants of the Holdings Credit Facility on such dates.
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

As of December 31, 2025, the maximum amount of revolving borrowings available under the NMFC Credit Facility is $527,100. As of the amendment and restatement on September 30, 2024, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $638,500, of which $527,100 had been committed by Extending Lenders and $111,400 had been committed by Non-Extending Lenders. On May 7, 2025, all outstanding borrowings attributed to the Non-Extending Lenders were fully repaid and the $111,400 committed by Non-Extending Lenders was terminated. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
As of the amendment and restatement on September 30, 2024, the NMFC Credit Facility generally bears interest at a rate of SOFR or SONIA, plus any applicable credit spread adjustment or EURIBOR plus any applicable credit spread adjustment plus 1.90% per annum for Extending Lenders and 2.10% per annum for Non-Extending Lenders, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). From June 29, 2023 to September 29, 2024, the NMFC Credit Facility bore interest at a rate of SOFR plus any applicable credit spread adjustment, SONIA or EURIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.375% per annum. From June 4, 2021 to June 28, 2023, the NMFC Credit Facility generally bore interest at a rate of LIBOR, SONIA or EURIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.375% per annum. As of the amendment on June 5, 2024, the Canadian Dollar Offered Rate was replaced with the Canadian Overnight Repo Rate Average term rate plus a credit spread adjustment as a benchmark rate for certain assets
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

	Year Ended December 31,
	2025	2024	2023
Interest expense	$2,562	$5,174	$7,380
Non-usage fee	$1,973	$900	$363
Amortization of financing costs	$767	$348	$216
Weighted average interest rate	5.3%	7.0%	7.1%
Effective interest rate	11.2%	8.7%	7.7%
Average debt outstanding	$47,257	$74,245	$103,244
As of December 31, 2025, the outstanding balance on the NMFC Credit Facility was $81,074, which included €16,512 denominated in Euro ("EUR") and £8,666 denominated in British Pound Sterling ("GBP") that has been converted to U.S. dollars. As of December 31, 2024, the outstanding balance on the NMFC Credit Facility was $27,944, which included €16,512 denominated in EUR and £8,666 denominated in GBP that has been converted to U.S. dollars. As of December 31, 2023, the outstanding balance on the NMFC Credit Facility was $36,813, which included €700 denominated in EUR and £22,850 denominated in GBP that has been converted to U.S. dollars. NMFC was in compliance with the applicable covenants of the NMFC Credit Facility on such dates.
Unsecured Management Company Revolver—The Unsecured Management Company Revolver, is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. As of the amendment on October 27, 2025, the maturity date of the Unsecured Management Company Revolver is December 31, 2030.
As of the amendment on October 31, 2023, the Unsecured Management Company Revolver bears interest at the Applicable Federal Rate. As of December 17, 2021 through the amendment on October 31, 2023, the Unsecured Management Company Revolver bore interest at a rate of 4.00% per annum. On October 31, 2023, the Company entered into a Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amount of revolving borrowings available thereunder from $50,000 to $100,000. As of December 31, 2025, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $100,000 and no borrowings were outstanding. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, amortization of financing costs were $5, $7 and $2, respectively.
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
The advances under the DB Credit Facility accrued interest at a per annum rate equal to the Applicable Margin (as defined in the LFSA) plus the lender's Cost of Funds Rate (as defined in the LFSA). As of the amendment on October 31, 2023, the Applicable Margin was equal to 2.55% during the Revolving Period, increased by 0.20% per annum after the Revolving Period (as defined in the LFSA) and would have been increased by 2.00% per annum during an Event of Default. From June 29, 2023 to October 30, 2023, the Applicable Margin was 2.61% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and then would have been increased by 2.00% per annum during an Event of Default. From March 25, 2021 to June 29, 2023, the Applicable Margin was equal to 2.35% during the Revolving Period, increased by 0.20% per annum after the Revolving Period and then would have been increased by 2.00% during an Event of Default (as defined in the LFSA). The "Cost of Funds Rate" for a conduit lender was the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender was the Base Rate. Effective June 29, 2023, the Base Rate was the three-months SOFR Rate. Prior to the amendment on June 29, 2023, the Base Rate was the three-months LIBOR rate. The Company was also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the LFSA) and a facility agent fee of 0.25% per annum, until the amendment on October 31, 2023, on the total facility amount. As of the amendment on October 31, 2023, the facility agent fee was 0.20% per annum on the total facility amounts.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the years ended December 31, 2024 and December 31, 2023.

	Year Ended December 31,
	2024(2)(4)	2023
Interest expense(1)	$11,203	$14,964
Non-usage fee(1)	$331	$466
Amortization of financing costs(3)	$2,047	$1,113
Weighted average interest rate	8.1%	7.9%
Effective interest rate	9.9%	8.9%
Average debt outstanding	$182,364	$186,422

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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMNLC Credit Facility II for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

	Year Ended December 31,
	2024(1)(2)	2023
Interest expense	$161	$186
Non-usage fee	$1	$1
Amortization of financing costs	$81	$87
Weighted average interest rate	7.5%	7.2%
Effective interest rate	11.6%	11.0%
Average debt outstanding	$2,362	$2,506

(1)On November 14, 2024, NMNLC repaid all amounts outstanding under the NMNLC Credit Facility II, including outstanding borrowings and accrued interest, and terminated the NMNLC Credit Facility II on November 22, 2024.
(2)For the year ended December 31, 2024, average debt outstanding represents the period from January 1, 2024 to November 22, 2024 (termination of the NMNLC Credit Facility)
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
The 2022 Convertible Notes matured on October 15, 2025, pursuant to the terms of the 2018C Indenture. The Company could not redeem the 2022 Convertible Notes prior to July 15, 2025. Prior to their maturity, on or after July 15, 2025, the 2022 Convertible Notes were redeemable for cash, in whole or from time to time in part, at the Company's option at a redemption price, subject to an exception for redemption dates occurring after a record date but on or prior to the interest payment date, equal to the sum of (i) 100% of the principal amount of the 2022 Convertible Notes to be redeemed, (ii) accrued and unpaid interest thereon to, but excluding, the redemption date and (iii) a make-whole premium.
Prior to the maturity of the 2022 Convertible Notes, the conversion rate was be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.30 per share per quarter for the 2022 Convertible Notes and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, were subject to a conversion price floor of $12.38 per share for the 2022 Convertible Notes. In no event would the total number of shares of common stock issuable upon conversion exceed 80.7754 per $1 principal amount of the 2022 Convertible Notes. The Company had determined that the embedded conversion option in the 2022 Convertible Notes was not required to be separately accounted for as a derivative under GAAP.
The 2022 Convertible Notes were unsecured obligations and ranked senior in right of payment to the Company’s existing and future indebtedness, if any, that was expressly subordinated in right of payment to the 2022 Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that was not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secured) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles. As reflected in Note 12. Earnings Per Share, the issuance was considered part of the if-converted method for calculation of diluted earnings per share.
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the 2018 Convertible Notes and 2022 Convertible Notes (together, the "Convertible Notes") for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

	Year Ended December 31,
	2025(1)	2024	2023(2)
Interest expense	$15,325	$19,500	$22,767
Amortization of financing costs	$1,352	$1,619	$1,676
Amortization of premium	$(79)	$(116)	$(130)
Weighted average interest rate	7.5%	7.5%	7.1%
Effective interest rate	8.1%	8.1%	7.6%
Average debt outstanding	$203,660	$260,000	$320,494

(1)For the year ended December 31, 2025, amounts reported include interest and amortization of financing costs related to the 2022 Convertible Notes for the period from January 1, 2025 to October 15, 2025 (repayment of the 2022 Convertible Notes).
(2)For the year ended December 31, 2023, amounts reported include interest and amortization of financing costs related to the 2018 Convertible Notes for the period from January 1, 2023 to August 15, 2023 (repayment of the 2018 Convertible Notes).

As of December 31, 2025, December 31, 2024 and December 31, 2023, the outstanding balance on the 2022 Convertible Notes was $0, $260,000 and $260,000, respectively. There was no outstanding balance on the 2018 Convertible Notes as of December 31, 2025, December 31, 2024 and December 31, 2023. The Company was in compliance with the terms of the 2018A Indenture and 2018C Indenture on such dates.
Unsecured Notes
On May 6, 2016, the Company issued $50,000 in aggregate principal amount of five-year unsecured notes (the “2016 Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, the Company entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40,000 in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On February 16, 2021, the Company repaid all $90,000 in aggregate principal amount of the issued and outstanding 2016 Unsecured Notes. On June 30, 2017, the Company issued $55,000 in aggregate principal amount of five-year unsecured notes that matured on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On July 15, 2022, the Company caused notices to be issued to holders of the Company's 2017A Unsecured Notes regarding the exercise of the Company's option to repay all of the Company's $55,000 in aggregate principal amount of issued and outstanding 2017A Unsecured Notes, which was repaid on July 14, 2022. On January 30, 2018, the Company issued $90,000 in aggregate principal amount of five-year unsecured notes that matured on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On January 30, 2023, the Company caused notices to be issued to holders of the Company's 2018A Unsecured Notes regarding the exercise of the Company's option to repay all of the Company's $90,000 in aggregate principal amount of issued and outstanding 2018A Unsecured Notes, which was repaid on January 27, 2023. On July 5, 2018, the Company issued $50,000 in aggregate principal amount of five-year unsecured notes that matured on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On June 28, 2023, the Company caused notices to be issued to holders of the Company's 2018B Unsecured Notes regarding the exercise of the Company's option to repay all of the Company's $50,000 in aggregate principal amount of issued and outstanding 2018B Unsecured Notes, which was repaid on June 27, 2023. On April 30, 2019, the Company issued $116,500 in aggregate principal amount of five-year unsecured notes with a maturity of April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA (the "Fourth Supplement"). On February 5, 2024, the Company fully repaid $116,500 in aggregate principal amount of issued and outstanding 2019A Unsecured Notes. On January 29, 2021, the Company issued $200,000 in aggregate principal amount of five-year unsecured notes that matured on January 29, 2026 (the "2021A Unsecured Notes") pursuant to the NPA and a fifth supplement to the NPA (the "Fifth Supplement"). On January 29, 2026, the Company fully repaid the 2021A Unsecured Notes upon maturity. On June 15, 2022, the Company issued $75,000 in aggregate principal amount of five-year unsecured notes that mature on June 15, 2027 (the "2022A Unsecured Notes") pursuant to the NPA and a sixth supplement to the NPA (the "Sixth Supplement"). The NPA provides for future issuances of unsecured notes in separate series or tranches.
The 2016 Unsecured Notes bore interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year. The 2017A Unsecured Notes bore interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year. The 2018A Unsecured Notes bore interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year. The 2018B Unsecured Notes bore interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year. The 2019A Unsecured Notes bore interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year. The 2021A Unsecured Notes bore interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year. The 2022A Unsecured Notes bear interest at an annual rate of 5.900%, payable semi-annually in arrears on June 15 and December 15 of each year. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or the Company ceases to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000. In each such event, the Company has the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

	Year Ended December 31,
	2025	2024(1)	2023(2)
Interest expense (3)	$63,883	$50,333	$21,511
Amortization of financing costs	$3,277	$2,368	$770
Amortization of discount	$1,246	$736	$—
Weighted average interest rate	6.5%	6.6%	4.9%
Effective interest rate	6.9%	7.1%	5.1%
Average debt outstanding	$990,000	$755,239	$438,473

(1)For the year ended December 31, 2024, amounts reported include interest and amortization of financing costs related to the 6.875% Unsecured Notes for the period from February 1, 2024 (issuance date of the 6.875% Unsecured Notes ) to December 31, 2024 and the 6.200% Unsecured Notes for the period from September 26, 2024 (issuance date of the 6.200% Unsecured Notes) to December 31, 2024 .
(2)For the year ended December 31, 2023, amounts reported include interest and amortization of financing costs related to the 8.250% Unsecured Notes for the period from November 13, 2023 (issuance date of the 8.250% Unsecured Notes) to December 31, 2023.
(3)Interest expense includes net expense recognized on fair value hedges.

As of December 31, 2025, December 31, 2024 and December 31, 2023, the outstanding balance on the Unsecured Notes was $991,585, $978,503 and $506,500, respectively, and the Company was in compliance with the terms of the NPA and Indenture as of such dates, as applicable.
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
The following table presents the effect of hedging derivative instruments on the Consolidated Statements of Operations and the total amounts for the respective line items affected:

	Year Ended
	December 31, 2025	December 31, 2024(1)
(Losses) gains on fair value hedging relationship:
Interest rate swap contract:
Interest expense recognized on derivative	$(3,863)	$(4,043)
Gains (losses) recognized on derivative	12,703	(7,423)
(Losses) Gains recognized on hedged item	(11,836)	7,214
Net expense recognized on fair value hedge	$(2,996)	$(4,252)

(1)For the year ended December 31, 2024, the Company entered into a hedge relationship from February 1, 2024 to December 31, 2024 for the 6.875% Unsecured Notes and from September 26, 2024 to December 31, 2024 for the 6.200% Unsecured Notes.

The following table summarizes the carrying value of the Company's hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of December 31, 2025.

	As of
	December 31, 2025		December 31, 2024
Description	Carrying Value	Cumulative Amount of Basis Adjustment	Carrying Value	Cumulative Amount of Basis Adjustment
6.875% Unsecured Notes	$303,000	$(4,918)	$296,590	$871
6.200% Unsecured Notes	$298,585	$296	$291,913	$6,343
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
The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a net asset position on December 31, 2025 was $5,281 and a net liability position on December 31, 2024 was $7,423, respectively, for which Morgan Stanley Bank N.A. had posted collateral of $14,630 and $3,230, respectively. The Company does not have any derivatives that are not designated as hedging instruments.
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
As of December 31, 2025 and December 31, 2024, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $46,205 and $150,000, respectively.
As of December 31, 2025 and December 31, 2024, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively.
The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
SBIC III received a license to operate as a SBIC on July 15, 2025. As of December 31, 2025, SBIC III had regulatory capital of $3,375 and no SBA-guaranteed debentures outstanding.

The following table summarizes the Company’s SBA-guaranteed debentures as of December 31, 2025.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

	Year Ended December 31,
	2025	2024	2023
Interest expense	$6,458	$8,126	$8,104
Amortization of financing costs	$824	$1,005	$1,002
Weighted average interest rate	2.6%	2.7%	2.7%
Effective interest rate	3.0%	3.0%	3.0%
Average debt outstanding	$246,403	$300,000	$300,000
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2025, the Company had unfunded commitments on revolving credit facilities of $133,534, which included €1,092 denominated in EUR that has been converted to U.S. dollars, no outstanding bridge financing commitments and other future funding commitments of $77,602, which included €6,411 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $126,723, no outstanding bridge financing commitments and other future funding commitments of $116,953. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the NMFC Credit Facility and the Unsecured Management Company Revolver as of December 31, 2025 and December 31, 2024. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2025 and December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $4,727 and $83,638, respectively, which could require funding in the future.
Note 10. Distributions
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Such differences may include differences in the treatment of short-term gains as ordinary for tax purposes, return of capital, dividend re-designations and the timing of the deductibility of certain business expenses, as applicable. To the extent these differences are permanent in nature, they are charged or credited to additional paid-in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. During the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences were as follows:

	Year Ended December 31,
	2025	2024	2023
Undistributed net investment income	$(674)	$(3,297)	$(5,367)
Distributions in excess of net realized gains	—	—	898
Additional paid-in-capital	674	3,297	4,469

For U.S. federal income tax purposes, distributions deemed paid to stockholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions deemed paid by the Company for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were estimated to be as follows:

	Year Ended December 31,
	2025	2024	2023
Ordinary income (non-qualified)	$124,806	$114,693	$140,397
Ordinary income (qualified)	—	—	10,340
Capital gains	—	—	—
Return of capital	11,798	35,799	—
Total	$136,604	$150,492	$150,737
As of December 31, 2025, December 31, 2024 and December 31, 2023, the costs of investments for the Company for tax purposes were $2,741,208, $2,978,976 and $2,927,312, respectively.

	December 31, 2025(1)(2)	December 31, 2024(1)(2)	December 31, 2023(1)(2)
Tax cost	$2,741,208	$2,978,976	$2,927,312
Gross unrealized appreciation on investments	284,487	562,558	466,794
Gross unrealized depreciation on investments	(270,182)	(437,010)	(366,284)
Total investments at fair value	$2,755,513	$3,104,524	$3,027,822

(1)Includes securities purchased under collateralized agreement to resell.
(2)Excludes investments attributable to non-controlling interest in NMNLC.
At December 31, 2025, December 31, 2024 and December 31, 2023, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly as well as through undistributed income.
As of December 31, 2025, December 31, 2024 and December 31, 2023, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended December 31,
	2025	2024	2023
Accumulated capital loss carryforwards	$(106,521)	$(113,250)	$(84,427)
Other temporary differences	6,131	6,179	6,986
Undistributed ordinary income	—	—	4,522
Unrealized depreciation (appreciation)	(21,286)	93,479	60,575
Total	$(121,676)	$(13,592)	$(12,344)
The Company is subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its net ordinary income earned for the calendar year and (2) 98.2% of its capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2025, the Company does not expect to incur any excise taxes. For the years ended December 31, 2024 and December 31, 2023, the Company did not incur any excise taxes.

The following information is hereby provided with respect to distributions declared during the calendar years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended December 31,
	2025	2024	2023
Distributions per share	$1.28	$1.37	$1.49
Ordinary dividends	91.36%	75.68%	93.14%
Long-term capital gains	—%	—%	—%
Qualified dividend income	—%	—%	6.86%
Dividends received deduction	—%	—%	6.86%
Interest-related dividends(1)	84.62%	71.22%	88.43%
Qualified short-term capital gains(1)	—%	—%	—%
Return of capital	8.64%	24.32%	—%

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

Note 11. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

					Accumulated Overdistributed Earnings
	Common Stock		Treasury Stock at Cost	Paid in Capital in Excess of Par	Accumulated Net Investment Income	Accumulated Net Realized Gains (Losses)	Net Unrealized Appreciation (Depreciation)	Total Net Assets of NMFC	Non-Controlling Interest in NMNLC	Total Net Assets
	Shares	Par Amount
Net assets at December 31, 2022	100,937,026	$1,009	$—	$1,305,945	$147,593	$(68,072)	$(72,002)	$1,314,473	$11,718	$1,326,191
Issuances of common stock	1,621,833	17	—	21,224	—	—	—	21,241	—	21,241
Offering costs	—	—		(369)	—	—	—	(369)	—	(369)
Distributions declared	—	—		—	(150,737)	—	—	(150,737)	(693)	(151,430)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	158,918	(32,841)	9,266	135,343	747	136,090
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	—	4,469	(5,367)	898	—	—	—	—
Net assets at December 31, 2023	102,558,859	$1,026	$—	$1,331,269	$150,407	$(100,015)	$(62,736)	$1,319,951	$11,772	$1,331,723
Issuances of common stock	5,292,556	53	—	67,637	—	—	—	67,690	—	67,690
Other	—	—	—		—	—	—	—	244	244
Offering costs	—	—	—	(552)	—	—	—	(552)	—	(552)
Distributions declared	—	—	—	—	(147,193)		—	(147,193)	(925)	(148,118)
Sale of non-controlling interest in NMNLC	—	—		—	—	—	—	—	(4,666)	(4,666)
Realized gain in NMNLC	—	—		—	—	—	—	—	(1,533)	(1,533)
Net increase (decrease) in net assets resulting from operations	—	—	—		145,550	(41,264)	9,157	113,443	1,060	114,503
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	—	(32,502)	32,502	—	—	—	—	—
Net assets at December 31, 2024	107,851,415	$1,079	$—	$1,365,852	$181,266	$(141,279)	$(53,579)	$1,353,339	$5,952	$1,359,291
Issuances of common stock	514	—	—	—	—	—	—	—	—	—
Repurchases of common stock under the repurchase programs	(5,213,541)	—	(51,952)	—	—	—	—	(51,952)	—	(51,952)
Conversion of 2022 Convertible Notes to Shares	—	—	—	7	—	—	—	7	—	7
Offering costs	—	—	—	(9)	—	—	—	(9)	—	(9)
Distributions declared to stockholders from net investment income	—	—	—	—	(123,898)	—	—	(123,898)	(358)	(124,256)
Return of capital distributions declared to stockholders	—	—	—	(11,798)	—	—	—	(11,798)	—	(11,798)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	135,889	43,158	(162,559)	16,488	485	16,973
Tax reclassification adjustments (See Note 10)	—	—	—	674	(674)	—	—	—	—	—
Net assets at December 31, 2025	102,638,388	$1,079	$(51,952)	$1,354,726	$192,583	$(98,121)	$(216,138)	$1,182,177	$6,079	$1,188,256
On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of common stock (the "Old Repurchase Program"). The Old Repurchase Program terminated on October 8, 2025 upon the repurchase of $50,000 of common stock. On October 23, 2025, the Company's board of directors authorized a new program for the purpose of repurchasing up to $100,000 worth of our common stock (the "Repurchase Program").
Under the Old Repurchase Program and the Repurchase Program, the Company was permitted, but not obligated, to repurchase outstanding common stock in the open market from time to time, provided that the Company complied with its code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. The Company expects the Repurchase Program to be in place until the earlier of December 31, 2026 or until $100,000 of outstanding shares of common stock have been repurchased.
During the fiscal year ended December 31, 2025, approximately $47,052 of common stock was repurchased under the Old Repurchase Program and $4,900 of common stock was repurchased under the Repurchase Program. As of December 31, 2025, approximately $95,101 remained available under the Repurchase Program.
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
For the year ended December 31, 2025, the Company did not sell any shares of common stock under the Distribution Agreement. For the year ended December 31, 2024, the Company sold 5,292,556 shares of common stock under the Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $67,691, including $12 of offering expenses, from these sales. For the year ended December 31, 2023, the Company sold 1,621,833 shares of common stock under the Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $21,241, including $0 of offering expenses, from these sales.
The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of December 31, 2025, December 31, 2024 and December 31, 2023, shares representing approximately $257,991, $257,991 and $175,694, respectively, of its common stock remain available for issuance and sale under the Distribution Agreement.
On June 27, 2025, the Company was notified that $7 of aggregate principal amount of the 2022 Convertible Notes were being converted to 514 shares of common stock at a conversion price of $13.61 per share, with the transaction settling on July 2, 2025.

Note 12. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company's net assets per share resulting from operations for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended December 31,
	2025	2024	2023
Earnings per share—basic
Numerator for basic earnings per share:	$16,488	$113,443	$135,343
Denominator for basic weighted average share:	106,150,261	106,570,782	101,118,302
Basic earnings per share:	$0.16	$1.06	$1.34
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$16,488	$113,443	$135,343
Adjustment for interest on Convertible Notes and incentive fees, net (2) (3)	13,433	15,600	18,214
Numerator for diluted earnings per share:	$29,921	$129,043	$153,557
Denominator for basic weighted average share	106,150,261	106,570,782	101,118,302
Adjustment for dilutive effect of Convertible Notes (4)	14,943,056	18,892,607	22,370,580
Denominator for diluted weighted average share	121,093,317	125,463,389	123,488,882
Diluted earnings per share	$0.16	$1.03	$1.24

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the year ended December 31, 2025, there was anti-dilution. For the years ended December 31, 2024 and December 31, 2023, there was no anti-dilution.
(2)For the year ended December 31, 2025, amounts reported includes interest related to the 2022 Convertible Notes for the period from January 1, 2025 to October 15, 2025 (repayment of the 2022 Convertible Notes). As of December 31, 2025, the Company did not hold any additional Convertible Notes.
(3)In applying the if-converted method, the adjustment for incentive fees includes the impact of any incentive fee waived during the period. See Note 5. Agreements, for details.
(4)For the year ended December 31, 2025, the diluted effect of the Convertible Notes includes the 2022 Convertible Notes for the period from January 1, 2025 to October 15, 2025 (repayment of the 2022 Convertible Notes). As of December 31, 2025, the Company did not hold any additional Convertible Notes.

Note 13. Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2025, December 31, 2024, December 31, 2023, December 31, 2022 and December 31, 2021.

	Year Ended December 31,
	2025	2024	2023	2022	2021
Per share data(1):
Net asset value at the beginning of the period	$12.55	$12.87	$13.02	$13.49	$12.62
Net investment income	1.28	1.37	1.57	1.18	1.21
Net realized and unrealized (losses) gains(2)	(1.14)	(0.32)	(0.23)	(0.43)	0.86
Total net increase	0.14	1.05	1.34	0.75	2.07
Repurchases of common stock	0.11	—	—	—	—
Distributions declared to stockholders from net investment income	(1.17)	(1.04)	(1.49)	(1.11)	(1.09)
Return of capital distributions declared to stockholders	(0.11)	(0.33)	—	(0.11)	(0.11)
Net asset value at the end of the period	$11.52	$12.55	$12.87	$13.02	$13.49
Per share market value at the end of the period	$9.21	$11.26	$12.72	$12.37	$13.70
Total return based on market value(3)	(7.32)%	(0.96)%	15.48%	(0.56)%	31.91%
Total return based on net asset value(4)	1.94%	8.47%	10.64%	5.71%	16.97%
Shares outstanding at end of period	102,638,388	107,851,415	102,558,859	100,937,026	97,907,441
Average weighted shares outstanding for the period	106,150,261	106,570,782	101,118,302	100,202,847	96,952,959
Average net assets for the period	$1,308,501	$1,358,484	$1,323,778	$1,344,266	$1,261,338
Ratio to average net assets:
Net investment income	10.39%	10.71%	12.00%	8.82%	9.32%
Total expenses, before waivers/reimbursements	15.58%	16.89%	16.54%	13.35%	13.11%
Total expenses, net of waivers/reimbursements	14.57%	16.61%	16.23%	13.01%	12.05%
Average debt outstanding—Unsecured Notes (5)	$990,000	$755,239	$438,473	$526,829	$516,611
Average debt outstanding—Holdings Credit Facility	329,962	369,292	577,759	581,367	478,016
Average debt outstanding—SBA-guaranteed debentures	246,403	300,000	300,000	300,000	300,000
Average debt outstanding—Convertible Notes (6)	203,660	260,000	320,494	228,806	201,250
Average debt outstanding—NMFC Credit Facility(7)	47,257	74,245	103,244	133,053	132,685
Average debt outstanding—DB Credit Facility (8)	—	182,364	186,422	209,898	209,307
Average debt outstanding—NMNLC Credit Facility II(9)	—	2,362	2,506	7,195	3,501
Asset coverage ratio(10)	179.20%	186.70%	187.54%	177.42%	181.21%
Portfolio turnover	13.30%	24.84%	8.87%	18.01%	35.33%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders which is based on actual rate per share).
(2)Includes the effect of common stock issuances per share, which for the years ended December 31, 2025, December 31, 2024, December 31, 2023, December 31, 2022 and December 31, 2021 were $(0.02), $(0.02), $0.00, $0.01 and $(0.01), respectively.
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
(6)For the year ended December 31, 2025, average debt outstanding includes the 2022 Convertible Notes for the period from January 1, 2025 to October 15, 2025 (repayment of the 2022 Convertible Notes). For the year ended December 31, 2023, average debt outstanding includes the 2018 Convertible Notes for the period from January 1, 2023 to August 15, 2023 (repayment of the 2018 Convertible Notes). For the year ended December 31, 2022, average debt outstanding includes the 2022 Convertible Notes for the period from November 2, 2022 (issuance of the 2022 Convertible Notes) to December 31, 2022.
(7)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2025, the Company had borrowings denominated in EUR of €16,512 and borrowings denominated in GBP of £8,666 that has been converted to U.S. dollars. As of December 31, 2024, the Company had borrowings denominated in EUR of €16,512 and borrowings denominated in GBP of £8,666 that has been converted to U.S. dollars. As of December 31, 2023, the Company had borrowings denominated in EUR of €700 and borrowings denominated in GBP of £22,850 that has been converted to U.S. dollars. As of December 31, 2022, the Company had borrowings denominated in EUR of €700 and borrowings denominated in GBP of £22,850 that has been converted to U.S. dollars.
(8)For the year ended December 31, 2024, average debt outstanding represents the period from January 1, 2024 to September 30, 2024 (repayment and termination of the DB Credit Facility).
(9)For the year ended December 31, 2024, average debt outstanding represents the period from January 1, 2024 to November 22, 2024 (repayment and termination of the NMNLC Credit Facility II).
(10)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

Senior Securities
Information about our senior securities as of December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016 are shown in the following table.

Class and Year (1)	Total Amount Outstanding Exclusive of Treasury Securities (2)	Asset Coverage Per Unit (3)	Involuntary Liquidating Preference Per Unit (4)	Average Market Value Per Unit (5)
December 31, 2025
Holdings Credit Facility	$420.1	$1,792	—	N/A
Unsecured Notes (not including the 8.250% Unsecured Notes)	875.0	1,792	—	N/A
8.250% Unsecured Notes	115.0	1,792	—	$24.50
NMFC Credit Facility(6)	81.1	1,792	—	N/A
December 31, 2024
Holdings Credit Facility	294.4	1,867	—	N/A
2022 Convertible Notes	260.0	1,867	—	N/A
Unsecured Notes (not including the 8.250% Unsecured Notes)	875.0	1,867	—	N/A
8.250% Unsecured Notes	115.0	1,867	—	$24.26
NMFC Credit Facility(6)	27.9	1,867	—	N/A
December 31, 2023
Holdings Credit Facility	515.1	1,875	—	N/A
Unsecured Notes (not including the 8.250% Unsecured Notes)	391.5	1,875	—	N/A
2022 Convertible Notes	260.0	1,875	—	N/A
DB Credit Facility	186.4	1,875	—	N/A
8.250% Unsecured Notes	115.0	1,875	—	$25.88
NMFC Credit Facility(6)	36.8	1,875	—	N/A
NMNLC Credit Facility II	2.9	1,875	—	N/A
December 31, 2022
Holdings Credit Facility	619.0	1,774	—	N/A
2018 Convertible Notes	116.8	1,774	—	N/A
2022 Convertible Notes	200.0	1,774	—	N/A
Unsecured Notes	531.5	1,774	—	N/A
NMFC Credit Facility(6)	40.4	1,774	—	N/A
DB Credit Facility	186.4	1,774	—	N/A
NMNLC Credit Facility II	3.8	1,774	—	N/A
December 31, 2021
Holdings Credit Facility	545.3	1,812	—	N/A
2018 Convertible Notes	201.2	1,812	—	N/A
Unsecured Notes	511.5	1,812	—	N/A
NMFC Credit Facility(6)	127.2	1,812	—	N/A
DB Credit Facility	226.3	1,812	—	N/A
NMNLC Credit Facility II	15.2	1,812	—	N/A

December 31, 2020
Holdings Credit Facility	$450.2	$1,807	—	N/A
2018 Convertible Notes	201.2	1,807	—	N/A
Unsecured Notes (not including the 5.75% Unsecured Notes)	401.5	1,807	—	N/A
5.75% Unsecured Notes	51.8	1,807	—	$24.50
NMFC Credit Facility	165.5	1,807	—	N/A
DB Credit Facility	244.0	1,807	—	N/A
December 31, 2019
Holdings Credit Facility	661.6	1,740	—	N/A
2018 Convertible Notes	201.2	1,740	—	N/A
Unsecured Notes (not including the 5.75% Unsecured Notes)	401.5	1,740	—	N/A
5.75% Unsecured Notes	51.8	1,740	—	$25.60
NMFC Credit Facility	188.5	1,740	—	N/A
DB Credit Facility	230.0	1,740	—	N/A
December 31, 2018
Holdings Credit Facility	512.6	1,814	—	N/A
2014 Convertible Notes	155.3	1,814	—	N/A
2018 Convertible Notes	115.0	1,814	—	N/A
Unsecured Notes (not including the 5.75% Unsecured Notes)	285.0	1,814	—	N/A
5.75% Unsecured Notes	51.8	1,814	—	$24.70
NMFC Credit Facility	60.0	1,814	—	N/A
DB Credit Facility	57.0	1,814	—	N/A
December 31, 2017
Holdings Credit Facility	312.4	2,408	—	N/A
2014 Convertible Notes	155.3	2,408	—	N/A
Unsecured Notes	145.0	2,408	—	N/A
NMFC Credit Facility	122.5	2,408	—	N/A
December 31, 2016
Holdings Credit Facility	333.5	2,593	—	N/A
2014 Convertible Notes	155.3	2,593	—	N/A
Unsecured Notes	90.0	2,593	—	N/A
NMFC Credit Facility	10.0	2,593	—	N/A

(1)The company has excluded the SBA-guaranteed debentures from this table as a result of the SEC exemptive relief that permits the Company to exclude such debentures from the definition of senior securities in the 150.0% asset coverage ratio that are required to maintain under the 1940 Act. At December 31, 2025, December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016, the Company had $196.2 million, $300.0 million, $300.0 million, $300.0 million, $300.0 million, $300.0 million, $225.0 million, $165.0 million, $150.0 million and $121.7 million, respectively, in SBA-guaranteed debentures outstanding. Total asset coverage per unit including the SBA-guaranteed debentures as of December 31, 2025, December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016 is $1,700, $1,727, $1,730, $1,658, $1,686, $1,673, $1,655, $1,718, $2,169 and $2,320, respectively, and unchanged for the prior years.
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
(5)Not applicable for any of the senior securities (except the 5.75% Unsecured Notes and the 8.250% Unsecured Notes) as they were not registered for public trading. For the 5.75% Unsecured Notes, the amounts represent the average of the daily closing prices on the New York Stock Exchange, or NASDAQ, as applicable, for (a) the period from September 28, 2018 (date of listing) through December 31, 2018, with respect to the year ended December 31, 2018, (b) the entire 2019 fiscal year, with respect to the year ended December 31, 2019 (c) the entire 2020 fiscal year, with respect to the year ended December 31, 2020. On March 8, 2021, the 5.75% Unsecured Notes were redeemed. For the 8.250% Unsecured Notes, the amounts represent the average of the daily closing prices on NASDAQ for (a) the period from November 24, 2023 through December 31, 2023 with respect to the year ended December 31, 2023 and (b) the entire 2024 fiscal year, with respect to the year ended December 31, 2024 and (c) the entire 2025 fiscal year, with respect to the year ended December 31, 2025.
(6)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2025, the Company had borrowings denominated in EUR of €16.5 million and in GBP of £8.7 million that have been converted to U.S. dollars. As of December 31, 2024, the Company had borrowings denominated in EUR of €16.5 million and in GBP of £8.7 million that have been converted to U.S. dollars. As of December 31, 2023, the Company had borrowing denominated in GBP of £22.9 million and in EUR of €0.7 million that have been converted to U.S. dollars. As of December 31, 2022, the Company had borrowing denominated in GBP of £22.9 million and in EUR of €0.7 million that have been converted to U.S. dollars. As of December 31, 2021, the Company had borrowing denominated in GBP of £16.4 million and in EUR of €0.0 million that has been converted to U.S. dollars.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures ("ASU 2023-09"), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company's consolidated financial statements.
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
Note 16. Subsequent Events
On January 29, 2026, the 2021A Unsecured Notes matured and were repaid in full.
On February 11, 2026, the Company's board of directors declared a first quarter 2026 distribution of $0.32 per share, payable on March 31, 2026 to holders of record as of March 17, 2026.
On February 21, 2026, the Company entered into a definitive agreement (the “Agreement”) to sell $477,000 of its and its wholly-owned subsidiary’s (NMF Holdings) assets to a third-party purchaser (the “Asset Sale”) at 94% of December 31, 2025 fair value. The Asset Sale includes full or partial investments in fifteen of the Company’s portfolio companies, which the Company believes will advance certain of its strategic initiatives, including, among other things, to (i) increase portfolio diversification by reducing holdings in certain of the Company’s largest positions, (ii) reduce PIK income, and (iii) enhance financial flexibility through the use of net proceeds from the Asset Sale to pay down indebtedness, repurchase common stock, or redeploy into new investments. The Agreement includes representations, warranties and covenants by the Company that the Company believes are customary for a transaction of this nature, and the Asset Sale is expected to close on March 10, 2026 (subject to the satisfaction of customary conditions to closing).

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2025 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of New Mountain Finance Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of New Mountain Finance Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 24, 2026

Item 9B.    Other Information
(a)None.
(b)For the fiscal quarter ended December 31, 2025, neither the Company nor any director or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
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
PART III
We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

4.7	Form of Global Note 8.250% Note Due 2028 (included as part of Exhibit 4.8)(55)
4.8
Fifth Supplemental Indenture, dated as of February 1, 2024, relating to the 6.875% Notes due 2029, by and between New Mountain Finance Corporation and U.S. Bank Trust Company, National Association, as trustee(56)

4.9	Form of Global Note 6.875% Note due 2029 (included as part of Exhibit 4.10)(56)
4.10
Sixth Supplemental Indenture, dated September 26, 2024 relating to the 6.200% Notes due 2027, by and between New Mountain Finance Corporation and U.S. Bank Trust, Company, National Association, as trustee(61)

4.11	Form of Global Note 6.200% Note Due 2027 (included as part of Exhibit 4.12)(61)
10.1	Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, LLC(6)
10.2	Second Amended and Restated Administration Agreement(9)
10.3	Amended and Restated Dividend Reinvestment Plan(32)
10.4	Form of Trademark License Agreement(1)
10.5	Amendment No. 1 to Trademark License Agreement(4)
10.6	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)
10.7	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)
10.8	Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(5)
10.9	Limited Liability Company Agreement of NMFC Senior Loan Program II LLC, dated March 9, 2016(12)
10.10	Limited Liability Company Agreement for NMFC Senior Loan Program III LLC, dated April 25, 2018(19)
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

Exhibit Number	Description
10.82
Second Amended and Restated Senior Secured Revolving Credit Agreement, by and among New Mountain Finance Corporation, as borrower Sumitomo Mitsui Banking Corporation, as administrative agent, sole lead arranger, and sole book runner, and the lenders party thereto(62)

10.83
Twelfth Amended and Restated Loan and Security Agreement, dated as of October 11, 2024, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(62)

10.84
Fourth Amendment to Loan and Security Agreement, dated as of December 20, 2024, by and among New Mountain Finance Corporation, as the collateral manager, NMFC Senior Loan Program IV LLC as the borrower, NMFC Senior Loan Program I LLC and NMFC Senior Loan Program II as guarantor subsidiaries, Wells Fargo Bank,National Association, as the administrative agent, the lender party thereto and Wells Fargo Bank, National Association, as the collateral custodian(64)

10.85	Amendment No. 2 to the Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers, L.L.C.(63)
10.86	Fee Waiver Letter Delivered to New Mountain Finance Corporation by New Mountain Finance Advisers, L.L.C., dated as of February 21, 2025(64)
10.87
Thirteenth Amended and Restated Loan and Security Agreement, dated as of March 28, 2025, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian (65)

10.88
Fourteenth Amended and Restated Loan and Security Agreement, dated as of July 17, 2025, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian (66)

10.89	Third Amended and Restated Uncommitted Revolving Loan Agreement, by and between New Mountain Finance Corporation, as borrower, and NMF Investments III, L.L.C., as Lender (67)
14.1	Code of Ethics(31)
19.1	Insider Trading Policies and Procedures(57)
21.1	Subsidiaries of New Mountain Finance Corporation:
New Mountain Finance Holdings, L.L.C. (Delaware)
NMF QID NGL Holdings, Inc. (Delaware)
NMF YP Holdings, Inc. (Delaware)
NMF Permian Holdings L.L.C. (Delaware)
NMF HB, Inc. (Delaware)
NMF Pioneer, Inc. (Delaware)
New Mountain Finance Servicing, L.L.C. (Delaware)
New Mountain Finance SBIC G.P., L.L.C. (Delaware)
New Mountain Finance SBIC II G.P., L.L.C. (Delaware)
New Mountain Finance SBIC III G.P., L.L.C. (Delaware)
New Mountain Finance SBIC, L.P. (Delaware)
New Mountain Finance SBIC II, L.P. (Delaware)
New Mountain Finance SBIC III, L.P. (Delaware)
New Mountain Net Lease Corporation (Maryland)
23.1	Consent of Independent Registered Public Accounting Firm*
23.2	Consent of Independent Auditors*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

Exhibit Number	Description
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation(57)
99.1	Audited Consolidated Financial Statements of NMFC Senior Loan Program III LLC as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023*

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
(60)Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on July 31, 2024.
(61)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on September 26, 2024.
(62)Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on October 30, 2024.
(63)Previously filed in connection with New Mountain Finance Corporation's current report on Form 8-K filed on February 4, 2025.
(64)Previously filed in connection with New Mountain Finance Corporation’s annual report on Form 10-K filed on February 26, 2025.
(65)Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on May 5, 2025.
(66)Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 4, 2025.

(67)Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on November 3, 2025.
* Filed herewith.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2026.

NEW MOUNTAIN FINANCE CORPORATION
By:	/s/ JOHN R. KLINE
John R. Kline President, Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ JOHN R. KLINE	President, Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2026
John R. Kline

By:	/s/ KRIS CORBETT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2026
Kris Corbett

By:	/s/ STEVEN B. KLINSKY	Chairman of the Board of Directors	February 24, 2026
Steven B. Klinsky

By:	/s/ ROBERT A. HAMWEE	Vice Chairman of the Board of Directors	February 24, 2026
Robert A. Hamwee

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President, Chief Administrative Officer and Director	February 24, 2026
Adam B. Weinstein

By:	/s/ ROME G. ARNOLD III	Director	February 24, 2026
Rome G. Arnold III

By:	/s/ BARBARA DANIEL	Director	February 24, 2026
Barbara Daniel

By:	/s/ DANIEL B. HEBERT	Director	February 24, 2026
Daniel B. Hebert

By:	/s/ JOHN P. MALFETTONE	Director	February 24, 2026
John P. Malfettone

By:	/s/ DAVID OGENS	Director	February 24, 2026
David Ogens