Form 10-Q
period 2026-03-31
New Mountain Finance Corp
filed 2026-05-04
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	Shares as of May 4, 2026
Common stock, par value $0.01 per share	94,452,390

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,733,010 and $2,060,391, respectively)	$1,628,080	$2,002,306
Non-controlled/affiliated investments (cost of $132,739 and $131,221, respectively)	65,699	60,702
Controlled investments (cost of $659,897 and $720,503, respectively)	619,600	679,005
Total investments at fair value (cost of $2,525,646 and $2,912,115, respectively)	2,313,379	2,742,013
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	5,700	13,500
Cash and cash equivalents	51,130	80,718
Interest and dividend receivable	34,233	38,549
Derivative asset at fair value	2,958	5,647
Receivable from affiliates	441	381
Receivable from unsettled securities sold	—	4,138
Other assets	19,376	17,907
Total assets	$2,427,217	$2,902,853
Liabilities
Borrowings
Unsecured Notes	$787,704	$991,585
Holdings Credit Facility	354,446	420,063
SBA-guaranteed debentures	169,255	196,205
NMFC Credit Facility	30,545	81,074
Deferred financing costs (net of accumulated amortization of $48,735 and $45,302, respectively)	(15,310)	(17,875)
Net borrowings	1,326,640	1,671,052
Payable for unsettled securities purchased	18,490	463
Payable to broker	10,080	14,630
Management fee payable	7,173	9,176
Interest payable	6,780	11,892
Derivative liability at fair value	1,936	366
Deferred tax liability	1,731	1,819
Incentive fee payable	—	3,018
Other liabilities	4,417	2,181
Total liabilities	1,377,247	1,714,597
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 107,851,929 and 107,851,929 shares issued, respectively, and 95,575,151 and 102,638,388 shares outstanding, respectively	1,079	1,079
Paid in capital in excess of par	1,354,726	1,354,726
Treasury stock at cost, 12,276,778 and 5,213,541 shares held, respectively	(108,549)	(51,952)
Accumulated overdistributed earnings	(203,754)	(121,676)
Total net assets of New Mountain Finance Corporation	$1,043,502	$1,182,177
Non-controlling interest in New Mountain Net Lease Corporation	6,468	6,079
Total net assets	$1,049,970	$1,188,256
Total liabilities and net assets	$2,427,217	$2,902,853
Number of shares outstanding	95,575,151	102,638,388
Net asset value per share of New Mountain Finance Corporation	$10.92	$11.52
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$39,249	$52,113
PIK interest income	2,363	2,913
Dividend income	1,805	557
Non-cash dividend income	1,357	4,434
Other income	1,346	1,312
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	315	331
PIK interest income	1,188	987
Non-cash dividend income	740	1,683
Other income	63	63
From controlled investments:
Interest income (excluding PIK interest income)	3,272	1,485
PIK interest income	1,586	3,688
Dividend income	11,911	12,198
Non-cash dividend income	3,224	2,071
Other income	375	1,828
Total investment income	68,794	85,663
Expenses
Interest and other financing expenses	27,524	31,374
Management fee	8,154	10,233
Incentive fee	6,103	8,247
Professional fees	1,028	1,389
Administrative expenses	995	1,104
Other general and administrative expenses	458	516
Total expenses	44,262	52,863
Less: management and incentive fees waived (See Note 5)	(6,103)	(1,822)
Net expenses	38,159	51,041
Net investment income before income taxes	30,635	34,622
Income tax expense (benefit)	4	(19)
Net investment income	30,631	34,641
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(26,292)	(1,074)
Controlled investments	(5,718)	38,899
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(46,237)	4,206
Non-controlled/affiliated investments	3,479	(4,891)
Controlled investments	1,201	(48,392)
Securities purchased under collateralized agreements to resell	(7,800)	—
Foreign currency	(100)	150
Benefit (provision) for taxes	87	(22)
Net realized and unrealized losses	(81,380)	(11,124)
Net (decrease) increase in net assets resulting from operations	(50,749)	23,517
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(179)	(104)
Net (decrease) increase in net assets resulting from operations related to New Mountain Finance Corporation	$(50,928)	$23,413
Basic (loss) earnings per share	$(0.51)	$0.22
Weighted average shares of common stock outstanding - basic (See Note 11)	100,476,895	107,851,415
Diluted (loss) earnings per share	$(0.51)	$0.22
Weighted average shares of common stock outstanding - diluted (See Note 11)	100,476,895	126,852,911
Distributions declared and paid per share	$0.32	$0.32
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$30,631	$34,641
Net realized (losses) gains on investments and foreign currency	(32,010)	37,825
Net change in unrealized depreciation of investments, foreign currency and New Mountain Net Lease Corporation	(41,657)	(48,927)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(7,800)	—
Benefit (provision) for taxes	87	(22)
Net (decrease) increase in net assets resulting from operations	(50,749)	23,517
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation ("NMNLC")	(179)	(104)
Net (decrease) increase in net assets resulting from operations related to New Mountain Finance Corporation	(50,928)	23,413
Capital transactions
Repurchase of shares under the repurchase programs	(56,597)	—
Offering costs	—	(28)
Distributions declared to stockholders from net investment income	(31,150)	(34,512)
Total net decrease in net assets resulting from capital transactions	(87,747)	(34,540)
Net decrease in net assets	(138,675)	(11,127)
New Mountain Finance Corporation net assets at the beginning of the period	1,182,177	1,353,339
New Mountain Finance Corporation net assets at the end of the period	1,043,502	1,342,212
Non-controlling interest in NMNLC	6,468	5,966
Net assets at the end of the period	$1,049,970	$1,348,178

Capital share activity
Shares repurchased under Repurchase Program	(7,063,237)	—
Net decrease in shares outstanding	(7,063,237)	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net (decrease) increase in net assets resulting from operations	$(50,749)	$23,517
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized losses (gains) on investments	32,010	(37,825)
Net change in unrealized depreciation of investments and New Mountain Net Lease Corporation	41,557	49,077
Net change in unrealized depreciation (appreciation) on translation of assets and liabilities in foreign currencies	100	(150)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	7,800	—
Amortization of purchase discount	(1,366)	(1,578)
Amortization of deferred financing costs	3,433	2,227
Amortization of premium on 2022 Convertible Notes	—	(17)
Amortization of discount on February 2029 and October 2027 Notes	307	307
Net change due to hedging activity	71	(755)
Non-cash investment income	(15,418)	(14,021)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(117,397)	(121,120)
Proceeds from sales and paydowns of investments	492,026	186,901
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	17	97
Cash paid on drawn revolvers	(8,522)	(7,524)
Cash repayments on drawn revolvers	5,121	4,051
Interest and dividend receivable	4,335	1,200
Receivable from unsettled securities sold	4,138	—
Receivable from affiliates	(60)	(34)
Other assets	(1,468)	454
(Decrease) increase in operating liabilities:
Management fee payable	(2,003)	(522)
Incentive fee payable	(3,018)	(1,911)
Payable for unsettled securities purchased	18,027	12,022
Interest payable	(5,114)	1,424
Deferred tax liability	(88)	22
Payable to broker	(4,550)	6,900
Other liabilities	2,223	1,174
Net cash flows provided by operating activities	401,412	103,916
Cash flows from financing activities
Repurchase of shares under repurchase program	(56,597)	—
Offering costs paid	—	(75)
Distributions paid	(31,150)	(34,512)
Proceeds from Holdings Credit Facility	177,000	93,000
Repayment of Holdings Credit Facility	(242,616)	(116,800)
Repayment of 2022 Convertible Notes	—	(1,216)
Repayment of Unsecured Notes	(200,000)	—
Proceeds from NMFC Credit Facility	90,000	—
Repayment of NMFC Credit Facility	(140,000)	—
Repayment of SBA-guaranteed debentures	(26,950)	(37,500)
Contributions related to non-controlling interest in NMNLC	300	—
Distributions related to non-controlling interest in NMNLC	(90)	(90)
Deferred financing costs paid	(855)	(1,405)
Net cash flows used in financing activities	(430,958)	(98,598)
Net (decrease) increase in cash and cash equivalents	(29,546)	5,318
Effect of foreign exchange rate changes on cash and cash equivalents	(42)	(142)
Cash and cash equivalents at the beginning of the period	80,718	80,320
Cash and cash equivalents at the end of the period	$51,130	$85,496
Supplemental disclosure of cash flow information
Cash interest paid	$27,937	$27,085
Income taxes received	—	(390)
Non-cash operating activities:
Non-cash activity on investments	$—	$61,007
Non-cash financing activities:
Accrual for offering costs	41	84
Accrual for deferred financing costs	69	94

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Healthspan Buyer, LLC
Healthcare	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.45%	03/2026	10/2030	$53,463	$52,932	$53,463
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.45%	10/2023	10/2030	5,005	4,969	5,005
								57,901	58,468	5.57%
Einstein Parent, Inc.
Software	First lien (3)(10)(12)	SOFR(Q)	5.25%	8.92%	01/2025	01/2031	35,582	35,292	34,295
	First lien (2)(11)(12)	SOFR(Q)	5.25%	8.92%	01/2025	01/2031	20,000	19,819	19,276
								55,111	53,571	5.10%
Associations Finance, Inc.
Associations, Inc.
Business Services	First lien (3)(10)(12)	SOFR(Q)	6.50%	10.42%	05/2024	07/2028	29,947	29,938	29,947
	First lien (3)(12)(15) - Drawn	SOFR(Q)	6.50%	10.42%	05/2024	07/2028	1,828	1,827	1,828
	Subordinated (3)(12)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	9,500	9,486	9,499
	Subordinated (3)(12)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	3,628	3,622	3,628
								44,873	44,902	4.28%
Model N, Inc.
Healthcare	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.45%	06/2024	06/2031	43,664	43,488	43,664	4.16%
Deca Dental Holdings LLC
Healthcare	First lien (2)(11)(12)	SOFR(Q)	5.75%	9.55%	08/2021	08/2028	36,614	36,461	34,787
	First lien (3)(10)(12)	SOFR(Q)	5.75%	9.55%	08/2021	08/2028	3,854	3,837	3,662
	First lien (3)(10)(12)	SOFR(Q)	5.75%	9.55%	08/2021	08/2027	3,027	2,997	2,876
								43,295	41,325	3.94%
Foundational Education Group, Inc.
Education	Second lien (5)(12)	SOFR(Q)	6.50%	10.43%	08/2021	08/2029	22,500	22,440	22,500
	Second lien (3)(10)(12)	SOFR(Q)	6.50%	10.43%	08/2021	08/2029	10,965	10,766	10,965
	First lien (2)(11)	SOFR(Q)	3.75%	7.68%	05/2025	08/2028	6,334	5,895	5,827
								39,101	39,292	3.74%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

MRI Software LLC
Software	First lien (5)(12)	SOFR(Q)	4.75%	8.45%	01/2020	02/2028	$21,149	$21,129	$20,783
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.45%	03/2021	02/2028	7,492	7,487	7,362
	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.45%	03/2021	02/2028	4,462	4,460	4,385
	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.45%	01/2020	02/2028	3,067	3,064	3,014
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.45%	01/2020	02/2028	783	782	769
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.75%	8.45%	01/2020	02/2028	501	498	492
								37,420	36,805	3.51%
CentralSquare Technologies, LLC
Software	First lien (2)(11)(12)	SOFR(M)	5.75%	9.42%	04/2024	04/2030	36,409	36,091	36,409	3.47%
Auctane Inc. (fka Stamps.com Inc.)
Distribution & Logistics	First lien (3)(10)(12)	SOFR(S)	5.75%	9.58%	10/2021	10/2028	36,155	35,998	36,155	3.44%
TigerConnect, Inc.
Healthcare	First lien (3)(10)(12)	SOFR(Q)	6.25%	10.06%	02/2022	08/2029	29,875	29,737	29,313
	First lien (2)(12)	SOFR(Q)	6.25%	10.06%	02/2022	08/2029	3,741	3,741	3,671
	First lien (3)(10)(12)	SOFR(Q)	6.25%	10.06%	08/2025	08/2029	3,054	3,034	2,997
	First lien (3)(12)	SOFR(Q)	6.25%	10.06%	08/2025	08/2029	42	42	41
								36,554	36,022	3.43%
IG Investments Holdings, LLC
Business Services	First lien (2)(11)(12)	SOFR(Q)	5.00%	8.67%	09/2021	09/2028	32,389	32,259	32,389
	First lien (3)(10)(12)	SOFR(Q)	5.00%	8.67%	03/2024	09/2028	2,510	2,511	2,510
								34,770	34,899	3.32%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (4)(12)	SOFR(M)	5.25%	9.02%	01/2022	12/2027	9,476	9,443	9,476
	First lien (4)(12)	SOFR(M)	5.25%	9.02%	12/2021	12/2027	7,281	7,252	7,281
	First lien (2)(11)(12)	SOFR(M)	5.25%	9.02%	12/2021	12/2027	5,986	5,970	5,986
	First lien (3)(10)(12)	SOFR(M)	5.25%	9.02%	12/2021	12/2027	3,500	3,555	3,500
	Subordinated (4)(12)	FIXED(Q)*	11.50%/PIK	11.50%	01/2022	12/2031	7,120	7,074	7,036
	Subordinated (3)(10)(12)	FIXED(Q)*	11.50%/PIK	11.50%	12/2021	12/2031	844	839	835
								34,133	34,114	3.25%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First lien (2)(11)(12)	SOFR(Q)	6.09%	9.89%	03/2021	03/2028	$24,172	$24,048	$24,172
	First lien (3)(10)(12)	SOFR(Q)	6.09%	9.91%	03/2021	03/2028	5,012	5,002	5,012
	First lien (2)(11)(12)	SOFR(Q)	6.24%	10.06%	04/2025	03/2028	4,706	4,689	4,706
								33,739	33,890	3.23%
Fortis Solutions Group, LLC
Packaging	First lien (2)(11)(12)	SOFR(Q)	5.50%	9.30%	10/2021	10/2028	29,158	29,031	29,158
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.50%	9.30%	10/2021	10/2027	1,287	1,274	1,287
	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.30%	06/2022	10/2028	970	972	970
	First lien (3)(12)	SOFR(Q)	5.50%	9.30%	10/2021	10/2028	79	78	79
								31,355	31,494	3.00%
Nelipak Holding Company
Packaging	First lien (3)(10)(12)(13)	EURIBOR(Q)	5.50%	7.63%	03/2024	03/2031	€16,315	17,571	18,856
	First lien (2)(11)(12)	SOFR(Q)	5.50%	9.20%	03/2024	03/2031	$8,910	8,858	8,910
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.50%	9.20%	03/2024	03/2031	$2,163	2,148	2,163
	First lien (3)(10)(12)(13)(15) - Drawn	SOFR(M)	5.50%	9.18%	03/2024	03/2031	$705	700	705
								29,277	30,634	2.92%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (4)(12)	SOFR(Q)	5.75%	9.42%	08/2022	08/2029	22,106	22,065	21,706
	First lien (2)(11)(12)	SOFR(Q)	5.75%	9.42%	06/2024	08/2029	8,155	8,155	8,007
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.75%	9.41%	08/2022	08/2029	182	184	179
								30,404	29,892	2.85%
YLG Holdings, Inc.
Business Services	First lien (5)(12)	SOFR(Q)	4.75%	8.41%	11/2019	12/2030	21,607	21,584	21,607
	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.41%	04/2025	12/2030	4,298	4,279	4,298
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.75%	8.41%	04/2025	12/2030	393	391	393
								26,254	26,298	2.50%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Ambrosia Holdco Corp(29)
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)(10)(12)	SOFR(M)	4.00%	7.67%	01/2024	07/2029	$27,475	$24,572	$17,750
	First lien (3)(10)(12)	SOFR(M)	4.00%	7.67%	03/2024	07/2029	10,263	5,790	6,563
	Subordinated (2)(12)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	347	347	347
	Subordinated (3)(12)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	402	338	402
								31,047	25,062	2.39%
PetVet Care Centers, LLC
Consumer Services	First lien (2)(11)(12)	SOFR(M)	6.00%	9.67%	10/2023	11/2030	27,790	27,584	23,861
	First lien (3)(10)(12)(15) - Drawn	SOFR(M)	6.00%	9.67%	10/2023	11/2029	742	734	637
								28,318	24,498	2.33%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.35%	02/2022	02/2028	18,720	18,685	17,656
	First lien (2)(11)(12)	SOFR(Q)	5.50%	9.35%	02/2022	02/2028	5,210	5,199	4,914
	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.35%	02/2022	02/2028	684	683	645
								24,567	23,215	2.21%
PDI TA Holdings, Inc.
Software	First lien (4)(12)	SOFR(M)*	3.50% + 2.50%/PIK	9.70%	01/2024	02/2031	22,114	22,028	21,097
	First lien (3)(12)(15) - Drawn	SOFR(M)	5.50%	9.17%	01/2024	02/2031	1,708	1,700	1,630
	First lien (3)(10)(12)	SOFR(M)*	3.50% + 2.50%/PIK	9.70%	03/2025	02/2031	508	508	484
								24,236	23,211	2.21%
GS Acquisitionco, Inc.
Software	First lien (5)(12)	SOFR(Q)	5.25%	8.95%	08/2019	05/2028	21,018	20,995	19,681
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.25%	8.95%	08/2019	05/2028	2,529	2,517	2,368
	First lien (3)(12)	SOFR(Q)	5.25%	8.95%	03/2024	05/2028	447	445	419
								23,957	22,468	2.14%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First lien (2)(11)(12)	SOFR(M)	4.75%	8.42%	05/2024	06/2031	15,563	15,469	15,393
	First lien (2)(11)(12)	SOFR(M)	4.50%	8.17%	05/2025	06/2031	5,768	5,742	5,675
	First lien (3)(10)(12)	SOFR(M)	4.50%	8.17%	07/2025	06/2031	1,269	1,263	1,248
								22,474	22,316	2.13%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

FS WhiteWater Holdings, LLC(26)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(12)	SOFR(Q)	5.25%	9.10%	12/2021	12/2029	$8,422	$8,386	$8,422
	First lien (3)(10)(12)	SOFR(Q)	5.25%	9.10%	07/2022	12/2029	4,696	4,670	4,696
	First lien (5)(12)	SOFR(Q)	5.25%	9.10%	12/2021	12/2029	2,828	2,814	2,828
	First lien (5)(12)	SOFR(Q)	5.25%	9.10%	12/2021	12/2029	2,809	2,797	2,809
	First lien (5)(12)(15) - Drawn	SOFR(Q)	5.25%	9.10%	03/2025	12/2029	2,526	2,503	2,526
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.25%	9.10%	03/2025	12/2029	844	835	844
								22,005	22,125	2.11%
ACI Parent Inc.(25)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(11)(12)	SOFR(Q)(17)*	2.75% + 3.25%/PIK	9.80%	08/2021	08/2028	22,643	22,547	14,838
	First lien (3)(10)(12)	SOFR(Q)(17)*	2.75% + 3.25%/PIK	9.80%	08/2021	08/2028	4,346	4,319	2,848
	First lien (3)(10)(12)	SOFR(Q)(17)*	2.75% + 3.25%/PIK	9.80%	08/2021	08/2028	4,014	3,994	2,630
	First lien (3)(12)(15) - Drawn	SOFR(Q)(17)	5.50%	9.30%	08/2021	08/2027	2,330	2,307	1,514
								33,167	21,830	2.08%
Xactly Corporation
Software	First lien (4)(12)	SOFR(Q)	6.25%	10.02%	07/2017	07/2027	22,500	22,490	21,357	2.03%
Sierra Enterprises, LLC
Food & Beverage	First lien (2)(11)(12)	SOFR(Q)	5.75%	9.45%	05/2025	05/2030	21,304	21,166	21,304	2.03%
GC Waves Holdings, Inc.
Financial Services & Technology	First lien (5)(12)	SOFR(M)	4.50%	8.17%	08/2021	10/2030	21,180	21,129	21,180	2.02%
Brave Parent Holdings, Inc.
Software	First lien (5)(12)	SOFR(M)	4.25%	7.92%	11/2023	11/2030	21,070	20,990	20,387	1.94%
Cardinal Parent, Inc.
Financial Services & Technology	First lien (4)	SOFR(Q)	4.50%	8.35%	10/2020	11/2027	11,578	11,554	10,797
	Second lien (4)(12)	SOFR(Q)	7.75%	11.60%	11/2020	11/2028	9,767	9,725	9,169
								21,279	19,966	1.90%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)(12)	SOFR(Q)*	9.00%/PIK	12.76%	11/2019	05/2029	24,295	24,244	16,254
	Second lien (2)(11)(12)	SOFR(Q)*	9.00%/PIK	12.76%	11/2019	05/2029	4,544	4,526	3,040
								28,770	19,294	1.84%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Low Voltage Holdings Inc.
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.50%	8.20%	04/2025	04/2032	$18,461	$18,398	$18,461
	First lien (3)(10)(12)	SOFR(Q)	4.50%	8.20%	04/2025	04/2032	724	721	724
								19,119	19,185	1.83%
Viper Bidco. Inc.
Business Services	First lien (3)(10)(12)(13)	SONIA(D)	4.75%	8.48%	11/2024	11/2031	£11,880	15,000	15,144
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.45%	11/2024	11/2031	$2,300	2,289	2,232
								17,289	17,376	1.65%
Foreside Financial Group, LLC
Business Services	First lien (2)(11)(12)	SOFR(Q)	5.25%	9.07%	05/2022	09/2027	16,316	16,275	16,316
	First lien (3)(12)	SOFR(Q)	5.25%	9.09%	03/2024	09/2027	574	570	574
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.25%	9.11%	05/2022	09/2027	462	460	462
								17,305	17,352	1.65%
Bonterra LLC
Software	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.45%	03/2025	03/2032	14,952	14,919	14,678
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.45%	03/2025	03/2032	1,629	1,629	1,599
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.75%	8.44%	03/2025	03/2032	440	439	432
								16,987	16,709	1.59%
AAC Lender Holdings, LLC(23)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(10)(12)	SOFR(M)(17)*	6.75%/PIK + 0.50%	11.02%	09/2015	09/2027	29,879	29,842	16,000
	First lien (3)(12)	SOFR(M)(17)*	14.50%/PIK + 0.50%	18.77%	06/2021	09/2027	1,527	1,527	—
	Subordinated (3)(12)	SOFR(Q)(17)*	1.00%/PIK	4.81%	03/2021	09/2027	5,230	—	—
								31,369	16,000	1.52%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(12)	SOFR(M)	4.50%	8.17%	02/2020	02/2028	14,433	14,422	14,433
	First lien (5)(12)	SOFR(M)	4.50%	8.17%	02/2024	02/2028	1,109	1,105	1,109
	First lien (3)(10)(12)(15) - Drawn	SOFR(M)	4.50%	8.17%	02/2020	02/2028	180	179	180
								15,706	15,722	1.50%
Digicert, Inc.
Software	First lien (2)(11)(12)	SOFR(M)	5.75%	9.42%	07/2025	07/2030	15,423	15,320	15,307	1.46%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Bullhorn, Inc.
Software	First lien (2)(11)(12)	SOFR(M)	5.00%	8.67%	05/2024	10/2029	$8,879	$8,973	$8,879
	First lien (2)(11)(12)	SOFR(M)	5.00%	8.67%	10/2021	10/2029	3,398	3,395	3,398
	First lien (3)(10)(12)	SOFR(M)	5.00%	8.67%	05/2024	10/2029	1,025	1,023	1,025
	First lien (2)(11)(12)	SOFR(M)	5.00%	8.67%	09/2019	10/2029	761	759	761
	First lien (2)(11)(12)	SOFR(M)	5.00%	8.67%	09/2019	10/2029	341	340	341
	First lien (2)(11)(12)	SOFR(M)	5.00%	8.67%	09/2019	10/2029	272	271	272
	First lien (3)(12)(15) - Drawn	SOFR(M)	5.00%	8.67%	09/2019	10/2029	125	127	125
								14,888	14,801	1.41%
Tempo Acquisition, LLC**
Business Services	First lien (3)(10)	SOFR(M)	1.75%	5.42%	03/2026	08/2028	20,273	13,459	14,714	1.40%
Coupa Holdings, LLC
Software	First lien (2)(11)(12)	SOFR(Q)	5.25%	8.92%	02/2023	02/2030	14,207	14,093	14,032	1.34%
IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(11)(12)	SOFR(M)	5.75%	9.52%	07/2022	07/2028	7,665	7,630	7,665
	Subordinated (3)(12)	SOFR(Q)	7.50%	11.30%	07/2022	07/2029	6,265	6,220	6,265
								13,850	13,930	1.33%
CFS Management, LLC
Healthcare	First lien (3)(10)(12)	SOFR(Q)*	3.38% + 5.12%/PIK	12.46%	08/2019	09/2026	12,250	12,250	10,718
	First lien (2)(11)(12)	SOFR(Q)*	3.38% + 5.12%/PIK	12.46%	08/2019	09/2026	3,650	3,658	3,194
								15,908	13,912	1.32%
Acumatica Holdings, Inc.
Software	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.45%	07/2025	07/2032	13,759	13,759	13,724	1.31%
Daxko Acquisition Corporation
Financial Services & Technology	First lien (3)(10)(12)	SOFR(M)	4.75%	8.42%	10/2021	10/2028	12,712	12,658	12,566
	First lien (2)(11)(12)	SOFR(M)	4.75%	8.42%	10/2021	10/2028	1,071	1,066	1,059
	First lien (3)(12)	SOFR(M)	4.75%	8.42%	10/2021	10/2028	64	64	63
								13,788	13,688	1.30%
RLG Holdings, LLC
Packaging	First lien (3)(10)	SOFR(Q)	4.25%	8.18%	01/2026	07/2028	11,681	5,594	5,549
	First lien (2)(11)	SOFR(Q)	4.25%	8.18%	09/2025	07/2028	7,165	5,914	3,402
	First lien (2)(11)	SOFR(Q)	5.00%	8.67%	06/2024	07/2028	4,153	4,102	1,972
	Second lien (3)(10)	SOFR(Q)	7.50%	11.43%	01/2026	07/2029	10,768	1,542	1,884
	First lien (3)(10)	SOFR(Q)	5.00%	8.67%	01/2026	07/2028	1,194	532	567
								17,684	13,374	1.27%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

USRP Holdings, Inc.
Business Services	First lien (2)(11)(12)	SOFR(M)	4.75%	8.42%	07/2021	12/2029	$12,364	$12,312	$12,364	1.18%
Houghton Mifflin Harcourt Company
Education	First lien (2)(11)	SOFR(M)	5.25%	9.02%	10/2023	04/2029	14,299	14,028	12,162	1.16%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.25%	8.02%	06/2021	06/2029	8,324	8,291	8,324
	First lien (2)(11)(12)	SOFR(Q)	4.25%	8.01%	06/2021	06/2029	2,791	2,778	2,791
								11,069	11,115	1.06%
Firebird Co-Invest L.P. (19)
Firebird Acquisition Corp, Inc.
Business Services	First lien (3)(10)(12)	SOFR(Q)*	2.25% + 2.75%/PIK	8.67%	01/2025	02/2032	8,224	8,207	8,224
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.50%	8.17%	01/2025	02/2032	2,635	2,629	2,635
								10,836	10,859	1.03%
Project Accelerate Parent, LLC
Financial Services & Technology	First lien (5)(12)	SOFR(M)	5.25%	8.92%	02/2024	02/2031	10,387	10,347	10,387	0.99%
Convey Health Solutions, Inc.
Healthcare	First lien (2)(12)	SOFR(Q)(17)*	1.31% + 3.94%/PIK	9.05%	09/2019	07/2029	13,284	13,242	8,641
	First lien (2)(12)	SOFR(Q)(17)*	1.31% + 3.94%/PIK	9.05%	02/2022	07/2029	2,218	2,205	1,443
								15,447	10,084	0.96%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(11)(12)	SOFR(Q)*	6.75% + 2.00%/PIK	12.45%	07/2021	07/2027	8,605	8,580	8,605
	First lien (3)(10)(12)(15) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	12.42%	07/2021	07/2026	1,095	1,083	1,095
								9,663	9,700	0.92%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)(10)	SOFR(M)	5.50%	9.17%	07/2025	07/2033	9,512	9,467	9,286	0.88%
Ultimus Group Midco, LLC
Financial Services & Technology	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.45%	07/2025	07/2032	9,093	9,051	9,047	0.86%
Planview Parent, Inc.
Software	Second lien (3)(10)	SOFR(Q)	5.75%	9.45%	06/2024	12/2028	9,231	9,213	6,150
	First lien (2)(11)	SOFR(Q)	3.50%	7.20%	02/2026	12/2027	3,764	3,025	2,835
								12,238	8,985	0.86%
Alegeus Technologies Holdings Corp.
Healthcare	First lien (3)(10)(12)	SOFR(Q)	6.50%	10.17%	10/2024	11/2029	8,276	8,196	8,276	0.79%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

HP TLE Buyer, Inc.
Education	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.45%	06/2025	07/2032	$8,168	$8,130	$8,168	0.78%
KPSKY Acquisition Inc.
Business Services	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.27%	10/2021	10/2028	6,739	6,709	6,320
	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.26%	06/2022	10/2028	1,134	1,128	1,064
	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.25%	10/2021	10/2028	772	769	724
	First lien (3)(12)	SOFR(Q)	5.75%	9.52%	11/2023	10/2028	19	18	17
								8,624	8,125	0.77%
Compsych Investments Corp.
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.42%	07/2024	07/2031	7,770	7,723	7,770	0.74%
Jawbreaker Topco, L.P. (24)
Jawbreaker Parent, Inc.
Software	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.45%	01/2026	01/2033	7,796	7,758	7,757	0.74%
iCIMS, Inc.
Software	First lien (3)(10)(12)	SOFR(Q)	6.25%	9.92%	10/2022	08/2028	7,366	7,335	7,126
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.75%	9.42%	08/2022	08/2028	494	495	473
								7,830	7,599	0.72%
NC Topco, LLC
Financial Services & Technology	First lien (2)(11)(12)	SOFR(M)	4.50%	8.17%	08/2024	09/2031	5,848	5,824	5,790
	First lien (3)(10)(12)(15) - Drawn	SOFR(M)	4.75%	8.42%	08/2024	09/2031	1,672	1,664	1,656
								7,488	7,446	0.71%
Notorious Buyer, LLC (35)
Notorious Holdings, LLC
Notorious Topco, LLC
Consumer Products	First lien (3)(12)	SOFR(Q)*	7.25%/PIK	11.10%	12/2025	12/2030	4,840	4,840	4,840
	Subordinated (3)(12)	SOFR(Q)*	9.00%/PIK	12.85%	12/2025	12/2031	2,334	2,334	2,334
								7,174	7,174	0.68%
Eclipse Topco, Inc. (27)
Eclipse Buyer Inc.
Financial Services & Technology	First lien (4)(12)	SOFR(M)	4.50%	8.18%	09/2024	09/2031	7,113	7,083	7,077	0.67%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Legends Hospitality Holding Company, LLC
Business Services	First lien (5)(12)	SOFR(Q)*	2.75% + 2.75%/PIK	9.17%	08/2024	08/2031	$6,253	$6,204	$6,191
	First lien (5)(12)(15) - Drawn	SOFR(Q)	5.00%	8.66%	08/2024	08/2031	356	352	352
	First lien (3)(12)(15) - Drawn	SOFR(M)	5.00%	8.67%	08/2024	08/2030	376	372	372
								6,928	6,915	0.66%
OEConnection LLC
Business Services	First lien (2)(11)(12)	SOFR(M)	4.50%	8.17%	04/2024	12/2032	6,609	6,583	6,609	0.63%
CRCI Longhorn Holdings, Inc.
Business Services	First lien (2)(11)(12)	SOFR(M)	4.75%	8.42%	08/2024	08/2031	6,434	6,408	6,434	0.61%
RailPros Parent, LLC
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.25%	7.91%	05/2025	05/2032	5,813	5,787	5,784
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.25%	7.91%	05/2025	05/2032	539	537	537
								6,324	6,321	0.60%
Next Holdco, LLC
Healthcare	First lien (2)(11)(12)	SOFR(Q)	5.25%	8.89%	11/2023	11/2030	6,248	6,218	6,248	0.60%
Fullsteam Operations LLC
Financial Services & Technology	First lien (2)(11)(12)	SOFR(Q)	5.25%	8.89%	08/2025	08/2031	6,223	6,194	6,183	0.59%
Greenway Health, LLC
Healthcare	First lien (3)(10)(12)	SOFR(Q)	6.75%	10.45%	12/2023	04/2029	6,222	6,163	6,146	0.59%
Vehlo Purchaser, LLC
Software	First lien (3)(12)	SOFR(M)	5.50%	9.17%	06/2025	05/2028	6,058	6,011	6,035	0.57%
WEG Sub Intermediate Holdings, LLC
Financial Services & Technology	Subordinated (3)(12)	FIXED(Q)*	13.00%/PIK	13.00%	05/2023	05/2033	4,822	4,780	4,822	0.46%
DOCS, MSO, LLC
Healthcare	First lien (4)(12)	SOFR(Q)	5.00%	8.81%	06/2022	06/2028	3,231	3,231	3,200
	First lien (3)(10)(12)	SOFR(Q)	5.00%	8.81%	06/2022	06/2028	1,595	1,583	1,579
								4,814	4,779	0.46%
Diligent Corporation
Software	First lien (3)(10)(12)	SOFR(Q)	5.00%	8.67%	04/2024	08/2030	3,398	3,388	3,361
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.00%	8.67%	04/2024	08/2030	498	497	493
								3,885	3,854	0.37%
Logrhythm, Inc.
Software	First lien (3)(12)	SOFR(Q)	7.50%	11.17%	07/2024	07/2029	4,196	4,151	3,673	0.35%
Capstone Borrower, Inc.
Business Services	First lien (3)(10)	FIXED(S)	8.00%	8.00%	03/2026	06/2030	3,763	3,235	3,599	0.34%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Meta Buyer LLC
Healthcare	First lien (2)(11)(12)	SOFR(Q)	5.25%	8.94%	12/2025	12/2031	$2,979	$2,965	$2,964
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.25%	8.92%	12/2025	12/2031	409	406	407
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.25%	8.92%	12/2025	12/2031	176	175	175
								3,546	3,546	0.34%
AI Altius US Bidco, Inc.
Business Services	First lien (3)(10)(12)	SOFR(S)	4.75%	8.36%	05/2024	12/2028	3,062	3,052	3,062	0.29%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First lien (3)(10)(12)	SOFR(M)	4.75%	8.52%	05/2021	05/2028	3,046	3,039	3,046	0.29%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(12)	—	—	—	05/2013	—	14,500	14,500	2,755	0.26%
Mai Capital Management Intermediate LLC
Financial Services & Technology	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	4.75%	8.45%	06/2025	08/2031	2,471	2,448	2,471
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.75%	8.45%	06/2025	08/2031	114	113	114
								2,561	2,585	0.25%
DCA Investment Holding, LLC
Healthcare	First lien (2)(11)(12)	SOFR(Q)(17)	8.41%	12.11%	03/2021	04/2028	1,786	1,781	1,574
	First lien (3)(10)(12)	SOFR(Q)(17)	8.50%	12.20%	12/2022	04/2028	1,000	994	882
								2,775	2,456	0.23%
RealPage, Inc.
Software	First lien (2)(11)	SOFR(Q)	3.75%	7.45%	03/2026	04/2028	1,963	1,838	1,911	0.18%
Flash Charm Inc. (fka Idera, Inc.)
Software	Second lien (4)	SOFR(Q)	6.75%	10.56%	06/2019	03/2029	2,072	2,058	1,448
	Second lien (3)(10)	SOFR(Q)	6.75%	10.56%	04/2021	03/2029	276	276	193
								2,334	1,641	0.16%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(10)(12)	SOFR(M)	5.25%	8.92%	05/2024	10/2029	1,466	1,460	1,466	0.14%
DT1 Midco Corp
Business Services	First lien (2)(11)(12)	SOFR(M)	5.00%	8.67%	06/2025	12/2031	1,338	1,332	1,332
	First lien (3)(12)(15) - Drawn	SOFR(M)	5.00%	8.67%	06/2025	12/2031	32	32	32
								1,364	1,364	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Community Management Holdings MidCo 2, LLC
Business Services	First lien (3)(10)(12)	SOFR(Q)	5.00%	8.71%	07/2025	11/2031	$1,288	$1,276	$1,288
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.00%	8.67%	07/2025	11/2031	9	9	9
								1,285	1,297	0.12%
Centegix Intermediate II, LLC
Business Services	First lien (2)(11)(12)	SOFR(Q)	5.50%	9.20%	03/2026	08/2032	240	239	239	0.02%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(2)(12)	—	—	—	06/2024	06/2029	152	152	152
	Trust Claim(3)(12)	—	—	—	06/2024	06/2029	52	52	52
								204	204	0.02%
PPVA Fund, L.P.
Business Services	Collateralized Financing (17)(18)	—	—	—	11/2014	—	—	—	—	—%
Total Funded Debt Investments - United States								$1,540,238	$1,456,444	138.71%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First lien (3)(10)(12)	SOFR(S)*	3.50%+ 2.00%/PIK	9.08%	07/2024	07/2031	$20,017	$20,102	$20,017
	First lien (2)(11)(12)	SOFR(S)*	3.50% + 2.00%/PIK	9.08%	06/2025	07/2031	16,411	16,411	16,411
	First lien (2)(11)(12)	SOFR(S)*	3.50% + 2.00%/PIK	9.26%	06/2025	07/2031	890	890	890
								37,403	37,318	3.55%
Total Funded Debt Investments - Jersey								$37,403	$37,318	3.55%
Funded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First lien (2)(11)(12)	SOFR(Q)	7.00%	10.76%	02/2024	02/2030	$9,416	$9,332	$9,416
	First lien (3)(10)(12)	SOFR(Q)	7.00%	10.73%	02/2024	02/2030	5,326	5,269	5,326
								14,601	14,742	1.40%
Total Funded Debt Investments - United Kingdom								$14,601	$14,742	1.40%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.42%	06/2025	12/2029	$4,452	$4,442	$4,392
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.42%	12/2022	12/2029	3,402	3,371	3,356
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.42%	12/2023	12/2029	1,325	1,316	1,307
								9,129	9,055	0.86%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Adelaide Borrower, LLC**
Business Services	First lien (3)(10)(12)	SOFR(Q)	6.25%	9.95%	05/2024	05/2030	$4,780	$4,745	$4,733
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	6.25%	9.92%	05/2024	05/2030	80	79	79
								4,824	4,812	0.46%
Total Funded Debt Investments - Australia								$13,953	$13,867	1.32%
Funded Debt Investments - Switzerland
Matterhorn Finco, Inc.,**
Software	First lien (2)(11)	SOFR(Q)	5.50%	9.20%	03/2026	03/2033	$7,982	$7,943	$7,943	0.76%
Total Funded Debt Investments - Switzerland								$7,943	$7,943	0.76%
Total Funded Debt Investments								$1,614,138	$1,530,314	145.74%
Equity - United States
Dealer Tire Holdings, LLC(34)
Distribution & Logistics	Preferred shares (3)(10)(12)	FIXED(A)*	7.00%/PIK	7.00%	09/2021	—	16,829	$27,082	$25,967	2.47%
Symplr Software Intermediate Holdings, Inc. (33)
Healthcare	Series A preferred shares (4)(12)	SOFR(Q)*	10.50%/PIK	14.30%	11/2018	—	7,500	19,636	14,983
	Series A preferred shares (3)(10)(12)	SOFR(Q)*	10.50%/PIK	14.30%	11/2018	—	35	91	69
								19,727	15,052	1.43%
Knockout Intermediate Holdings I Inc.(32)
Software	Preferred shares (3)(12)	SOFR(S)*	10.75%/PIK	14.35%	06/2022	—	8,313	13,248	12,741	1.21%
HBWM Holdings, LLC(31)
Financial Services & Technology	Common units(8)(12)	FIXED(Q)*	4.00%	4.00%	09/2021	—	47,114	4,792	10,836	1.03%
Notorious Buyer, LLC(35)
Consumer Products	Common stock (3)(12)	—	—	—	12/2025	—	375	7,339	6,360	0.61%
Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) (30)
Packaging	Series A preferred shares (3)(12)	FIXED(A)*	15.00%/PIK	15.00%	05/2024	—	2,900	3,335	3,335
	Series B preferred shares (3)(12)	FIXED(A)(17)*	11.50%/PIK	11.50%	05/2024	—	3,691	2,565	3,009
	Ordinary shares (3)(12)	—	—	—	05/2024	—	290	145	—
								6,045	6,344	0.60%
FS WhiteWater Holdings, LLC(26)
Consumer Services	Ordinary shares (5)(12)	—	—	—	12/2021	—	50,000	5,000	5,900	0.56%
Firebird Co-Invest L.P.(19)
Business Services	LP Interest (3)(12)	—	—	—	01/2025	—	3,358,474	3,358	4,189	0.40%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Jawbreaker Topco, L.P.(24)
Software	Class A-1 common units(3)(12)	—	—	—	01/2026	—	247,609	$2,476	$2,476	0.24%
Eclipse Topco, Inc.(27)
Financial Services & Technology	Preferred shares (4)(12)	FIXED(S)*	12.50%/PIK	12.50%	09/2024	—	190	2,207	2,226	0.21%
Pioneer Topco I, L.P.
Software	Class A-2 common units(9)(12)	—	—	—	11/2021	—	199,980	2,000	1,700	0.16%
ACI Parent Inc.(25)
Healthcare	Preferred shares (3)(12)	FIXED(Q)(17)*	11.75%/PIK	11.75%	08/2021	—	12,500	20,124	1,074	0.10%
Ambrosia Topco LLC
Distribution & Logistics	Class A-1 common units(2)(12)	—	—	—	01/2024	—	126,536	1,348	590
	Class A-1 common units(3)(12)	—	—	—	01/2024	—	122,044	1,300	569
								2,648	1,159	0.11%
GEDC Equity, LLC
Healthcare	Participation Interest(3)(12)	—	—	—	06/2023	—	190,000	190	—	—%
AAC Lender Holdings, LLC(23)
Education	Ordinary shares (3)(12)	—	—	—	03/2021	—	758	—	—	—%
Total Shares - United States								$116,236	$96,024	9.13%
Total Shares								$116,236	$96,024	9.13%
Structured Finance Obligations - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligation(3)(12)	SOFR(Q)	7.00%	10.67%	11/2024	01/2037	3,232	$3,232	$3,186	0.30%
Total Structured Finance Obligations - United States								$3,232	$3,186	0.30%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants (2)(12)	—	—	—	06/2024	06/2029	138,622	$182	$272
	Warrants (3)(12)	—	—	—	06/2024	06/2029	47,459	62	93
								244	365	0.03%
Total Warrants - United States								$244	$365	0.03%
Total Funded Investments								$1,733,850	$1,629,889	155.20%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - United States
Community Management Holdings MidCo 2, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	07/2025	11/2026	$602	$—	$—	—%
Notorious Buyer, LLC (35)
Notorious Holdings, LLC
Notorious Topco, LLC
Consumer Products	First lien (3)(12)(15) - Undrawn	—	—	—	12/2025	12/2030	938	—	—	—%
AAC Lender Holdings, LLC(23)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(12)(15) - Undrawn	—	—	—	01/2021	09/2027	2,652	—	—	—%
Ambrosia Holdco Corp(29)
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)(12)(15) - Undrawn	—	—	—	10/2024	10/2026	2,695	—	—	—%
Centegix Intermediate II, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	03/2026	03/2028	1,177	—	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(12)(15) - Undrawn	—	—	—	07/2021	07/2026	113	(1)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	05/2026	147	(1)	—	—%
Mai Capital Management Intermediate LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	06/2027	1,210	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	08/2031	194	(1)	—
								(1)	—	—%
Next Holdco, LLC
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	11/2023	11/2029	339	(3)	—	—%
YLG Holdings, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	04/2025	11/2026	271	(1)	—
	First lien (3)(12)(15) - Undrawn	—	—	—	11/2019	12/2030	309	(2)	—
								(3)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

OEConnection LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	04/2024	12/2028	$495	$—	$—
	First lien (3)(12)(15) - Undrawn	—	—	—	04/2024	12/2032	618	(3)	—
								(3)	—	—%
Associations, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	07/2028	1,993	(1)	—
	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	07/2028	3,077	(2)	—
								(3)	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2021	05/2028	417	(4)	—	—%
Firebird Co-Invest L.P. (19)
Firebird Acquisition Corp, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	01/2025	02/2027	2,092	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	01/2025	02/2032	1,422	(4)	—
								(4)	—	—%
CRCI Longhorn Holdings, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	08/2024	08/2026	1,629	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	08/2024	08/2031	1,086	(5)	—
								(5)	—	—%
Bullhorn, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	05/2026	822	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	09/2019	10/2029	811	(6)	—
								(6)	—	—%
Wealth Enhancement Group, LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	08/2021	10/2028	2,040	(6)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	06/2021	06/2029	818	(8)	—	—%
Project Accelerate Parent, LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	02/2024	02/2031	1,510	(8)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(12)(15) - Undrawn	—	—	—	02/2020	02/2028	$1,619	$(8)	$—	—%
USRP Holdings, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	07/2021	12/2029	893	(9)	—	—%
HP TLE Buyer, Inc.
Education	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	07/2032	1,797	(9)	—	—%
Healthspan Buyer, LLC
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	10/2023	10/2030	1,229	(12)	—	—%
Low Voltage Holdings Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	04/2025	10/2027	2,974	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	04/2025	04/2032	819	(3)	—
	First lien (3)(12)(15) - Undrawn	—	—	—	04/2025	04/2032	2,317	(9)	—
								(12)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	03/2025	03/2027	64	—	—
	First lien (5)(12)(15) - Undrawn	—	—	—	03/2025	03/2027	191	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	12/2021	12/2029	1,400	(14)	—
								(14)	—	—%
Compsych Investments Corp.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	07/2024	07/2027	2,253	(14)	—	—%
Fortis Solutions Group, LLC
Packaging	First lien (3)(12)(15) - Undrawn	—	—	—	10/2021	10/2027	1,573	(16)	—	—%
Foreside Financial Group, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2022	09/2027	1,849	(18)	—	—%
Sierra Enterprises, LLC
Food & Beverage	First lien (3)(12)(15) - Undrawn	—	—	—	05/2025	05/2030	2,717	(20)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Nelipak Holding Company
Packaging	First lien (3)(12)(15) - Undrawn	—	—	—	03/2024	03/2027	$1,332	—	—
	First lien (3)(10)(12)(13)(15) - Undrawn	—	—	—	03/2024	03/2027	€6,411	—	—
	First lien (3)(10)(12)(13)(15) - Undrawn	—	—	—	03/2024	03/2031	€1,196	(10)	—
	First lien (3)(12)(15) - Undrawn	—	—	—	03/2024	03/2031	$1,907	(14)	—
								(24)	—	—%
Model N, Inc.
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	06/2024	06/2026	9,047	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	06/2024	06/2031	4,825	(24)	—
								(24)	—	—%
Infogain Corporation
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	07/2021	07/2028	3,827	(29)	—	—%
GC Waves Holdings, Inc.
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	10/2019	10/2030	3,951	(30)	—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	12/2021	12/2027	3,659	(37)	—	—%
IG Investments Holdings, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	09/2021	09/2028	3,780	(38)	—	—%
CentralSquare Technologies, LLC
Software	First lien (3)(12)(15) - Undrawn	—	—	—	04/2024	04/2030	3,980	(50)	—	—%
Legends Hospitality Holding Company, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	08/2024	08/2030	340	(3)	(3)	(0.00)%
PDI TA Holdings, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	01/2024	02/2031	122	(1)	(6)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Meta Buyer LLC
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	12/2025	12/2027	$642	$—	$(3)
	First lien (3)(12)(15) - Undrawn	—	—	—	12/2025	12/2031	536	(2)	(3)
								(2)	(6)	(0.00)%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	08/2022	08/2029	304	(6)	(6)	(0.00)%
NC Topco, LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	08/2024	09/2031	669	(3)	(7)	(0.00)%
ACI Parent Inc.(25)
ACI Group Holdings, Inc.
Healthcare	First lien (3)(12)(15)(17) - Undrawn	—	—	—	08/2021	08/2027	24	—	(8)	(0.00)%
Digicert, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	07/2025	07/2030	1,119	(8)	(8)	(0.00)%
Jawbreaker Topco, L.P. (24)
Jawbreaker Parent, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	01/2026	01/2029	1,503	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	01/2026	03/2026	3,728	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	01/2026	01/2033	1,503	(8)	(8)
								(8)	(8)	(0.00)%
RailPros Parent, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2025	05/2032	899	(4)	(4)
	First lien (3)(12)(15) - Undrawn	—	—	—	05/2025	05/2027	1,258	—	(6)
								(4)	(10)	(0.00)%
Daxko Acquisition Corporation
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	10/2021	10/2028	986	(10)	(11)	(0.00)%
Fullsteam Operations LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	08/2025	08/2031	691	(3)	(4)
	First lien (3)(12)(15) - Undrawn	—	—	—	08/2025	08/2027	2,074	—	(13)
								(3)	(17)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Ultimus Group Midco, LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	07/2025	07/2032	$1,139	$(6)	$(6)
	First lien (3)(12)(15) - Undrawn	—	—	—	07/2025	01/2028	3,039	—	(15)
								(6)	(21)	(0.00)%
Bonterra LLC
Software	First lien (3)(12)(15) - Undrawn	—	—	—	03/2025	03/2032	1,189	(3)	(22)	(0.00)%
DOCS, MSO, LLC
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	06/2022	06/2028	2,405	—	(23)	(0.00)%
Acumatica Holdings, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	07/2025	07/2032	9,403	—	(24)	(0.00)%
DT1 Midco Corp
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	12/2030	674	(3)	(3)
	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	04/2027	4,462	—	(22)
								(3)	(25)	(0.00)%
MRI Software LLC
Software	First lien (3)(12)(15) - Undrawn	—	—	—	01/2020	02/2028	1,502	(8)	(26)	(0.00)%
Eclipse Topco, Inc. (27)
Eclipse Buyer Inc.
Financial Services & Technology	First lien (4)(12)(15) - Undrawn	—	—	—	09/2024	09/2026	1,206	—	(6)
	First lien (3)(12)(15) - Undrawn	—	—	—	09/2024	09/2031	4,190	(21)	(21)
								(21)	(27)	(0.00)%
Coupa Holdings, LLC
Software	First lien (3)(12)(15) - Undrawn	—	—	—	02/2023	02/2029	989	(12)	(12)
	First lien (3)(12)(15) - Undrawn	—	—	—	02/2023	06/2027	1,291	—	(16)
								(12)	(28)	(0.00)%
Xactly Corporation
Software	First lien (3)(12)(15) - Undrawn	—	—	—	07/2017	07/2027	992	(10)	(50)	(0.00)%
Logrhythm, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	07/2024	07/2029	420	(6)	(52)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Diligent Corporation
Software	First lien (3)(12)(15) - Undrawn	—	—	—	04/2024	08/2030	$1,767	$(7)	$(19)
	First lien (3)(12)(15) - Undrawn	—	—	—	04/2024	04/2026	3,398	(13)	(37)
								(20)	(56)	(0.01)%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	05/2025	06/2027	1,228	—	(20)
	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	06/2030	3,707	(26)	(60)
								(26)	(80)	(0.01)%
TigerConnect, Inc.
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	02/2022	08/2029	4,267	(43)	(80)	(0.01)%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	02/2022	02/2028	1,969	(10)	(112)	(0.01)%
iCIMS, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	08/2022	08/2028	3,036	(27)	(131)	(0.01)%
GS Acquisitionco, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	08/2019	05/2028	2,293	(14)	(146)	(0.01)%
Viper Bidco. Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	11/2024	11/2026	1,838	—	(54)
	First lien (3)(12)(15) - Undrawn	—	—	—	11/2024	11/2031	3,320	(17)	(98)
								(17)	(152)	(0.01)%
Einstein Parent, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	01/2025	01/2031	5,750	(57)	(208)	(0.02)%
PetVet Care Centers, LLC
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	10/2023	11/2029	2,967	(30)	(419)	(0.04)%
Total Unfunded Debt Investments - United States								$(781)	$(1,772)	(0.13)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	12/2022	12/2028	$790	$(6)	$(11)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Adelaide Borrower, LLC**
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	05/2030	$587	$(6)	$(6)
	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	05/2026	1,048	—	(10)
								(6)	(16)	(0.00)%
Total Unfunded Debt Investments - Australia								$(12)	$(27)	(0.00)%
Unfunded Debt Investments - Switzerland
Matterhorn Finco, Inc.,**
Software	First lien (3)(15) - Undrawn	—	—	—	03/2026	03/2033	$1,985	$(10)	$(10)	(0.00)%
Total Unfunded Debt Investments - Switzerland							1,985	$(10)	$(10)	(0.00)%
Unfunded Debt Investments - UK
Ciklum Inc.**
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	02/2024	02/2030	$2,989	$(37)	$—	—%
Total Unfunded Debt Investments - UK								$(37)	$—	—%
Total Unfunded Debt Investments								$(840)	$(1,809)	(0.13)%
Total Non-Controlled/Non-Affiliated Investments								$1,733,010	$1,628,080	155.07%
Non-Controlled/Affiliated Investments (36)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (20)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(12)	SOFR(Q)*	14.00%/PIK	17.82%	12/2020	01/2028	$27,833	$27,788	$27,833	2.65%
Eagle Infrastructure Super HoldCo, LLC (28)
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.)
Business Services	First lien (2)(11)(12)	SOFR(Q)	7.50%	11.35%	03/2023	04/2028	10,628	10,628	10,628
	First lien (3)(12)	SOFR(Q)	7.50%	11.35%	03/2023	04/2028	340	340	340
								10,968	10,968	1.04%
Permian Holdco 3, Inc.
Permian Trust
Energy	Trust Claim(7)(12)	FIXED(Q)(17)*	10.00%/PIK	10.00%	03/2021	—	247	—	—
	First lien (3)(12)	SOFR(Q)(17)*	10.00%/PIK	11.00%	07/2020	—	3,409	—	—
								—	—	—%
Total Funded Debt Investments - United States								$38,756	$38,801	3.69%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Equity - United States
TVG-Edmentum Holdings, LLC(20)
Education	Series C-2 Preferred Units(3)(12)	FIXED(Q)*	15.00%/PIK	15.00%	05/2024	—	3,480	$9,046	$9,046
	Class B-1 Common Shares (3)(13)	—	—	—	12/2020	—	24,450	43,212	5,000
	Class B-2 Common Shares (3)(13)	—	—	—	12/2020	—	24,450	24,839	—
								77,097	14,046	1.34%
Eagle Infrastructure Super HoldCo, LLC
Business Services	Ordinary shares (3)(12)	—	—	—	03/2023	—	72,536	4,103	10,851	1.03%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(12)	—	—	—	07/2017	—	25,000,000	11,501	1,800
	Ordinary shares (3)(12)	—	—	—	07/2017	—	2,786,000	1,282	201
								12,783	2,001	0.19%
Total Shares - United States								$93,983	$26,898	2.56%
Total Non-Controlled/Affiliated Investments								$132,739	$65,699	6.25%
Controlled Investments (37)
Funded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	6.00%	9.96%	10/2020	12/2027	$29,960	$29,960	$29,960
	First lien (3)(10)(12)	SOFR(Q)	9.00%	12.96%	10/2020	12/2027	23,336	23,336	23,336
								53,296	53,296	5.08%
New Benevis Topco, LLC (22)
New Benevis Holdco, Inc.
Healthcare	First lien (2)(12)	FIXED(Q)*	12.00%/PIK	12.00%	10/2020	10/2028	24,904	24,904	24,904
	Subordinated (3)(12)	FIXED(M)*	12.00%/PIK	12.00%	10/2020	10/2028	27,693	27,423	27,693
								52,327	52,597	5.01%
NHME Holdings Corp. (21)
National HME, Inc.
Healthcare	Second lien (3)(12)	SOFR(Q)(17)*	5.00%/PIK	8.92%	11/2018	11/2025	8,281	7,872	—	—%
Total Funded Debt Investments - United States								$113,495	$105,893	10.09%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(12)	—	—	—	05/2018	—	—	$160,000	$157,872	15.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

NM NL Holdings, L.P.**
Net Lease	Membership interest (6)(12)	—	—	—	06/2018	—	—	$80,174	$113,269	10.79%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(12)	—	—	—	05/2021	—	—	112,400	105,532	10.05%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(12)	FIXED(Q)*	20.00%/PIK	20.00%	08/2018	—	67,709,918	64,386	67,710
	Preferred shares (3)(12)	—	—	—	06/2017	—	80,994,293	29,318	13,275
	Preferred shares (2)(12)	—	—	—	01/2015	—	29,326,545	26,946	—
	Preferred shares (3)(12)	—	—	—	01/2015	—	141,354,439	7,447	—
	Ordinary shares (2)(12)	—	—	—	01/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(12)	—	—	—	01/2015	—	10,697,948	532	—
	Preferred shares (3)(12)	—	—	—	02/2026	—	21,117,531	—	—
								130,554	80,985	7.71%
New Benevis Topco, LLC (22)
Healthcare	Common stock (2)(12)	—	—	—	10/2020	—	325,516	27,154	24,447
	Common stock (3)(12)	—	—	—	10/2020	—	152,548	12,768	11,456
								39,922	35,903	3.42%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(12)	—	—	—	10/2020	—	100	11,155	11,000	1.05%
NM YI, LLC
Net Lease	Membership interest (6)(12)	—	—	—	09/2019	—	—	6,272	8,734	0.83%
NM GP Holdco, LLC**
Net Lease	Membership interest (6)(12)	—	—	—	06/2018	—	—	925	412	0.04%
NHME Holdings Corp.(21)
Healthcare	Ordinary shares (3)(12)	—	—	—	11/2018	—	640,000	4,000	—	—%
Total Shares - United States								$545,402	$513,707	48.93%
Total Shares								$545,402	$513,707	48.93%
Warrants - United States
NHME Holdings Corp. (21)
Healthcare	Warrants (3)(12)	—	—	—	11/2018	01/2033	160,000	$1,000	$—	—%
Total Warrants - United States								$1,000	$—	—%
Total Funded Investments								$659,897	$619,600	59.02%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(12)(15) - Undrawn	—	—	—	10/2020	12/2027	$1,935	$—	$—	—%
Total Unfunded Debt Investments - United States								$—	$—	—%
Total Controlled Investments								$659,897	$619,600	59.02%
Total Investments								$2,525,646	$2,313,379	220.34%

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
(13)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of March 31, 2026, the par value U.S. dollar equivalent of the Viper Bidco, Inc. first lien term loans is $15,716 and the Nelipak Holding Company first lien term loan, undrawn delayed draw term loan and undrawn revolver is $18,853, $7,408 and $1,382, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
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
(16)Total Coupon is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest and dividends at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA) and Euro Interbank Offered Rate (EURIBOR) and which resets daily (D), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current coupon rate provided reflects the rate in effect as of March 31, 2026.
(17)Investment is on non-accrual status as of March 31, 2026. See Note 3. Investments, for details.
(18)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $5,700 as of March 31, 2026. See Note 2. Summary of Significant Accounting Policies, for details.
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

(20)The Company holds common shares and Class B-1 and Class B-2 of preferred equity in TVG-Edmentum Holdings, LLC and subordinated notes in Edmentum Ultimate Holdings, LLC, a wholly-owned subsidiary of TVG-Edmentum Holdings, LLC. As of March 31, 2026, the Company's stated value of the Company's Class B-1 and Class B-2 preferred equity investments, plus unpaid compounded dividends, was $48,080 and $29,707, respectively.
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
(22)The Company holds common shares in New Benevis Topco, LLC, and holds first lien last out term loans and subordinated notes in New Benevis Holdco Inc., a wholly-owned subsidiary of New Benevis Topco, LLC.
(23)The Company holds ordinary shares in AAC Lender Holdings, LLC and two first lien term loans, a first lien revolver and subordinated notes in American Achievement Corporation, a partially-owned subsidiary of AAC Lender Holdings, LLC.
(24)The Company holds Class A-1 common units in Jawbreaker Topco, L.P., and holds a first lien term loan, two first lien delayed draw term loans and a first lien revolver in Jawbreaker Parent, Inc, a partially-owned subsidiary of Jawbreaker Topco, L.P.
(25)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, two first lien delayed draws and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of March 31, 2026, the Company's stated value of it's equity investment, plus unpaid compounded dividends, was $20,249.
(26)The Company holds ordinary shares in FS WhiteWater Holdings, LLC, and a first lien term loan, a first lien revolver, and five first lien delayed draws in FS WhiteWater Borrower, LLC, a partially-owned subsidiary of FS WhiteWater Holdings, LLC.
(27)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of March 31, 2026, the Company's stated value of it's equity investment, plus unpaid compounded dividends, was $2,226.
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
(30)The Company's Series A preferred equity investment and Series B preferred equity investment in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) are entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of March 31, 2026, the Company's stated value of it's Series A and Series B preferred equity investment, plus unpaid compounded dividends, was $3,335 and $4,116, respectively.
(31)The Company's common equity investment in HBWM Holdings, LLC. is entitled to receive cumulative return that are calculated using the unreturned original investment plus any unpaid capitalized dividends. As of March 31, 2026, the Company's unreturned original investment, plus any unpaid compounded dividends, was $4,792.
(32)The Company's preferred equity investment in Knockout Intermediate Holdings I, Inc. is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of March 31, 2026, the Company's stated value of it's share, plus unpaid compounded dividends, was $13,323.
(33)The Company's Series A preferred equity investment in Symplr Software Intermediate Holdings, Inc. is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of March 31, 2026, the Company's stated value of it's equity investment, plus unpaid compounded dividends, was $19,839.
(34)The Company's preferred equity investment in Dealer Tire Holdings, LLC is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of March 31, 2026, the Company's stated value of it's share, plus unpaid compounded dividends, was $27,116.
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

(36)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2026 and December 31, 2025, along with transactions during the three months ended March 31, 2026 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2026	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.) / Eagle Infrastructure Super HoldCo, LLC	$18,337	$—	$—	$3,482	$21,819	$—	$311	$413	$—
Sierra Hamilton Holdings Corporation	2,000	—	—	1	2,001	—	—	—	—
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	40,365	1,518	—	(4)	41,879	—	1,192	327	63
Total Non-Controlled/Affiliated Investments	$60,702	$1,518	$—	$3,479	$65,699	$—	$1,503	$740	$63

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

(37)    Denotes investments in which the Company "controls", as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of March 31, 2026 and December 31, 2025, along with transactions during the three months ended March 31, 2026 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2026	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
National HME, Inc./NHME Holdings Corp.	$—	$—	$—	$—	$—	$—	$—	$—	$—
New Benevis Topco, LLC / New Benevis Holdco, Inc.	154,464	5,538	(76,831)	5,329	88,500	(5,718)	3,395	—	—
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	63,833	1,463	—	(1,000)	64,296	—	1,463	—	125
NM NL Holdings, L.P.	106,096	5,926	—	1,247	113,269	—	—	2,111	—
NM GP Holdco, LLC	390	75	—	(53)	412	—	—	11	—
NM YI LLC	8,641	—	—	93	8,734	—	—	235	—
NMFC Senior Loan Program III LLC	160,000	—	—	(2,128)	157,872	—	—	5,760	—
NMFC Senior Loan Program IV LLC	112,400	—	—	(6,868)	105,532	—	—	3,794	—
UniTek Global Services, Inc.	73,181	3,223	—	4,581	80,985	—	—	3,224	250
Total Controlled Investments	$679,005	$16,225	$(76,831)	$1,201	$619,600	$(5,718)	$4,858	$15,135	$375

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
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2026, 19.3% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2026
(unaudited)

March 31, 2026
Investment Type	Percent of Total Investments at Fair Value
First lien	64.78%
Second lien	3.50%
Subordinated	4.04%
Structured Finance Obligations	0.14%
Equity and other	27.54%
Total investments	100.00%

March 31, 2026
Industry Type	Percent of Total Investments at Fair Value
Business Services	20.04%
Healthcare	17.11%
Software	16.15%
Investment Funds (includes investments in joint ventures)	11.52%
Consumer Services	6.02%
Financial Services & Technology	5.95%
Net Lease	5.29%
Education	5.08%
Distribution & Logistics	4.50%
Packaging	3.54%
Energy	2.87%
Food & Beverage	0.92%
Consumer Products	0.59%
Specialty Chemicals & Materials	0.42%
Total investments	100.00%

March 31, 2026
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	88.59%
Fixed rates	11.41%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

March 31, 2026
(in thousands, except shares and per share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through March 31, 2026, NMFC has raised approximately $1,034,550 in net proceeds from additional offerings of its common stock.
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
The Company has established the following wholly-owned direct and indirect subsidiaries:
•New Mountain Finance Holdings, L.L.C. ("NMF Holdings"), whose assets are used to secure NMF Holdings’ credit facility;
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
•NMF QID NGL Holdings, Inc. ("NMF QID"), NMF YP Holdings, Inc. ("NMF YP"), NMF Permian Holdings, LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB") and NMF Pioneer, Inc. ("NMF Pioneer") which are treated as corporations for U.S. federal income tax purposes and are intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity related investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); the Company consolidates these corporations for accounting purposes but the corporations are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.
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
The Company’s portfolio may be concentrated in a limited number of industries. As of March 31, 2026, the Company’s top five industry concentrations were business services, healthcare, software, investment funds (which includes the Company's investments in its joint ventures) and consumer services.
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
The Company’s interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026.
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments as of March 31, 2026 are disclosed on the Company's Consolidated Schedule of Investments.
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

Below is certain summarized property information for NMNLC as of March 31, 2026:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2026
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$113,681
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,734
					$122,415
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2026 and December 31, 2025, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $5,700 and $13,500, respectively. The collateralized agreement to resell is on non-accrual status. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2026 and December 31, 2025. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized PIK interest from investments of $5,137 and $7,588, respectively, and non-cash dividends from investments of $5,321 and $8,188, respectively.
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
The following table summarizes the current income tax expense (benefit), deferred income tax (benefit) provision and total income tax (benefit) provision, for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Current income tax expense (benefit)	$4	$(19)
Deferred income tax (benefit) provision	(87)	22
Total income tax (benefit) provision	$(83)	$3
As of March 31, 2026 and December 31, 2025, the Company had $1,731 and $1,819, respectively, of deferred tax liabilities, primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
During the three months ended March 31, 2026, the Company repurchased a total of 7,063,237 shares of the Company's common stock in the open market for $56,597, including commissions paid. During the three months ended March 31, 2025, the Company did not repurchase any shares of the Company's common stock. Since the inception of the Repurchase Program through March 31, 2026, the Company repurchased $61,496 outstanding shares of its common stock under the Repurchase Program.
Earnings (loss) per share—The Company's earnings (loss) per share ("EPS") amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock outstanding during the period of computation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock assuming all potential shares had been issued, and its related net impact to net assets accounted for, and the additional shares of common stock were dilutive. Diluted EPS reflects the potential dilution, using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.
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
Note 3. Investments
At March 31, 2026, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,558,465	$1,498,657
Second lien	102,129	80,889
Subordinated	104,751	93,449
Structured Finance Obligations	3,232	3,186
Equity and other	757,069	637,198
Total investments	$2,525,646	$2,313,379

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$516,080	$463,985
Healthcare	456,737	395,724
Software	395,584	373,615
Investment Funds (includes investments in joint ventures)	275,632	266,590
Consumer Services	144,330	139,207
Financial Services & Technology	133,059	137,596
Net Lease	87,371	122,415
Education	197,504	117,501
Distribution & Logistics	112,473	104,065
Packaging	84,321	81,846
Energy	77,234	66,297
Food & Beverage	21,146	21,304
Consumer Products	14,513	13,534
Specialty Chemicals & Materials	9,662	9,700
Total investments	$2,525,646	$2,313,379

At December 31, 2025, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,854,022	$1,818,215
Second lien	104,890	91,179
Subordinated	128,705	121,487
Structured Finance Obligations	3,232	3,277
Equity and other	821,266	707,855
Total investments	$2,912,115	$2,742,013

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$533,638	$526,440
Business Services	573,549	516,701
Healthcare	517,598	463,591
Investment Funds (includes investments in joint ventures)	275,632	275,677
Consumer Services	193,415	192,842
Financial Services & Technology	165,745	172,215
Distribution & Logistics	162,382	158,599
Education	195,960	118,507
Net Lease	81,370	115,127
Packaging	76,052	75,324
Energy	75,771	65,833
Food & Beverage	21,193	21,177
Business Products	15,897	16,026
Consumer Products	14,283	14,283
Specialty Chemicals & Materials	9,630	9,671
Total investments	$2,912,115	$2,742,013
As of March 31, 2026, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $31,406, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an initial aggregate principal amount of $13,479 of its first lien term loans on non-accrual status. During the third quarter of 2023, the Company placed the remaining aggregate principal amount of $17,927 of its first lien term loans on non-accrual status. As of March 31, 2026, the Company's positions in AAC on non-accrual status had total unearned interest income of $1,367 for the three months then ended.
During the second quarter of 2022, the Company placed its second lien position in National HME, Inc. ("National HME") on non-accrual status. As of March 31, 2026, the Company's second lien position in National HME had total unearned interest income of $515 for the three months then ended.
During the second quarter of 2024, the Company placed its junior Series B preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. As of March 31, 2026, the Company's junior preferred shares in Transcendia had total unearned income of $118 for the three months then ended.
During the fourth quarter of 2025, the Company placed its preferred shares in ACI Parent Inc. ("Affordable Care") on non-accrual status. During the first quarter of 2026, the Company placed its first lien positions in Affordable Care on non-accrual status. As of March 31, 2026, the Company's positions in Affordable Care had total unearned income of $1,416 for the three months then ended.

During the fourth quarter of 2025, the Company placed it first lien positions in DCA Investment Holding, LLC ("DCA") on non-accrual status. As of March 31, 2026, the Company's first lien positions in DCA had total unearned income of $76 for the three months then ended.
During the first quarter of 2026, the Company placed its first lien positions in Convey Health Solutions, Inc. ("Convey") on non-accrual status. As of March 31, 2026, the Company's first lien positions in Convey had total unearned income of $328 for the three months then ended.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of March 31, 2026 and December 31, 2025, the SPP Agreement had a cost basis of $14,500 and $14,500, respectively and a fair value of $2,755 and $6,525, respectively, which is reflective of the higher inherent risk in this transaction.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of March 31, 2026, the Company and SkyKnight II have committed and contributed $160,000 and $40,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2026 and December 31, 2025.
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
As of March 31, 2026 and December 31, 2025, SLP III had total investments with an aggregate fair value of approximately $976,683 and $941,427, respectively, and debt outstanding under its credit facility of $821,700 and $672,700, respectively. Additionally, as of March 31, 2026 and December 31, 2025, SLP III had unfunded commitments in the form of delayed draws of $7,071 and $6,867, respectively.
During the first quarter of 2026, SLP III placed its first lien positions in Convey on non-accrual status. As of March 31, 2026, SLP III's first lien positions in Convey had total unearned income of $208 for the three months then ended.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
First lien investments (1)	$1,041,186	$971,559
Weighted average interest rate on first lien investments (2)	7.39%	8.36%
Number of portfolio companies in SLP III	111	105
Largest portfolio company investment (1)	$19,741	$19,791
Total of five largest portfolio company investments (1)	$94,562	$93,239

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of March 31, 2026:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
Accelya Lux Finco S.a r.l.	Business Services	SOFR(Q)	5.25%	8.95%	10/2032	$16,446	$16,131	$15,839
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	7.53%	12/2027	2,321	2,318	2,183
AmSpec Parent, LLC	Energy	SOFR(Q)	3.50%	7.20%	12/2031	9,469	9,454	9,467
Ardonagh Midco 3 Limited	Business Services	SOFR(S)	2.75%	6.37%	02/2031	1,985	1,977	1,942
Asurion, LLC	Business Services	SOFR(M)	4.25%	7.92%	09/2030	3,609	3,513	3,573
Asurion, LLC	Business Services	SOFR(M)	4.25%	7.92%	09/2030	1,980	1,954	1,962
Asurion, LLC	Business Services	SOFR(M)	3.75%	7.42%	02/2033	13,000	12,935	12,586
athenahealth Group Inc.	Healthcare	SOFR(M)	2.75%	6.42%	02/2029	12,086	11,983	11,882
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.25%	6.92%	12/2030	10,942	10,894	10,787
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.50%	7.17%	12/2032	7,182	7,077	7,084
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.00%	6.67%	05/2028	7,702	7,689	7,697
Berlin Packaging L.L.C.	Packaging	SOFR(Q)	3.25%	6.94%	06/2031	8,713	8,712	8,422
BIFM CA Buyer Inc.	Business Services	SOFR(M)	3.25%	6.92%	05/2028	9,027	9,011	9,038
BW Holding, Inc.	Packaging	SOFR(Q)	6.50%	10.14%	12/2030	603	597	600
Capstone Borrower, Inc.	Business Services	SOFR(Q)	2.75%	6.45%	06/2030	8,779	8,343	8,378
Cardinal Parent, Inc.	Financial Services & Technology	SOFR(Q)	4.50%	8.35%	11/2027	11,597	11,497	10,814
Chrysaor Bidco S.a r.l.	Financial Services & Technology	SOFR(Q)	3.25%	6.90%	10/2031	2,110	2,110	2,110
Citrin Cooperman Advisors LLC	Financial Services & Technology	SOFR(Q)	3.00%	6.70%	04/2032	8,448	8,409	8,142
Cleanova US Holdings LLC	Business Products	SOFR(Q)	4.75%	8.42%	06/2032	18,694	18,524	18,413
Cloudera, Inc.	Software	SOFR(M)	3.75%	7.52%	10/2028	14,026	13,881	12,562
Clydesdale Acquisition Holdings, Inc.	Packaging	SOFR(M)	3.25%	6.92%	04/2032	9,313	9,309	8,725
Cohnreznick Advisory LLC	Financial Services & Technology	SOFR(Q)	3.25%	6.95%	03/2032	11,257	11,223	10,962
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	7.78%	11/2028	4,591	4,580	3,931
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.00%	6.70%	02/2029	6,723	6,707	6,731
ConnectWise, LLC	Software	SOFR(Q)	3.50%	7.46%	09/2028	11,482	11,473	10,631
Convey Health Solutions, Inc.	Healthcare	SOFR(Q) (3)	1.31%+3.94%/PIK	9.05%	07/2029	8,965	8,856	5,832
CoreLogic, Inc. (fka First American Corporation, The)	Business Services	SOFR(M)	3.50%	7.28%	06/2028	798	786	765
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	7.53%	10/2028	2,527	2,521	1,855
Cross Financial Corp.	Financial Services & Technology	SOFR(M)	2.75%	6.42%	10/2031	1,795	1,764	1,784
CVET Midco 2, L.P.	Distribution & Logistics	SOFR(Q)	5.00%	8.70%	10/2029	9,681	9,402	9,047
Dayforce Bidco, LLC	Software	SOFR(Q)	3.00%	6.66%	02/2033	5,199	5,045	4,932
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.00%	6.67%	07/2031	11,406	11,361	11,387
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.25%	6.92%	07/2032	10,981	10,934	10,988
Disco Parent, Inc.	Software	SOFR(Q)	3.00%	6.67%	08/2032	7,232	7,215	7,114
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	3.75%	7.42%	10/2029	13,821	13,483	13,633
EAB Global, Inc.	Education	SOFR(Q)	3.00%	6.70%	08/2030	10,057	9,865	8,988
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	7.95%	04/2029	13,830	13,684	13,874
Eisner Advisory Group LLC	Financial Services & Technology	SOFR(M)	4.00%	7.67%	02/2031	11,313	11,219	10,804
Embecta Corp.	Healthcare	SOFR(M)	3.00%	6.67%	03/2029	3,781	3,790	3,788
Finastra USA, Inc.	Financial Services & Technology	SOFR(Q)	4.00%	7.67%	09/2032	12,373	12,262	11,637
First Advantage Holdings, LLC	Business Services	SOFR(Q)	2.75%	6.45%	10/2031	3,382	3,350	3,301
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	7.16%	03/2028	14,415	14,409	11,492
FNZ Group Entities Limited	Financial Services & Technology	SOFR(Q)	5.00%	8.66%	11/2031	10,152	9,978	8,117

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Forgent Intermediate IV LLC	Business Products	SOFR(Q)	3.00%	6.66%	12/2032	$12,748	$12,625	$12,824
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	7.68%	08/2028	14,026	13,957	12,904
Groundworks, LLC	Business Services	SOFR(Q)	3.00%	6.67%	03/2031	10,075	10,045	10,059
Heartland Dental, LLC	Healthcare	SOFR(M)	3.75%	7.42%	08/2032	13,861	13,828	13,850
Help/Systems Holdings, Inc.	Software	SOFR(Q)	6.00%	9.76%	05/2029	11,112	11,094	9,608
HIG Finance 2 Limited	Financial Services & Technology	SOFR(M)	2.75%	6.42%	02/2031	6,484	6,298	6,296
HIG Operations Holdings, Inc.	Business Services	SOFR(M)	4.50%	8.17%	06/2031	11,820	11,780	11,820
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	9.02%	04/2029	7,966	7,809	6,775
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)	4.00%	7.70%	02/2032	16,599	16,496	16,454
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.05%	08/2028	12,747	12,676	11,424
ISolved, Inc.	Information Services	SOFR(M)	2.75%	6.42%	10/2030	2,494	2,314	2,381
Jones DesLauriers Insurance Management Inc.	Business Services	SOFR(Q)	3.00%	6.66%	02/2033	10,011	9,851	9,758
Kaseya Inc.	Software	SOFR(M)	3.25%	6.92%	03/2032	12,788	12,765	11,975
Kestra Advisor Services Holdings A, Inc.	Financial Services & Technology	SOFR(M)	3.00%	6.67%	03/2031	3,739	3,733	3,718
KnowBe4, Inc.	Education	SOFR(Q)	3.75%	7.42%	07/2032	7,155	7,154	6,416
LI Group Holdings, Inc.	Education	SOFR(M)	3.50%	7.28%	03/2028	3,022	3,019	3,031
LSCS Holdings, Inc.	Healthcare	SOFR(Q)	4.50%	8.20%	03/2032	14,825	14,739	13,991
LTR Intermediate Holdings, Inc.	Specialty Chemicals & Materials	SOFR(M)	3.75%	7.43%	12/2032	7,917	7,879	7,947
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	2.75%	6.41%	11/2030	5,052	5,010	5,008
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(M)	3.00%	6.67%	05/2028	12,561	12,525	12,566
MED ParentCo, LP	Healthcare	SOFR(M)	3.00%	6.67%	04/2031	10,354	10,316	10,362
Michael Baker International, LLC	Business Services	SOFR(Q)	4.00%	7.67%	12/2028	5,520	5,519	5,530
Michael Baker International, LLC	Business Services	SOFR(Q)	4.50%	8.20%	12/2028	2,174	2,112	2,178
Neon Maple Purchaser Inc.	Financial Services & Technology	SOFR(M)	2.50%	6.17%	11/2031	5,746	5,750	5,638
Nexus Buyer LLC	Financial Services & Technology	SOFR(M)	4.00%	7.67%	07/2031	13,976	13,908	13,575
Nielsen Consumer, Inc.	Business Services	SOFR(M)	2.25%	5.92%	10/2030	5,757	5,391	5,692
Oak-Eagle Acquireco, Inc.	Consumer Services	SOFR(M)	3.50%	7.16%	03/2033	5,470	5,388	5,445
Oceankey (U.S.) II Corp.	Software	SOFR(M)	3.50%	7.27%	12/2028	13,977	13,982	13,213
Orbit Private Holdings I Ltd	Financial Services & Technology	SOFR(S)	3.75%	7.55%	12/2031	9,062	9,029	9,026
Orion Advisor Solutions, Inc.	Financial Services & Technology	SOFR(Q)	2.75%	6.42%	09/2030	5,236	5,202	5,153
Orion Midco Ltd	Financial Services & Technology	SOFR(Q)	3.50%	7.15%	10/2032	10,302	10,292	10,219
Osaic Holdings, Inc.	Financial Services & Technology	SOFR(Q)	2.50%	6.20%	07/2032	5,575	5,575	5,481
Osmose Utilities Services, Inc.	Specialty Chemicals & Materials	SOFR(M)	3.25%	7.03%	06/2028	13,915	13,441	13,706
Outcomes Group Holdings, Inc.	Healthcare	SOFR(Q)	3.00%	6.67%	05/2031	4,078	4,064	4,083
OVG Business Services, LLC	Business Services	SOFR(M)	3.00%	6.67%	06/2031	2,762	2,749	2,765
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.25%	6.92%	02/2029	8,937	8,582	7,583
Perforce Software, Inc.	Software	SOFR(M)	4.75%	8.42%	03/2031	4,025	4,011	2,793
Physician Partners, LLC	Healthcare	SOFR(Q)	6.00%	9.70%	12/2029	3,353	3,237	3,130
Physician Partners, LLC	Healthcare	SOFR(Q)	1.50%+2.50%/PIK	7.85%	12/2029	2,823	2,808	2,006
Pioneer AcquisitionCo, LLC	Business Services	SOFR(Q)	3.25%	6.96%	10/2032	7,924	7,905	7,972
Planview Parent, Inc.	Software	SOFR(Q)	3.50%	7.20%	12/2027	13,469	13,376	10,144
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.25%	6.95%	10/2030	13,471	13,278	10,269

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Pushpay USA Inc.	Financial Services & Technology	SOFR(Q)	3.75%	7.45%	08/2031	$13,868	$13,849	$13,590
Quartz AcquireCo, LLC	Business Services	SOFR(Q)	2.25%	5.95%	06/2030	2,632	2,623	2,204
RealPage, Inc.	Software	SOFR(Q)	3.00%	6.96%	04/2028	5,538	5,526	5,319
RealPage, Inc.	Software	SOFR(Q)	3.75%	7.45%	04/2028	7,459	7,355	7,265
Relativity Intermediate HoldCo LLC	Software	SOFR(M)	2.75%	6.42%	01/2033	3,905	3,895	3,868
Rithum Holdings, Inc. (fka CommerceHub, Inc.)	Software	SOFR(Q)	4.75%	8.45%	07/2032	15,705	15,608	14,979
RLG Holdings, LLC	Packaging	SOFR(Q)	4.25%	8.18%	07/2028	7,087	6,848	3,367
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.00%	8.67%	12/2030	5,156	5,057	5,150
Salas O’Brien, Inc.	Manufacturing	SOFR(M)	2.75%	6.42%	01/2033	5,643	5,616	5,643
Secretariat Advisors LLC	Business Services	SOFR(Q)	4.00%	7.70%	02/2032	9,766	9,733	9,619
Secure Acquisition, Inc.	Packaging	SOFR(Q)	3.75%	7.45%	12/2028	2,245	2,248	2,247
SonarSource Financing, LLC	Software	SOFR(Q)	4.50%	8.17%	12/2030	11,485	11,319	10,566
Sovos Compliance, LLC (fka Taxware, LLC)	Software	SOFR(M)	3.25%	6.92%	08/2029	11,091	10,987	10,570
Spring Education Group, Inc.	Education	SOFR(Q)	3.25%	6.95%	10/2030	13,129	13,022	13,045
Storable, Inc.	Software	SOFR(M)	3.25%	6.92%	04/2031	9,932	9,854	9,557
Summit Acquisition Inc.	Business Services	SOFR(M)	3.50%	7.17%	10/2031	6,454	6,428	6,454
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	8.27%	12/2027	15,200	15,159	10,792
Team.blue Finco SARL	Software	SOFR(Q)	3.25%	6.95%	07/2032	8,564	8,573	8,195
Tegra118 Wealth Solutions, Inc.	Financial Services & Technology	SOFR(Q)	4.00%	7.67%	01/2033	11,756	11,665	11,531
Therapy Brands Holdings LLC	Healthcare	SOFR(Q)	4.00%	7.93%	05/2028	3,964	3,957	3,647
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	7.95%	08/2028	13,471	13,466	13,213
TransDigm Inc.	Manufacturing	SOFR(M)	2.50%	6.17%	08/2032	3,501	3,510	3,506
TransDigm Inc.	Manufacturing	SOFR(M)	2.50%	6.17%	02/2031	2,101	2,106	2,103
Tricorbraun Holdings, Inc.	Packaging	SOFR(M)	0.0325	6.92%	03/2031	11,093	11,055	10,572
UKG Inc.	Software	SOFR(Q)	2.50%	6.17%	02/2031	5,296	5,201	5,069
US Fertility Enterprises, LLC	Healthcare	SOFR(Q)	3.50%	7.17%	12/2032	6,875	6,842	6,873
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	8.93%	10/2028	11,195	11,267	11,080
Valcour Packaging, LLC	Packaging	SOFR(M)	1.50% +2.25%/PIK	7.54%	10/2028	3,196	3,196	2,405
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)	4.00%	7.67%	10/2031	11,425	11,406	11,426
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	3.75%	7.45%	07/2029	11,160	11,152	11,097
VT Topco, Inc.	Business Services	SOFR(M)	3.00%	6.67%	08/2030	11,144	10,985	10,843
Xplor T1, LLC	Financial Services & Technology	SOFR(Q)	3.50%	7.17%	12/2032	19,741	19,659	18,409
Zelis Cost Management Buyer, Inc.	Healthcare	SOFR(M)	3.25%	6.92%	11/2031	19,414	19,416	18,834
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.25%	8.92%	02/2028	5,223	5,155	5,223
						$1,034,115	$1,025,475	$976,828
Unfunded Investments - First lien
Citrin Cooperman Advisors LLC	Financial Services & Technology	—	—	—	04/2027	$2,273	$(23)	$(108)
Cohnreznick Advisory LLC	Financial Services & Technology	—	—	—	03/2027	719	(1)	(19)
HIG Operations Holdings, Inc.	Business Services	—	—	—	09/2026	1,121	—	—
Salas O’Brien, Inc.	Manufacturing	—	—	—	01/2028	728	(1)	—
Secretariat Advisors LLC	Business Services	—	—	—	02/2027	1,188	1	(18)
US Fertility Enterprises, LLC	Healthcare	—	—	—	12/2027	1,042	(5)	—

						$7,071	$(29)	$(145)
						$1,041,186	$1,025,446	$976,683

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2026.
(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of directors does not determine the fair value of the investments held by SLP III.
(3)Investment is on non-accrual status as of March 31, 2026.

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

Below is certain summarized financial information for SLP III as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and March 31, 2025:

Selected Balance Sheet Information:	March 31, 2026	December 31, 2025
Investments at fair value (cost of $1,025,446 and $957,232)	$976,683	$941,427
Cash and other assets	26,369	28,469
Receivable from unsettled securities sold	838	—
Total assets	$1,003,890	$969,896

Credit facility	$821,700	$672,700
Deferred financing costs (net of accumulated amortization of $8,256 and $7,948, respectively)	(4,000)	(4,308)
Payable for unsettled securities purchased	21,928	105,171
Distribution payable	7,200	7,000
Other liabilities	10,162	8,462
Total liabilities	856,990	789,025

Members' capital	$146,900	$180,871
Total liabilities and members' capital	$1,003,890	$969,896

Selected Statement of Operations Information:	Three Months Ended
	March 31, 2026	March 31, 2025
Interest income	$18,216	$15,131
Other income	275	76
Total investment income	18,491	15,207

Interest and other financing expenses	11,251	8,180
Other expenses	399	306
Total expenses	11,650	8,486
Net investment income	6,841	6,721

Net realized (losses) gains on investments	(654)	321
Net change in unrealized depreciation of investments	(32,958)	(8,147)
Net decrease in members' capital	$(26,771)	$(1,105)
For the three months ended March 31, 2026 and March 31, 2025, the Company earned approximately $5,760 and $5,800, respectively, of dividend income related to SLP III, which is included in dividend income. As of March 31, 2026 and December 31, 2025, approximately $5,760 and $5,600, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of March 31, 2026, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2026 and December 31, 2025.
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
As of March 31, 2026 and December 31, 2025, SLP IV had total investments with an aggregate fair value of approximately $655,089 and $641,452, respectively, and debt outstanding under its credit facility of $545,137 and $471,737, respectively. Additionally, as of March 31, 2026 and December 31, 2025, SLP IV had unfunded commitments in the form of delayed draws of $4,936 and $4,796, respectively.
During the first quarter of 2026, SLP IV placed its first lien positions in Convey on non-accrual status. As of March 31, 2026, SLP IV's first lien positions in Convey had total unearned income of $80 for the three months then ended.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
First lien investments (1)	$699,017	$664,399
Weighted average interest rate on first lien investments (2)	7.48%	8.67%
Number of portfolio companies in SLP IV	112	105
Largest portfolio company investment (1)	$18,266	$18,217
Total of five largest portfolio company investments (1)	$65,025	$64,111

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of March 31, 2026:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
Accelya Lux Finco S.a r.l.	Business Services	SOFR(Q)	5.25%	8.95%	10/2032	$10,472	$10,271	$10,086
ADG, LLC	Healthcare	SOFR(Q)	1.00%+3.00%/PIK	7.85%	09/2026	18,266	18,264	14,060
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	7.53%	12/2027	1,791	1,788	1,684
AmSpec Parent, LLC	Energy	SOFR(Q)	3.50%	7.20%	12/2031	5,505	5,500	5,504
Asurion, LLC	Business Services	SOFR(M)	4.25%	7.92%	09/2030	1,805	1,757	1,787
Asurion, LLC	Business Services	SOFR(M)	4.25%	7.92%	09/2030	990	977	981
Asurion, LLC	Business Services	SOFR(M)	3.75%	7.42%	02/2033	9,593	9,544	9,287
athenahealth Group Inc.	Healthcare	SOFR(M)	2.75%	6.42%	02/2029	5,247	5,229	5,158
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.25%	6.92%	12/2030	7,876	7,847	7,764
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.50%	7.17%	12/2032	3,651	3,598	3,601
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.00%	6.67%	05/2028	1,733	1,732	1,732
Berlin Packaging L.L.C.	Packaging	SOFR(Q)	3.25%	6.94%	06/2031	4,915	4,917	4,751
BIFM CA Buyer Inc.	Business Services	SOFR(M)	3.25%	6.92%	05/2028	6,594	6,576	6,602
BW Holding, Inc.	Packaging	SOFR(Q)	6.50%	10.14%	12/2030	445	441	442
Capstone Borrower, Inc.	Business Services	SOFR(Q)	2.75%	6.45%	06/2030	5,500	5,230	5,249
Cardinal Parent, Inc.	Financial Services & Technology	SOFR(Q)	4.50%	8.35%	11/2027	7,027	6,940	6,553
Chrysaor Bidco S.a r.l.	Financial Services & Technology	SOFR(Q)	3.25%	6.90%	10/2031	1,557	1,557	1,557
Citrin Cooperman Advisors LLC	Financial Services & Technology	SOFR(Q)	3.00%	6.70%	04/2032	4,916	4,898	4,738
Cleanova US Holdings LLC	Business Products	SOFR(Q)	4.75%	8.42%	06/2032	11,943	11,820	11,764
Cloudera, Inc.	Software	SOFR(M)	3.75%	7.52%	10/2028	9,600	9,507	8,598
Clydesdale Acquisition Holdings, Inc.	Packaging	SOFR(M)	3.25%	6.92%	04/2032	5,532	5,533	5,183
Cohnreznick Advisory LLC	Financial Services & Technology	SOFR(Q)	3.25%	6.95%	03/2032	6,822	6,801	6,643
Confluence Technologies, Inc.	Software	SOFR(Q)	3.75%	7.60%	07/2028	9,575	9,556	8,002
Confluence Technologies, Inc.	Software	SOFR(Q)	5.00%	8.65%	07/2028	943	943	941
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	7.78%	11/2028	3,073	3,066	2,631
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.00%	6.70%	02/2029	6,723	6,707	6,731
ConnectWise, LLC	Software	SOFR(Q)	3.50%	7.46%	09/2028	6,589	6,596	6,101
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)(3)	1.31%+3.94%/PIK	9.05%	07/2029	3,448	3,406	2,243
CoreLogic, Inc. (fka First American Corporation, The)	Business Services	SOFR(M)	3.50%	7.28%	06/2028	399	393	382
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	7.53%	10/2028	1,805	1,801	1,325
Cross Financial Corp.	Financial Services & Technology	SOFR(M)	2.75%	6.42%	10/2031	898	882	892
CVET Midco 2, L.P.	Distribution & Logistics	SOFR(Q)	5.00%	8.70%	10/2029	6,506	6,393	6,080
Dayforce Bidco, LLC	Software	SOFR(Q)	3.00%	6.66%	02/2033	2,753	2,684	2,612
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.00%	6.67%	07/2031	10,349	10,308	10,332
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.25%	6.92%	07/2032	7,265	7,246	7,269
Disco Parent, Inc.	Software	SOFR(Q)	3.00%	6.67%	08/2032	4,614	4,603	4,538
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	3.75%	7.42%	10/2029	9,204	8,951	9,079
EAB Global, Inc.	Education	SOFR(Q)	3.00%	6.70%	08/2030	6,859	6,787	6,130
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	7.95%	04/2029	8,821	8,736	8,849
Eisner Advisory Group LLC	Financial Services & Technology	SOFR(M)	4.00%	7.67%	02/2031	6,860	6,789	6,552
Embecta Corp.	Healthcare	SOFR(M)	3.00%	6.67%	03/2029	1,591	1,595	1,594
Finastra USA, Inc.	Financial Services & Technology	SOFR(Q)	4.00%	7.67%	09/2032	8,255	8,183	7,764
First Advantage Holdings, LLC	Business Services	SOFR(Q)	2.75%	6.45%	10/2031	1,460	1,446	1,424

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Flash Charm, Inc.	Software	SOFR(Q)	3.50%	7.16%	03/2028	$8,781	$8,757	$7,001
FNZ Group Entities Limited	Financial Services & Technology	SOFR(Q)	5.00%	8.66%	11/2031	7,198	7,074	5,755
Forgent Intermediate IV LLC	Business Products	SOFR(Q)	3.00%	6.66%	12/2032	8,118	8,039	8,166
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	7.68%	08/2028	10,901	10,830	10,029
Groundworks, LLC	Business Services	SOFR(Q)	3.00%	6.67%	03/2031	6,436	6,405	6,426
Heartland Dental, LLC	Healthcare	SOFR(M)	3.75%	7.42%	08/2032	9,885	9,862	9,878
Help/Systems Holdings, Inc.	Software	SOFR(Q)	6.00%	9.76%	05/2029	6,032	6,025	5,215
HIG Finance 2 Limited	Financial Services & Technology	SOFR(M)	2.75%	6.42%	02/2031	2,993	2,895	2,906
HIG Operations Holdings, Inc.	Business Services	SOFR(M)	4.50%	8.17%	06/2031	7,105	7,105	7,105
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	9.02%	04/2029	8,151	7,967	6,933
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)	4.00%	7.70%	02/2032	10,570	10,503	10,478
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.05%	08/2028	9,702	9,605	8,696
ISolved, Inc.	Information Services	SOFR(M)	2.75%	6.42%	10/2030	998	926	953
Jones DesLauriers Insurance Management Inc.	Business Services	SOFR(Q)	3.00%	6.66%	02/2033	6,124	6,016	5,969
Kaseya Inc.	Software	SOFR(M)	3.25%	6.92%	03/2032	8,132	8,115	7,615
Kestra Advisor Services Holdings A, Inc.	Financial Services & Technology	SOFR(M)	3.00%	6.67%	03/2031	2,274	2,271	2,261
KnowBe4, Inc.	Education	SOFR(Q)	3.75%	7.42%	07/2032	4,775	4,775	4,282
LSCS Holdings, Inc.	Healthcare	SOFR(Q)	4.50%	8.20%	03/2032	10,171	10,120	9,599
LTR Intermediate Holdings, Inc.	Specialty Chemicals & Materials	SOFR(M)	3.75%	7.43%	12/2032	5,041	5,017	5,060
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	2.75%	6.41%	11/2030	3,014	2,987	2,988
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(M)	3.00%	6.67%	05/2028	8,471	8,453	8,474
MED ParentCo, LP	Healthcare	SOFR(M)	3.00%	6.67%	04/2031	7,272	7,242	7,278
Michael Baker International, LLC	Business Services	SOFR(Q)	4.00%	7.67%	12/2028	3,820	3,820	3,827
Michael Baker International, LLC	Business Services	SOFR(Q)	4.50%	8.20%	12/2028	1,266	1,230	1,268
Neon Maple Purchaser Inc.	Financial Services & Technology	SOFR(M)	2.50%	6.17%	11/2031	2,222	2,224	2,180
Nexus Buyer LLC	Financial Services & Technology	SOFR(M)	4.00%	7.67%	07/2031	8,886	8,843	8,631
Nielsen Consumer, Inc.	Business Services	SOFR(M)	2.25%	5.92%	10/2030	3,672	3,503	3,631
Oak-Eagle Acquireco, Inc.	Consumer Services	SOFR(M)	3.50%	7.16%	03/2033	1,962	1,933	1,953
Oceankey (U.S.) II Corp.	Software	SOFR(M)	3.50%	7.27%	12/2028	9,215	9,218	8,711
Orbit Private Holdings I Ltd	Financial Services & Technology	SOFR(S)	3.75%	7.55%	12/2031	5,771	5,749	5,748
Orion Advisor Solutions, Inc.	Financial Services & Technology	SOFR(Q)	2.75%	6.42%	09/2030	2,903	2,887	2,857
Orion Midco Ltd	Financial Services & Technology	SOFR(Q)	3.50%	7.15%	10/2032	5,637	5,631	5,591
Osaic Holdings, Inc.	Financial Services & Technology	SOFR(Q)	2.50%	6.20%	07/2032	3,550	3,550	3,490
Osmose Utilities Services, Inc.	Specialty Chemicals & Materials	SOFR(M)	3.25%	7.03%	06/2028	8,852	8,551	8,719
Outcomes Group Holdings, Inc.	Healthcare	SOFR(Q)	3.00%	6.67%	05/2031	2,822	2,813	2,826
OVG Business Services, LLC	Business Services	SOFR(M)	3.00%	6.67%	06/2031	1,759	1,750	1,761
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.25%	6.92%	02/2029	5,665	5,440	4,807
Perforce Software, Inc.	Software	SOFR(M)	4.75%	8.42%	03/2031	3,190	3,179	2,214
Physician Partners, LLC	Healthcare	SOFR(Q)	6.00%	9.70%	12/2029	2,777	2,676	2,593
Physician Partners, LLC	Healthcare	SOFR(Q)	1.50%+2.50%/PIK	7.85%	12/2029	2,133	2,123	1,516
Pioneer AcquisitionCo, LLC	Business Services	SOFR(Q)	3.25%	6.96%	10/2032	5,046	5,034	5,076
Planview Parent, Inc.	Software	SOFR(Q)	3.50%	7.20%	12/2027	7,920	7,864	5,965

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.25%	6.95%	10/2030	$9,683	$9,543	$7,381
Pushpay USA Inc.	Financial Services & Technology	SOFR(Q)	3.75%	7.45%	08/2031	8,831	8,835	8,654
Quartz AcquireCo, LLC	Business Services	SOFR(Q)	2.25%	5.95%	06/2030	1,108	1,104	928
RealPage, Inc.	Software	SOFR(Q)	3.00%	6.96%	04/2028	3,526	3,519	3,387
RealPage, Inc.	Software	SOFR(Q)	3.75%	7.45%	04/2028	4,084	4,009	3,977
Relativity Intermediate HoldCo LLC	Software	SOFR(M)	2.75%	6.42%	01/2033	2,487	2,480	2,463
Rithum Holdings, Inc. (fka CommerceHub, Inc.)	Software	SOFR(Q)	4.75%	8.45%	07/2032	10,035	9,967	9,571
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.00%	8.67%	12/2030	3,283	3,220	3,279
Salas O’Brien, Inc.	Manufacturing	SOFR(M)	2.75%	6.42%	01/2033	3,593	3,576	3,593
Secretariat Advisors LLC	Business Services	SOFR(Q)	4.00%	7.70%	02/2032	6,281	6,257	6,187
Secure Acquisition, Inc.	Packaging	SOFR(Q)	3.75%	7.45%	12/2028	1,077	1,079	1,079
SonarSource Financing, LLC	Software	SOFR(Q)	4.50%	8.17%	12/2030	7,100	6,997	6,532
Sovos Compliance, LLC (fka Taxware, LLC)	Software	SOFR(M)	3.25%	6.92%	08/2029	6,694	6,644	6,379
Spring Education Group, Inc.	Education	SOFR(Q)	3.25%	6.95%	10/2030	10,128	10,045	10,063
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	5.25%	9.17%	07/2026	4,927	4,907	4,896
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	7.25%	11.17%	07/2026	2,220	2,211	2,220
Storable, Inc.	Software	SOFR(M)	3.25%	6.92%	04/2031	5,575	5,548	5,364
Summit Acquisition Inc.	Business Services	SOFR(M)	3.50%	7.17%	10/2031	748	746	748
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	8.27%	12/2027	3,640	3,637	2,584
Team.blue Finco SARL	Software	SOFR(Q)	3.25%	6.95%	07/2032	7,202	7,188	6,891
Tegra118 Wealth Solutions, Inc.	Financial Services & Technology	SOFR(Q)	4.00%	7.67%	01/2033	7,322	7,264	7,182
Therapy Brands Holdings LLC	Healthcare	SOFR(Q)	4.00%	7.93%	05/2028	5,831	5,820	5,365
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	7.95%	08/2028	8,594	8,590	8,430
TransDigm Inc.	Manufacturing	SOFR(M)	2.50%	6.17%	08/2032	1,474	1,477	1,475
TransDigm Inc.	Manufacturing	SOFR(M)	2.50%	6.17%	02/2031	884	886	885
Tricorbraun Holdings, Inc.	Packaging	SOFR(M)	3.25%	6.92%	03/2031	7,064	7,040	6,732
UKG Inc.	Software	SOFR(Q)	2.50%	6.17%	02/2031	3,445	3,383	3,298
US Fertility Enterprises, LLC	Healthcare	SOFR(Q)	3.50%	7.17%	12/2032	4,378	4,357	4,377
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	8.93%	10/2028	6,943	6,983	6,872
Valcour Packaging, LLC	Packaging	SOFR(M)	1.50%+2.25%/PIK	7.54%	10/2028	2,325	2,325	1,749
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)	4.00%	7.67%	10/2031	7,725	7,705	7,726
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	3.75%	7.45%	07/2029	7,063	7,056	7,024
VT Topco, Inc.	Business Services	SOFR(M)	3.00%	6.67%	08/2030	7,346	7,241	7,148
Xplor T1, LLC	Financial Services & Technology	SOFR(Q)	3.50%	7.17%	12/2032	12,537	12,486	11,691
Zelis Cost Management Buyer, Inc.	Healthcare	SOFR(M)	3.25%	6.92%	11/2031	12,362	12,364	11,993
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.25%	8.92%	02/2028	3,874	3,815	3,874
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	9.32%	03/2028	9,600	9,526	9,472
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	9.32%	03/2028	2,110	2,094	2,082
Total Funded Investments						$694,081	$688,729	$655,177
Unfunded Investments - First lien
Citrin Cooperman Advisors LLC	Financial Services & Technology	—	—	—	04/2027	$1,364	$(14)	$(65)
Cohnreznick Advisory LLC	Financial Services & Technology	—	—	—	03/2027	445	(1)	(12)
HIG Operations Holdings, Inc.	Business Services	—	—	—	09/2026	1,236	—	—
Salas O’Brien, Inc.	Manufacturing	—	—	—	01/2028	464	(1)	—
Secretariat Advisors LLC	Business Services	—	—	—	02/2027	764	—	(11)
US Fertility Enterprises, LLC	Healthcare	—	—	—	12/2027	663	(3)	—
						$4,936	$(19)	$(88)
						$699,017	$688,710	$655,089

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2026.
(2)Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP IV.
(3)Investment is on non-accrual status as of March 31, 2026.

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

Below is certain summarized consolidated financial information for SLP IV as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and March 31, 2025:

Selected Consolidated Balance Sheet Information:	March 31, 2026	December 31, 2025
Investments at fair value (cost of $688,710 and $654,867, respectively)	$655,089	$641,452
Cash and other assets	17,318	31,324
Receivable from unsettled securities sold	603	—
Total assets	$673,010	$672,776

Credit facility	$545,137	$471,737
Deferred financing costs (net of accumulated amortization of $4,440 and $4,022, respectively)	(4,026)	(4,444)
Payable for unsettled securities	4,826	66,866
Distribution payable	13,167	4,826
Other liabilities	7,882	6,978
Total liabilities	566,986	545,963

Members' capital	$106,024	$126,813
Total liabilities and members' capital	$673,010	$672,776

Selected Consolidated Statement of Operations Information:	Three Months Ended
	March 31, 2026	March 31, 2025
Interest income	$12,579	$10,077
Other income	164	30
Total investment income	12,743	10,107

Interest and other financing expenses	7,788	5,132
Other expenses	291	222
Total expenses	8,079	5,354
Net investment income	4,664	4,753

Net realized losses on investments	(421)	(229)
Net change in depreciation of investments	(20,206)	(3,763)
Net (decrease) increase in members' capital	$(15,963)	$761
For the three months ended March 31, 2026 and March 31, 2025, the Company earned approximately $3,794 and $3,934, respectively, of dividend income related to SLP IV, which is included in dividend income. As of March 31, 2026 and December 31, 2025, approximately $3,794 and $3,794, respectively, of dividend income related to SLP IV was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 1-02(w)(2), the Company evaluates its unconsolidated controlled portfolio companies to determine if any qualify as “significant subsidiaries.” This determination is made based upon an analysis performed under Rule 10-01(b)(1). As of March 31, 2026, SLP III is considered a significant unconsolidated subsidiary under

Regulation S-X Rule 10-01(b)(1). Based on the requirements under Regulation S-X Rule 10-01(b)(1), the summarized financial information of SLP III is shown above.
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of March 31, 2026:

	Total	Level I	Level II	Level III
First lien	$1,498,657	$—	$63,335	$1,435,322
Second lien	80,889	—	7,791	73,098
Subordinated	93,449	—	—	93,449
Structured Finance Obligations	3,186	—	—	3,186
Equity and other	637,198	—	—	637,198
Total investments	$2,313,379	$—	$71,126	$2,242,253
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2025:

	Total	Level I	Level II	Level III
First lien	$1,818,215	$—	$43,579	$1,774,636
Second lien	91,179	—	—	91,179
Subordinated	121,487	—	—	121,487
Structured Finance Obligations	3,277	—	—	3,277
Equity and other	707,855	—	—	707,855
Total investments	$2,742,013	$—	$43,579	$2,698,434
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2026:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2025	$2,698,434	$1,774,636	$91,179	$121,487	$3,277	$707,855
Total gains or losses included in earnings:
Net realized losses on investments	(30,690)	(27,361)	—	(2,089)	—	(1,240)
Net change in unrealized depreciation of investments	(37,306)	(21,807)	(5,003)	(3,944)	(91)	(6,461)
Purchases, including capitalized PIK and revolver fundings	113,820	93,817	2,206	3,308	—	14,489
Proceeds from sales and paydowns of investments	(493,341)	(390,583)	—	(25,313)	—	(77,445)
Transfers into Level III(1)	6,620	6,620	—	—	—	—
Transfers out of Level III(1)	(15,284)	—	(15,284)	—	—	—
Fair Value, March 31, 2026	$2,242,253	$1,435,322	$73,098	$93,449	$3,186	$637,198
Net change in unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(38,762)	$(22,598)	$(5,003)	$(3,944)	$(91)	$(7,126)

(1)As of March 31, 2026, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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

Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three months ended March 31, 2026 and March 31, 2025. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2026 and December 31, 2025, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2026 and December 31, 2025, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2026 were as follows:

				Range
Type	Fair Value as of March 31, 2026	Approach	Unobservable Input	Low	High	Weighted Average(1)
First lien	$1,427,389	Market & Income Approach	EBITDA multiple	6.0x	25.0x	13.4x
			Revenue multiple	2.0x	13.0x	7.1x
			Discount rate	5.3%	24.1%	9.5%
	7,933	Other	N/A(2)	N/A	N/A	N/A
Second lien	61,928	Market & Income Approach	EBITDA multiple	12.0x	16.0x	14.0x
			Discount rate	10.3%	18.3%	14.8%
	11,170	Other	N/A(2)	N/A	N/A	N/A
Subordinated	93,449	Market & Income Approach	EBITDA multiple	7.5x	18.0x	12.6x
			Discount rate	12.1%	18.9%	15.6%
Structured Finance Obligations	3,186	Income Approach	Discount Rate	11.1%	11.1%	11.1%
Equity and other	251,379	Market & Income Approach	EBITDA multiple	6.0x	24.0x	11.3x
			Revenue multiple	6.6x	8.5x	7.0x
			Discount rate	8.2%	38.6%	18.3%
	385,819	Income Approach	Discount rate	6.2%	14.0%	10.7%
	$2,242,253

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2025 were as follows:

				Range
Type	Fair Value as of December 31, 2025	Approach	Unobservable Input	Low	High	Weighted Average(1)
First lien	$1,765,624	Market & income approach	EBITDA multiple	5.0x	31.3x	14.3x
			Revenue multiple	4.0x	19.5x	10.3x
			Discount rate	6.1%	21.6%	9.1%
	9,012	Other	N/A(2)	N/A	N/A	N/A
Second lien	84,722	Market & income approach	EBITDA multiple	14.0x	18.0x	16.0x
			Discount rate	9.4%	15.8%	13.5%
	6,457	Other	N/A(2)	N/A	N/A	N/A
Subordinated	121,487	Market & income approach	EBITDA multiple	7.0x	20.0x	13.4x
			Discount rate	11.7%	18.9%	14.1%
Structured Finance Obligations	3,277	Income approach	Discount rate	10.5%	10.5%	10.5%
Equity and other	320,328	Market & income approach	EBITDA multiple	5.5x	21.7x	11.7x
			Revenue multiple	8.5x	10.5x	9.0x
			Discount rate	9.3%	20.2%	11.7%
	387,527	Income approach	Discount rate	6.3%	15.7%	11.4%
	$2,698,434

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
The carrying value of the collateralized agreement approximates fair value as of March 31, 2026 and is considered a Level III investment. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
The June 2027 Notes, Holdings Credit Facility, SBA-guaranteed debentures and NMFC Credit Facility are considered Level III investments. The fair value of the November 2028 Notes, the February 2029 Notes the October 2027 Notes are based on quoted prices and are considered Level II securities. See Note 7. Borrowings, for details.
The following are the principal amounts and fair values of the Company’s borrowings as of March 31, 2026 and December 31, 2025. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings or market quotes, if available.

	As of
	March 31, 2026		December 31, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
Unsecured Notes	$790,000	$789,268	$990,000	$1,002,356
Holdings Credit Facility	354,446	352,673	420,063	419,981
SBA-guaranteed debentures	169,255	143,559	196,205	175,141
NMFC Credit Facility (1)	30,545	30,490	81,074	81,097
Total Borrowings	$1,344,246	$1,315,990	$1,687,342	$1,678,575

(1)     As of March 31, 2026, the principal amount of the NMFC Credit Facility was $30,545, which includes €16,512 denominated in EUR and £8,666 denominated in GBP that has been translated to U.S. dollars. As of March 31, 2026, the fair value of the NMFC Credit Facility was $30,490, which included €16,481 denominated in EUR and £8,652 denominated in GBP that has been translated to U.S. dollars. As of December 31, 2025, the principal amount of the NMFC Credit Facility was $81,074, which included €16,512 denominated in EUR and £8,666 denominated in GBP that has been translated to U.S. dollars. As of December 31, 2025, the fair value of the NMFC Credit Facility was

$81,097, which included €16,479 denominated in EUR and £8,651 denominated in GBP that has been translated to U.S. dollars.

The following table summarizes the notional amounts and fair values of the Company's derivative instruments as of March 31, 2026. The Company's derivative instruments are considered Level II investments.

	As of March 31, 2026			As of December 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives in fair value hedging relationships:
Interest rate swaps	$600,000	$2,958	$(1,936)	$600,000	$5,647	$(366)
Total derivatives designated as hedging instruments	600,000	2,958	(1,936)	600,000	5,647	(366)
Total derivatives	600,000	2,958	(1,936)	600,000	5,647	(366)
Total net derivatives(1)	$600,000	$1,022	$—	$600,000	$5,281	$—

(1)As of March 31, 2026, the Company had a net derivative asset at fair value subject to such enforceable master netting arrangement in the amount of $1,022 and a collateral balance of $10,080, included in "Payable to broker" on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025, the Company had a net derivative asset at fair value subject to such enforceable master netting arrangement in the amount of $5,281 and a collateral balance $14,630, included in "Payable to broker" on the Consolidated Statements of Assets and Liabilities. As of March 31, 2026 and December 31, 2025, if the Company had elected to offset, the net amount would be $0 and $0, respectively.
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
Note 5. Agreements
The Company entered into an investment advisory and management agreement (as amended from time to time, the “Investment Management Agreement”) with the Investment Adviser, which was most recently re-approved by the Company's board of directors on February 11, 2026, for a period of 12 months commencing on March 1, 2026. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee. On November 1, 2021, the Company entered into Amendment No. 1 to the Investment Management Agreement (“Amendment No. 1”). As described below, the sole purpose of Amendment No. 1 was to reduce the base management fee from 1.75% of the Company’s gross assets to 1.4% of the Company’s gross assets. On January 29, 2025, the Company entered into Amendment No. 2 to the Investment Management Agreement ("Amendment No. 2"), the sole purpose of which was to reduce the base management fee from 1.4% of the Company's gross assets to 1.25% of the Company's gross assets.
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
The Company entered into a fee waiver agreement, dated March 31, 2021, as subsequently amended on November 2, 2021 and August 3, 2023, pursuant to which, effective as of and for the quarter ended March 31, 2021 through the quarter ended December 31, 2024, the Investment Adviser waived base management fees in order to reach a target base management fee of 1.25% on gross assets. Following the expiration of the Fee Waiver Agreement on December 31, 2024, the Investment

Adviser agreed to waive an amount of the base management fee that it may have been entitled to under the Investment Advisory Agreement for the period of January 1, 2025 through January 28, 2025, that would be in excess of an annual rate of 1.25% of the Company's gross assets. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three months ended March 31, 2026 and March 31, 2025, management fees waived were $0 and approximately $288, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of March 31, 2026), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The Investment Adviser can voluntarily agree to waive a portion of the incentive fee that would otherwise have been earned during the period. The incentive fee waiver is made at the sole discretion of the Investment Adviser and is not required by any contractual or regulatory obligation. For the three months ended March 31, 2026 and March 31, 2025, incentive fees waived were approximately $6,103 and $1,534, respectively.
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

The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Management fee	$8,154	$10,233
Less: management fee waiver	—	(288)
Total net management fee	8,154	9,945
Incentive fee, excluding accrued capital gains incentive fees	6,103	8,247
Less: incentive fee waiver	(6,103)	(1,534)
Total net incentive fee	$—	6,713
Accrued capital gains incentive fees(1)	$—	$—

(1)As of March 31, 2026 and March 31, 2025, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on February 11, 2026 for a period of 12 months commencing on March 1, 2026. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2026 and March 31, 2025, approximately $598 and $640, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of March 31, 2026 and December 31, 2025, approximately $605 and $610, respectively, of indirect administrative expenses were included in payable to affiliates. For the three months ended March 31, 2026 and March 31, 2025, the reimbursement to the Administrator represented approximately 0.02% and 0.02%, respectively, of the Company's gross assets.
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
NMFC and SBIC I are parties to an intercompany promissory note (the "Intercompany Note"). The Intercompany Note had an initial principal balance of $59,000 and the purpose is to fund the repayment of the SBA guaranteed-debentures issued by SBIC I. Under the terms of the Intercompany Note, no fees or interest are payable to NMFC. For the purposes of the consolidated financial statements, all balances and transactions related to the Intercompany Note are eliminated. As of March 31, 2026, the Intercompany Note had a principal balance of $27,200.
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to the Company from 200.0% to 150.0% as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude the SBA-guaranteed debentures issued by SBIC I, SBIC II and SBIC III, if any, from the definition of "senior security" for the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, and certain of the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of March 31, 2026, the Company’s asset coverage ratio was 189.0%.
Holdings Credit Facility—On October 24, 2017, the Company entered into the Third Amended and Restated Loan and Security Agreement (as amended from time to time, the "Loan and Security Agreement") among the Company, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (the "Holdings Credit Facility"). As of the amendment on March 12, 2026, the maturity date of the Holdings Credit Facility is March 12, 2031, and the maximum facility amount is the lesser of the actual commitments of the lenders to make advances as of such date and the commitment amount. As of the amendment on March 12, 2026, the commitment amount is $450,000 from March 12, 2026 to October 26, 2026 and $350,000 from October 26, 2026 to March 12, 2031.
As of March 31, 2026, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $450,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 35.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on March 12, 2026, the Holdings Credit Facility bears interest at a rate of SOFR plus 1.85% per annum. From March 28, 2025 to March 11, 2026, the Holdings Credit Facility bore interest at a rate of SOFR plus 1.95% per annum. From July 29, 2024 to March 27, 2025, the Holdings Credit Facility bore interest at a rate of SOFR plus 2.15% per annum. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest expense	$6,440	$5,033
Non-usage fee	$277	$578
Amortization of financing costs	$2,189	$577
Weighted average interest rate	5.6%	6.5%
Effective interest rate	7.8%	8.1%
Average debt outstanding	$460,092	$310,636
As of March 31, 2026 and December 31, 2025, the outstanding balance on the Holdings Credit Facility was $354,446 and $420,063, respectively, and NMF Holdings was in compliance with the applicable covenants of the Holdings Credit Facility on such dates.
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
As of March 31, 2026, the maximum amount of revolving borrowings available under the NMFC Credit Facility is $527,100. As of the amendment and restatement on September 30, 2024, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $638,500, of which $527,100 had been committed by Extending Lenders and $111,400 had been committed by Non-Extending Lenders. On May 7, 2025, all outstanding borrowings attributed to the Non-Extending Lenders were fully repaid and the $111,400 committed by Non-Extending Lenders was terminated. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest expense	$1,526	$376
Non-usage fee	$387	$574
Amortization of financing costs	$204	$184
Weighted average interest rate	5.4%	5.3%
Effective interest rate	7.5%	16.2%
Average debt outstanding	$113,897	$28,302
As of March 31, 2026, the outstanding balance on the NMFC Credit Facility was $30,545, which included €16,512 denominated in Euro ("EUR") and £8,666 denominated in British Pound Sterling ("GBP") that has been translated to U.S. dollars. As of December 31, 2025, the outstanding balance on the NMFC Credit Facility was $81,074, which included €16,512 denominated in EUR and £8,666 denominated in GBP that has been translated to U.S. dollars.
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
As of the amendment on October 31, 2023, the Unsecured Management Company Revolver bears interest at the Applicable Federal Rate. On October 31, 2023, the Company entered into a Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amount of revolving borrowings available thereunder from $50,000 to $100,000. As of March 31, 2026, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $100,000 and no borrowings were outstanding. For the three months ended March 31, 2026 and March 31, 2025, amortization of financing costs were $1 and $1, respectively.
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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the 2022 Convertible Notes for the three months ended March 31, 2025:

Three Months Ended
March 31, 2025 (1)
Interest expense	$4,865
Amortization of financing costs	$426
Amortization of premium	$(17)
Weighted average interest rate	7.5%
Effective interest rate	8.1%
Average debt outstanding	$259,514

(1)On October 15, 2025, the 2022 Convertible Notes matured and were repaid.
Unsecured Notes
On April 30, 2019, the Company issued $116,500 in aggregate principal amount of five year unsecured notes with a maturity of April 30, 2024 (the "April 2024 Notes") pursuant to the NPA and a fourth supplement to the NPA (the "Fourth Supplement"). On February 5, 2024, the Company fully repaid $116,500 in aggregate principal amount of issued and outstanding April 2024 Notes. On January 29, 2021, the Company issued $200,000 in aggregate principal amount of five year unsecured notes that mature on January 29, 2026 (the "January 2026 Notes") pursuant to the NPA and a fifth supplement to the NPA (the "Fifth Supplement"). On January 29, 2026, the Company fully repaid $200,000 in aggregate principal amount of issued and outstanding January 2026 Notes. On June 15, 2022, the Company issued $75,000 in aggregate principal amount of five year unsecured notes that mature on June 15, 2027 (the "June 2027 Notes") pursuant to the NPA and a sixth supplement to the NPA (the "Sixth Supplement"). The NPA provides for future issuances of unsecured notes in separate series or tranches.
The April 2024 Notes bore interest at an annual rate of 5.494%. The January 2026 Notes bore interest at an annual rate of 3.875%. The June 2027 Notes bear interest at an annual rate of 5.900%, payable semi-annually in arrears on June 15 and December 15 of each year. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or the Company ceases to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000. In each such event, the Company has the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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

On November 13, 2023, the Company closed a registered public offering of $115,000 in aggregate principal amount of 8.250% notes that mature on November 15, 2028 (the "November 2028 Notes"), pursuant to a base indenture and fourth supplemental indenture thereto dated November 13, 2023 (the "Fourth Supplemental Indenture") between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.
The November 2028 Notes bear interest at an annual rate of 8.250%, payable quarterly on February 15, May 15, August 15 and November 15 of each year. The November 2028 Notes are listed on NASDAQ and trade under the trading symbol "NMFCZ".
The Company may redeem the November 2028 Notes, in whole or in part, at any time, or from time to time, at its option on or after November 15, 2025 at the redemption price of par, plus accrued interest.
No sinking fund provision is provided for the November 2028 Notes and holders of the November 2028 Notes have no option to have their November 2028 Notes repaid prior to the stated maturity date.
On February 1, 2024, the Company issued $300,000 in aggregate principal amount of its 6.875% notes that mature on February 1, 2029 (the "February 2029 Notes") pursuant to a base indenture and fifth supplemental indenture thereto dated February 1, 2024 (the "Fifth Supplemental Indenture"). The February 2029 Notes bear interest at an annual rate of 6.875%, payable semi-annually on February 1 and August 1 of each year. The Company may redeem the February 2029 Notes, in whole or in part, at any time prior to January 1, 2029, at par plus a "make-whole" premium, and thereafter at par, plus accrued interest.
On September 26, 2024, the Company issued $300,000 in aggregate principal amount of its 6.200% notes that mature on October 15, 2027 (the "October 2027 Notes", together with the April 2024 Notes, January 2026 Notes, June 2027 Notes, November 2028 Notes and February 2029 Notes, the "Unsecured Notes") pursuant to a base indenture and sixth supplemental indenture thereto dated September 26, 2024 (together, with the Fourth Supplemental Indenture and the Fifth Supplemental Indenture, the "Indenture"). The October 2027 Notes bear interest at an annual rate of 6.200%, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2025. The Company may redeem the October 2027 Notes, in whole or in part, at any time prior to October 15, 2027, at par plus a "make-whole" premium and accrued interest.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest expense(1)	$13,930	$15,395
Amortization of financing costs	$777	$802
Amortization of discount	$307	$307
Weighted average interest rate	6.5%	6.5%
Effective interest rate	7.0%	6.7%
Average debt outstanding	$854,444	$990,000

(1)Interest expense includes net expense recognized on fair value hedges.
As of March 31, 2026 and December 31, 2025, the outstanding balance on the Unsecured Notes was $787,704 and $991,585, respectively, and the Company was in compliance with the terms of the NPA and Indenture as of such dates, as applicable.
In connection with the issuance of the February 2029 Notes, the Company entered into an interest rate swap on March 22, 2024 with Morgan Stanley Bank N.A., in which the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.8183% on the notional amount of $300,000. In connection with the issuance of the October 2027 Notes, the Company entered into an interest rate swap on September 23, 2024 with Morgan Stanley Bank, N.A., in which the Company receives a fixed interest rate of 6.200% and pays a floating rate of one-month SOFR plus 2.882% on the notional amount of $300,000. The Company designates interest rate swaps as fair value hedges in a qualifying fair value hedge accounting relationship to mitigate risk of changes in the fair value of financial liabilities due to interest rate risk. As a result, the Company will present changes in fair value of the hedging instruments and the related hedged items in interest expense within the Company’s Consolidated Statements of Operations.
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
The following table presents the effect of hedging derivative instruments on the Consolidated Statements of Operations and the total amounts for the respective line items affected:

	Three Months Ended
	March 31, 2026	March 31, 2025
(Losses) gains on fair value hedging relationship:
Interest rate swap contract:
Interest income (expense) recognized on derivative	$7	$(928)
(Losses) gains recognized on derivative	(4,259)	7,172
Gains (losses) recognized on hedged item	4,188	(6,417)
Net expense recognized on fair value hedge	$(64)	$(173)
The following table summarizes the carrying value of the Company's hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of March 31, 2026 and December 31, 2025.

	As of
	March 31, 2026		December 31, 2025
Description	Carrying Value	Cumulative Amount of Basis Adjustment	Carrying Value	Cumulative Amount of Basis Adjustment
February 2029 Notes	$300,502	$(2,267)	$303,000	$(4,918)
October 2027 Notes	$297,202	$1,833	$298,585	$296
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
The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a net asset position on March 31, 2026 was $1,022 and a net asset position on December 31, 2025 was $5,281, respectively, for which Morgan Stanley Bank N.A. had posted collateral of $10,080 and $14,630, respectively. The Company does not have any derivatives that are not designated as hedging instruments.
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
On February 28, 2025, SBIC I repaid $37,500 of SBA-guaranteed debentures that were set to mature on March 1, 2025. On August 29, 2025, SBIC I repaid $66,295 of SBA-guaranteed debentures that were set to mature on September 1, 2025. On February 27, 2026, SBIC I repaid $13,950 of SBA-guaranteed debentures that were set to mature on March 1, 2026. On March 2, 2026, SBIC II repaid $13,000 of SBA-guaranteed debentures that were set to mature on September 1, 2028.
As of March 31, 2026 and December 31, 2025, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $32,255 and $150,000, respectively.
As of March 31, 2026 and December 31, 2025, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $137,000 and $150,000, respectively. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount.
As of March 31, 2026 and December 31, 2025 SBIC III had regulatory capital of $3,375 and $3,375, respectively. SBIC III had no SBA-guaranteed debentures outstanding as of March 31, 2026 and December 31, 2025.
The following table summarizes the Company’s SBA-guaranteed debentures as of March 31, 2026:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures(1):
September 21, 2016	September 1, 2026	$4,000	2.051%	0.742%
September 20, 2017	September 1, 2027	13,000	2.518%	0.742%
March 21, 2018	March 1, 2028	15,255	3.187%	0.742%
Fixed SBA-guaranteed debentures(2):
September 19, 2018	September 1, 2028	2,000	3.548%	0.222%
September 25, 2019	September 1, 2029	19,000	2.283%	0.222%
March 25, 2020	March 1, 2030	41,000	2.078%	0.222%
March 25, 2020	March 1, 2030	24,000	2.078%	0.275%
September 23, 2020	September 1, 2030	51,000	1.034%	0.275%
Total SBA-guaranteed debentures		$169,255

(1)SBA-guaranteed debentures are issued by SBIC I.
(2)SBA-guaranteed debentures are issued by SBIC II.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest expense	$1,105	$1,907
Amortization of financing costs	$263	$237
Weighted average interest rate	2.4%	2.7%
Effective interest rate	3.0%	3.0%
Average debt outstanding	$186,922	$287,083

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2026, the Company had unfunded commitments on revolving credit facilities of $127,326, which included €1,196 denominated in EUR that has been translated to U.S. dollars, no outstanding bridge financing commitments and other future funding commitments of $63,117, including €6,411 denominated in EUR that has been translated to U.S. dollars. As of December 31, 2025, the Company had unfunded commitments on revolving credit facilities of $133,534, which included €1,092 denominated in EUR that has been translated to U.S. dollars, no outstanding bridge financing commitments and other future funding commitments of $77,602, which included €6,411 denominated in EUR that has been translated to U.S. dollars. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the NMFC Credit Facility and the Unsecured Management Company Revolver, as of March 31, 2026 and December 31, 2025. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2026 and December 31, 2025, the Company had commitment letters to purchase investments in the aggregate par amount of $45,998 and $4,727, respectively, which could require funding in the future.

Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three months ended March 31, 2026:

					Accumulated Undistributed (Overdistributed) Earnings
	Common Stock		Treasury Stock	Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	at Cost	of Par	Income	(Losses) Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2025	102,638,388	$1,079	$(51,952)	$1,354,726	$192,583	$(98,121)	$(216,138)	$1,182,177	$6,079	$1,188,256
Repurchases of common stock under the repurchase programs	(7,063,237)	—	(56,597)	—	—	—	—	(56,597)	—	(56,597)
Distributions declared	—	—	—	—	(31,150)	—	—	(31,150)	(90)	(31,240)
Contributions related to non-controlling interest in NMNLC	—	—	—	—	—	—	—	—	300	300
Net increase (decrease) in net assets resulting from operations	—	—	—	—	30,517	(32,010)	(49,435)	(50,928)	179	(50,749)
Net assets at March 31, 2026	95,575,151	$1,079	$(108,549)	$1,354,726	$191,950	$(130,131)	$(265,573)	$1,043,502	$6,468	$1,049,970
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three months ended March 31, 2025:

				Accumulated Undistributed (Overdistributed) Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized (Losses)	Net Unrealized Appreciation	Total Net Assets	Non-Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2024	107,851,415	$1,079	$1,365,852	$181,266	$(141,279)	$(53,579)	$1,353,339	$5,952	$1,359,291
Offering costs	—	—	(28)	—	—	—	(28)	—	(28)
Distributions declared	—	—	—	(34,512)	—	—	(34,512)	(90)	(34,602)
Net increase (decrease) in net assets resulting from operations	—	—	—	34,524	37,825	(48,936)	23,413	104	23,517
Net assets at March 31, 2025	107,851,415	$1,079	$1,365,824	$181,278	$(103,454)	$(102,515)	$1,342,212	$5,966	$1,348,178
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
During the three months ended March 31, 2026, approximately $56,597 of common stock was repurchased under the Repurchase Program. As of March 31, 2026, approximately $38,504 remained available under the Repurchase Program.

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
For the three months ended March 31, 2026 and March 31, 2025, the Company did not sell any shares of common stock under the Distribution Agreement.
The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of March 31, 2026, shares representing approximately $257,991 of its common stock remain available for issuance and sale under the Distribution Agreement.
Note 11. Earnings (Loss) Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Earnings per share—basic
Numerator for basic (loss) earnings per share:	$(50,928)	$23,413
Denominator for basic weighted average share:	100,476,895	107,851,415
Basic (loss) earnings per share:	$(0.51)	$0.22
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$(50,928)	$23,413
Adjustment for interest on 2022 Convertible Notes and incentive fees, net (2)(3)	—	4,062
Numerator for diluted (loss) earnings per share:	$(50,928)	$27,475
Denominator for basic weighted average share	100,476,895	107,851,415
Adjustment for dilutive effect of 2022 Convertible Notes(2)	—	19,001,496
Denominator for diluted weighted average share	100,476,895	126,852,911
Diluted (loss) earnings per share:	$(0.51)	$0.22

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended March 31, 2026 and the three months ended March 31, 2025, there was anti-dilution.
(2)For the three months ended March 31, 2026, the Company did not hold any convertible notes.
(3)In applying the if-converted method, the adjustment for incentive fees includes the impact of any incentive fee waived during the period. See Note 5. Agreements, for details.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Per share data(1):
Net asset value, January 1, 2026 and January 1, 2025, respectively	$11.52	$12.55
Net investment income	0.30	0.32
Net realized and unrealized losses(2)	(0.84)	(0.10)
Total net (decrease) increase	(0.54)	0.22
Repurchases of common stock	0.26	—
Distributions declared to stockholders from net investment income	(0.32)	(0.32)
Net asset value, March 31, 2026 and March 31, 2025, respectively	$10.92	$12.45
Per share market value, March 31, 2026 and March 31, 2025, respectively	$7.76	$11.03
Total return based on market value(3)	(12.24)%	0.77%
Total return based on net asset value(4)	(2.45)%	1.73%
Shares outstanding at end of period	95,575,151	107,851,415
Average weighted shares outstanding for the period	100,476,895	107,851,415
Average net assets for the period	$1,163,664	1,353,216
Ratio to average net assets(5):
Net investment income	10.64%	10.35%
Total expenses, before waivers/reimbursements	15.43%	15.84%
Total expenses, net of waivers/reimbursements	13.30%	15.29%
Average debt outstanding—Unsecured Notes	$854,444	$990,000
Average debt outstanding—Holdings Credit Facility	460,092	310,636
Average debt outstanding—SBA-guaranteed debentures	186,922	287,083
Average debt outstanding—NMFC Credit Facility(6)	113,897	28,302
Average debt outstanding—2022 Convertible Notes (7)	—	259,514
Asset coverage ratio(8)	188.98%	186.95%
Portfolio turnover	4.29%	3.92%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).
(2)Includes the (dilutive) accretive effect of common stock repurchases per share, which for the three months ended March 31, 2026 and March 31, 2025 was ($0.03) and $0.00, respectively
(3)Total return is calculated assuming a purchase of common stock at the opening of the first day of the year and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return does not reflect sales load.
(4)Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. Total return does not reflect sales load.
(5)Interim periods are annualized.
(6)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2026 and March 31, 2025, the Company had borrowings denominated in EUR of €16,512 and €17,400, respectively, and borrowings denominated in GBP of £8,666 and £8,666, respectively, that have been translated to U.S. dollars.
(7)On October 15, 2025, the Company repaid the outstanding principal on the 2022 Convertible Notes, which matured on October 15, 2025.

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
Note 15. Subsequent Events
On April 22, 2026, the Company’s board of directors declared a second quarter 2026 distribution of $0.25 per share, payable on June 30, 2026 to holders of record as of June 16, 2026.
On April 28, 2026, the Company's board of directors authorized the repurchase of up to an additional $50,000 of the Company's common stock under the Repurchase Program. Giving effect to the increase, the Repurchase Program authorizes the Company to repurchase up to $150,000 worth of its common stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the "Company"), including the consolidated schedule of investments, as of March 31, 2026, the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments as of December 31, 2025, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our review in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP
New York, New York
May 4, 2026

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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report on Form 10-Q.
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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through March 31, 2026, we have raised approximately $1,034.6 million in net proceeds from additional offerings of our common stock.
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
We have established the following wholly-owned direct and indirect subsidiaries:
•New Mountain Finance Holdings, L.L.C. ("NMF Holdings"), whose assets are used to secure NMF Holdings’ credit facility;
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
Our portfolio may be concentrated in a limited number of industries. As of March 31, 2026, our top five industry concentrations were business services, healthcare, software, investment funds (which includes our investments in our joint ventures) and consumer services.
As of March 31, 2026, our net asset value was approximately $1,043.5 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $2,313.4 million in 114 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 11.1% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 9.5%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use Sterling Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On April 22, 2026, our board of directors declared a second quarter 2026 distribution of $0.25 per share payable on June 30, 2026 to holders of record as of June 16, 2026.
On April 28, 2026, our board of directors authorized the repurchase of up to an additional $50.0 million of our common stock under the Repurchase Program (as defined below). Giving effect to the increase, the Repurchase Program authorizes us to repurchase up to $150.0 million worth of our common stock.
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
Basis of Accounting
We consolidate our wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, SBIC I, SBIC I GP, SBIC II, SBIC II GP, SBIC III, SBIC III GP, NMF QID, NMF YP, NMF Permian, NMF HB and NMF Pioneer and our majority-owned consolidated subsidiary, NMNLC. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2026.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2026.

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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of March 31, 2026, we and SkyKnight II have committed and contributed $160.0 million and $40.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of March 31, 2026 and December 31, 2025.
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
As of March 31, 2026 and December 31, 2025, SLP III had total investments with an aggregate fair value of approximately $976.7 million and $941.4 million, respectively, and debt outstanding under its credit facility of $821.7 million and $672.7 million, respectively. Additionally, as of March 31, 2026 and December 31, 2025, SLP III had unfunded commitments in the form of delayed draws of $7.1 million and $6.9 million, respectively.
During the first quarter of 2026, SLP III placed its first lien positions in Convey Health Solutions, Inc. ("Convey") on non-accrual status. As of March 31, 2026, SLP III's first lien positions in Convey had total unearned income of $0.2 million, for the three months then ended.
Below is a summary of SLP III's portfolio as of March 31, 2026 and December 31, 2025:

(dollars in millions)	March 31, 2026	December 31, 2025
First lien investments (1)	$1,041	$972
Weighted average interest rate on first lien investments (2)	7.39%	8.36%
Number of portfolio companies in SLP III	111	105
Largest portfolio company investment (1)	$20	$20
Total of five largest portfolio company investments (1)	$95	$93

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP III's portfolio as of March 31, 2026 and December 31, 2025 and additional information on certain summarized financial information for SLP III as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and March 31, 2025.

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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of March 31, 2026, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of March 31, 2026 and December 31, 2025.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association. As of the amendment on July 11, 2025, the maturity date of SLP IV's revolving credit facility was extended from March 27, 2029 to July 11, 2030.
On July 11, 2025, SLP IV entered into an amendment to add a subordinate lender (“Class B lenders”) to the existing lender (“Class A lenders”). As of the amendment on July 11, 2025, SLP IV's revolving credit facility has a maximum borrowing capacity of $600.0 million, of which $530.0 million of the facility amount is attributed to Class A lenders and $70.0 million of the facility amount is attributed to Class B lenders. Prior to the amendment on July 11, 2025, SLP IV's revolving credit facility had a maximum borrowing capacity of $370.0 million, with the full amount attributable to one class of lenders.As of the amendment on July 11, 2025, Class A advances bear interest at a rate of SOFR plus 1.50% and Class B advances bear interest at a rate of SOFR plus 4.75%. From December 20, 2024 to July 11, 2025, the facility bore interest at a rate of SOFR plus 1.50%.
As of March 31, 2026 and December 31, 2025, SLP IV had total investments with an aggregate fair value of approximately $655.1 million and $641.5 million, respectively, and debt outstanding under its credit facility of $545.1 million and $471.7 million, respectively. As of March 31, 2026 and December 31, 2025, none of SLP IV’s investments were on non-accrual. Additionally, as of March 31, 2026 and December 31, 2025, SLP IV had unfunded commitments in the form of delayed draws of $4.9 million and $4.8 million, respectively.
During the first quarter of 2026, SLP IV placed its first lien positions in Convey on non-accrual status. As of March 31, 2026, SLP IV's first lien positions in Convey had total unearned income of $0.1 million, for the three months then ended.
Below is a summary of SLP IV's consolidated portfolio as of March 31, 2026 and December 31, 2025:

(dollars in millions)	March 31, 2026	December 31, 2025
First lien investments (1)	$699	$664
Weighted average interest rate on first lien investments (2)	7.48%	8.67%
Number of portfolio companies in SLP IV	112	105
Largest portfolio company investment (1)	$18	$18
Total of five largest portfolio company investments (1)	$65	$64

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP IV's consolidated portfolio as of March 31, 2026 and December 31, 2025 and additional information on certain summarized financial information for SLP IV as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and March 31, 2025.

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of March 31, 2026.
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
Below is certain summarized property information for NMNLC as of March 31, 2026:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2026
				(in thousands)	(in millions)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$114
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9
					$123
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2026 and December 31, 2025, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $5.7 million and $13.5 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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

On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of March 31, 2026 and December 31, 2025, the SPP Agreement had a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $2.8 million and $6.5 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2026 and March 31, 2025 we recognized PIK interest from investments of approximately $5.1 million and $7.6 million, respectively, and PIK dividends from investments of approximately $5.3 million and $8.2 million, respectively.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Rating of our portfolio companies as of March 31, 2026:

(in millions)	As of March 31, 2026
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$2,217.7	86.8%	$2,117.0	91.4%
Yellow	177.0	6.9%	119.5	5.1%
Orange	145.5	5.7%	72.5	3.1%
Red	15.4	0.6%	10.1	0.4%
Total	$2,555.6	100.0%	$2,319.1	100.0%
As of March 31, 2026, all investments in our portfolio had a Green Risk Rating with the exception of eight portfolio companies that had a Yellow Risk Rating, nine portfolio companies that had an Orange Risk Rating and one portfolio company that had a Red Risk Rating.
As of March 31, 2026, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $31.4 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $13.5 million of our first lien term loans on non-accrual status. During the third quarter of 2023, we placed the remaining aggregate principal amount of $17.9 million of our first lien term loans on non-accrual status. As of March 31, 2026, our positions in AAC on non-accrual status had total unearned interest income of $1.4 million for the three months then ended. As of March 31, 2026, our investment in AAC had an Orange Risk Rating.
During the second quarter of 2022, we placed our second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of March 31, 2026, our second lien position in National HME had total unearned interest income of $0.5 million for the three months then ended. As of March 31, 2026, our investment in National HME had an Orange Risk Rating.
During the second quarter of 2024, we placed our investment in our junior Series B preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. As of March 31, 2026, our junior preferred shares in Transcendia had total unearned income of $0.1 million for the three months then ended. As of March 31, 2026, our investment in Transcendia had a Green Risk Rating.
During the fourth quarter of 2025, we placed our investment in our preferred shares in ACI Parent Inc. ("Affordable Care") on non-accrual status. During the first quarter of 2026, we placed our first lien positions in Affordable Care on non-accrual status. As of March 31, 2026, our positions in Affordable Care had total unearned income of $1.4 million for the three months then ended. As of March 31, 2026, our investment in Affordable Care had an Orange Risk Rating.
During the fourth quarter of 2025, we placed our investment in our first lien positions in DCA Investment Holding, LLC ("DCA") on non-accrual status. As of March 31, 2026, our first lien positions in DCA had total unearned income of $0.1 million for the three months then ended. As of March 31, 2026, our investment in DCA had a Green Risk Rating.

During the first quarter of 2026, we placed our first lien positions in Convey on non-accrual status. As of March 31, 2026,our first lien positions in Convey had total unearned income of $0.3 million, for the three months then ended. As of March 31, 2026, our investment in Convey had a Red Risk Rating.
During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual. As of March 31, 2026, our investment in this security had a Yellow Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $2,313.4 million in 114 portfolio companies at March 31, 2026 and approximately $2,742.0 million in 113 portfolio companies at December 31, 2025.
The following table shows our portfolio and investment activity for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Investments in 21 and 18 new and existing portfolio companies, respectively	$117.4	$121.0
Debt repayments in existing portfolio companies	47.1	160.6
Sales of securities in 17 and 3 portfolio companies, respectively	444.9	26.3
Change in unrealized appreciation on 24 and 25 portfolio companies, respectively	22.1	12.0
Change in unrealized depreciation on 89 and 85 portfolio companies, respectively	(63.6)	(61.1)
Asset Sale
On March 10, 2026, we completed our previously announced sale of approximately $468.0 million of assets held by us and our wholly-owned subsidiary, NMFH, at 94% of the fair value of such assets as of December 31, 2025 (the “Asset Sale”). The Asset Sale was completed pursuant to a definitive agreement, dated February 21, 2026, by and between us, as seller, and Eagle Credit CV, L.P., Eagle Credit Holdings SPV, L.P. and Eagle Credit Sub Blocker L.P. as the third party purchasers (the “Purchaser”), pursuant to which the Purchaser acquired full or partial investments in fifteen portfolio companies.
The proceeds from the Asset Sale were used for the repayment of our outstanding indebtedness and other general corporate purposes, including to make investments in accordance with our investment strategy.
Recent Accounting Standards Updates
See Item 1.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2026 and March 31, 2025
Revenue

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Total interest income	$48.0	$61.5
Total dividend income	19.0	21.0
Other income	1.8	3.2
Total investment income	$68.8	$85.7
Our total investment income decreased by approximately $16.9 million, or 20%, for the three months ended March 31, 2026 as compared to the same period in the prior year. For the three months ended March 31, 2026, total investment income of approximately $68.8 million consisted of approximately $41.5 million in cash interest from investments, approximately $5.1 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $1.4 million, approximately $13.7 million in cash dividends from investments, approximately $5.3 million in non-cash dividends from investments and approximately $1.8 million in other income. The decrease in interest income of approximately $13.5 million was primarily due to a lower invested asset base as a result of prior period repayments combined with the sale of assets to a third-party purchaser from the Asset Sale, which included full or partial investments in fifteen of our portfolio companies. The decrease in dividend income of approximately $1.9 million was primarily due to decrease in preferred equity investments held.

Other income during the three months ended March 31, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 12 different portfolio companies.

Operating Expenses

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Management fee	$8.2	$10.2
Less: management fee waiver	—	(0.3)
Total net management fee	8.2	9.9
Incentive fee	6.1	8.2
Less: incentive fee waiver	(6.1)	(1.5)
Total net incentive fee	—	6.7
Interest and other financing expenses	27.5	31.4
Professional fees	1.0	1.4
Administrative expenses	1.0	1.1
Other general and administrative expenses	0.5	0.5
Total expenses	38.2	51.0
Income tax expense (benefit)	0.0	(0.0)
Net expenses after income taxes	$38.2	$51.0

Our total net operating expenses decreased by approximately $12.8 million for the three months ended March 31, 2026 as compared to the same period in the prior year. Our total net management fee decreased by approximately $1.7 million for the three months ended March 31, 2026 as compared to the same period in prior year. The decrease in total net management fee was primarily attributable to a lower invested asset base. Our total net incentive fee decreased by approximately $6.7 million for the three months ended March 31, 2026 as compared to same period in prior year. Our full incentive fee was waived for the three months ended March 31, 2026.
Interest and other financing expenses decreased by approximately $3.9 million for the three months ended March 31, 2026 as compared to the same period in the prior year. The decrease in interest and other financing expenses was primarily attributable to a decrease in total outstanding borrowings. Our total professional fees, administrative expenses and total other general and administrative expenses remained relatively consistent period over period.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Net realized (losses) gains on investments	$(32.0)	$37.8
Net change in unrealized depreciation of investments	(41.6)	(49.1)
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	(7.8)	—
Net change in unrealized (depreciation) appreciation on foreign currency	(0.1)	0.2
Benefit (provision) for taxes	0.1	(0.0)
Net realized and unrealized losses	$(81.4)	$(11.1)
Our net realized and unrealized losses resulted in a net loss of approximately $81.4 million for the three months ended March 31, 2026 compared to net realized gains and unrealized gains and losses resulting in a net loss of approximately $11.1 million for the same period in 2025. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended March 31, 2026 was primarily driven by realized losses due to the Asset Sale where we sold approximately $468.0 million of assets at 94% of the fair value of such assets as of December 31, 2025, unrealized depreciation in the collateralized agreement with PPVA Fund, L.P., PPVA Black Elk (Equity) LLC, SLP IV and Affordable Care, partially offset by unrealized appreciation in New Benevis Holdco, Inc. and UniTek Global Services, Inc. ("UniTek"). The provision for income taxes was attributable to equity investments that are held as of March 31, 2026 in five of our corporate subsidiaries. The net loss for the three months ended March 31, 2025 was primarily driven by unrealized depreciation in UniTek, TVG-Edmentum Holdings, LLC ("Edmentum")

and New Permian Holdco, Inc., partially offset by unrealized appreciation in OA Buyer and HS Purchaser, LLC. The provision for income taxes was attributable to equity investments that are held as of March 31, 2025 in eight of our corporate subsidiaries. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Total investment income	$68.8	$85.7
Net expenses after income taxes	38.2	51.0
Net investment income	30.6	34.6
Less: Net investment income related to non-controlling interest in NMNLC	0.1	0.1
Net investment income related to NMFC	$30.5	$34.5

Net change in realized (losses) gains on investments	(32.0)	37.8
Less: Net change in realized losses on investments related to non-controlling interest in NMNLC	—	—
Net change in realized (losses) gains of investments related to NMFC	$(32.0)	$37.8

Net change in unrealized depreciation of investments	(41.6)	(49.1)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(7.8)	—
Net change in unrealized (depreciation) appreciation on foreign currency	(0.1)	0.2
Benefit (provision) for taxes	0.1	(0.0)
Less: Net change in unrealized appreciation (depreciation) of investments related to non-controlling interest in NMNLC	0.1	(0.0)
Net change in unrealized depreciation of investments related to NMFC	$(49.4)	$(48.9)
Liquidity, Capital Resources, Off-Balance Sheet Arrangements and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through March 31, 2026, we have raised approximately $1,034.6 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0% as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude the SBA-guaranteed debentures of SBIC I, SBIC II and SBIC III from the definition of "senior securities" in the asset coverage requirement applicable to us under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2022 Convertible Notes and certain of the Unsecured Notes (as defined in Item 1— Financial Statements—Note 7. Borrowings in this Quarterly Report on Form 10-Q) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of March 31, 2026, our asset coverage ratio was 189.0%.
As of March 31, 2026 and December 31, 2025, our borrowings consisted of the June 2027 Notes, November 2028 Notes, February 2029 Notes, October 2027 Notes, Holdings Credit Facility, SBA-guaranteed debentures, NMFC Credit Facility and Unsecured Management Company Revolver. See Item 1—Financial Statements —Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information.
At March 31, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $51.1 million and $80.7 million, respectively. Our cash provided by operating activities during the three months ended March 31, 2026 and March 31, 2025 was approximately $401.4 million and $103.9 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
For the three months ended March 31, 2026 and March 31, 2025, we did not sell any shares of common stock under the Distribution Agreement.
We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of March 31, 2026, shares representing approximately $258.0 million of our common stock remain available for issuance and sale under the Distribution Agreement.
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
During the fiscal year ended March 31, 2026, approximately $56.6 million of common stock was repurchased by us under the Repurchase Program. As of March 31, 2026, approximately $38.5 million remained available under the Repurchase Program.
Off-Balance Sheet Agreements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2026 and December 31, 2025, we had outstanding commitments to third parties to fund investments totaling $190.4 million, which included €7.6 million denominated in EUR that has been translated to U.S. dollars, and $211.1 million, which included €7.5 million denominated in EUR that has been translated to U.S. dollars, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2026 and December 31, 2025, we had commitment letters to purchase investments in an aggregate par amount of $46.0 million and $4.7 million, respectively. As of March 31, 2026 and December 31, 2025, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2026 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes(1)	$790.0	$—	$790.0	$—	$—
Holdings Credit Facility(2)	354.4	4.4	—	350.0	—
SBA-guaranteed debentures(3)	169.3	4.0	30.3	135.0	—
NMFC Credit Facility(4)	30.5	—	—	30.5	—
Unsecured Management Company Revolver(5)	—	—	—	—	—
Total Contractual Obligations	$1,344.2	$8.4	$820.3	$515.5	$—

(1)$75.0 million of the June 2027 Notes will mature on June 15, 2027 unless earlier repurchased, $115.0 million of the November 2028 Notes will mature on November 15, 2028 unless earlier redeemed, $300.0 million of the February 2029 Notes will mature on February 1, 2029 unless earlier redeemed and $300.0 million of the October 2027 Notes will mature on October 15, 2027 unless earlier redeemed.
(2)Under the terms of the Holdings Credit Facility, all outstanding borrowings under that facility exceeding $350.0 million must be repaid on or before October 26, 2026 ($4.4 million outstanding as of March 31, 2026) and all remaining borrowings must be repaid on or before March 12, 2031 ($350.0 million outstanding as of March 31, 2026). As of March 31, 2026, there was approximately $95.6 million of available capacity remaining, subject to borrowing base limitations, under the Holdings Credit Facility.
(3)The SBA-guaranteed debentures held by SBIC I began to mature on March 1, 2025. The SBA-guaranteed debentures held by SBIC II will begin to mature on September 1, 2028. Refer to Item 1 — Financial Statements — Note 7. Borrowings for a full schedule of SBA-guaranteed debenture maturities.
(4)Under the terms of the $527.1 million NMFC Credit Facility, all outstanding borrowings under that facility ($30.5 million, which included €16.5 million denominated in EUR and £8.7 million denominated in GBP that have been translated to U.S. dollars as of March 31, 2026) must be repaid on or before September 28, 2029. As of March 31, 2026, there was approximately $496.6 million of available capacity remaining, subject to borrowing base limitations, under the NMFC Credit Facility.
(5)Under the terms of the $100.0 million Unsecured Management Company Revolver, all outstanding borrowings under that facility must be repaid on or before December 31, 2030. As of March 31, 2026, there were no borrowings outstanding.
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

Distributions and Dividends
Distributions declared and paid to stockholders for the three months ended March 31, 2026 totaled approximately $31.2 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recently completed fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)(2)
December 31, 2026
First Quarter	February 11, 2026	March 17, 2026	March 31, 2026	$0.32
				$0.32
December 31, 2025
Fourth Quarter	October 28, 2025	December 17, 2025	December 31, 2025	$0.32
Third Quarter	July 24, 2025	September 16, 2025	September 30, 2025	0.32
Second Quarter	April 22, 2025	June 16, 2025	June 30, 2025	0.32
First Quarter	February 14, 2025	March 17, 2025	March 31, 2025	0.32
				$1.28
December 31, 2024
Fourth Quarter	October 23, 2024	December 17, 2024	December 31, 2024	$0.33
Third Quarter	July 23, 2024	September 16, 2024	September 30, 2024	0.34
Second Quarter	April 18, 2024	June 14, 2024	June 28, 2024	0.34
First Quarter	January 30, 2024	March 15, 2024	March 29, 2024	0.36
				$1.37

(1)Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2025 and December 31, 2024, total distributions were $135.7 million and $147.2 million, respectively, of which the distributions were comprised of approximately 91.36% and 75.68%, respectively, of ordinary income, 0.00% and 0.00%, respectively, of qualified income, 0.00% and 0.00%, respectively, of long-term capital gains and approximately 8.64% and 24.32%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
(2)Includes regular quarterly distributions of $0.32 per share and supplemental distributions related to prior quarter earnings of $0.01, $0.02, $0.02, $0.04 for the fourth quarter of 2024, third quarter of 2024, second quarter of 2024 and first quarter of 2024, respectively.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2026 approximately $0.6 million of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of March 31, 2026, approximately $0.6 million of indirect administrative expenses were included in payable to affiliates. For the three months ended March 31, 2026, the reimbursement to the Administrator represented approximately 0.02% of our gross assets.
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
NMFC and SBIC I are parties to an intercompany promissory note (the "Intercompany Note"). The Intercompany Note had an initial principal balance of $59.0 million and the purpose is to fund the repayment of the SBA guaranteed-debentures issued by SBIC I. Under the terms of the Intercompany Note, no fees or interest are payable to NMFC. For the purposes of the consolidated financial statements, all balances and transactions related to the Intercompany Note are eliminated. As of March 31, 2026, the Intercompany Note had a principal balance of $27.2 million.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates flat in January, March and April of 2026 after previously decreasing interest rates by 0.25% in each of September, October and December of 2025. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest and dividend income generated by our investment portfolio. However, our cost of funds would also increase, which would also impact net investment income. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA or SOFR, to zero, the difference between the total interest and dividend income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest and dividend income and potentially adversely affecting our operating results. During the three months ended March 31, 2026, certain of the investments held in our portfolio had floating SOFR, SONIA, EURIBOR or Prime interest rates. As of March 31, 2026, approximately 88.47% of our investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-dividend bearing equity investments) represent floating-rate investments with a SOFR, SONIA or EURIBOR floor (includes investments bearing prime interest rate contracts) and approximately 11.53% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on the floating SOFR, SONIA or EURIBOR rates.
The following table estimates the potential changes in interest and dividend income, net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest and dividend income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2026. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our credit facilities, we use the outstanding balance as of March 31, 2026. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2026, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest and Dividend Income Net of Interest Expense (unaudited)
-200 Basis Points	(12.04)%
-150 Basis Points	(9.03)%
-100 Basis Points	(6.02)%
-50 Basis Points	(3.01)%
+50 Basis Points	3.01%
+100 Basis Points	6.02%
+150 Basis Points	9.03%
+200 Basis Points	12.04%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of March 31, 2026. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the three months ended March 31, 2026.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the three months ended March 31, 2026, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 219,579 shares of our common stock for approximately $2.0 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the three months ended March 31, 2026.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2026	219,579	$9.27	—	$—
February 2026	—	—	—	—
March 2026	—	—	—	—
Total	219,579	$9.27	—	$—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Old Repurchase Program"). On October 23, 2025, the Company's board of directors authorized a new program for the purpose of repurchasing up to $100.0 million worth of the Company's common stock (the "Repurchase Program").
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
As of March 31, 2026, approximately $38.5 million remained available under the Repurchase Program.
The following table outlines repurchases of our common stock under the Repurchase Program during the three months ended March 31, 2026.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share (1)	or Programs	Plans or Programs
January 2026	315,201	8.72	315,201	$92,351
February 2026	1,854,612	8.19	1,854,612	77,168
March 2026	4,893,424	7.90	4,893,424	38,504
Total	7,063,237	$8.01	7,063,237

(1)     Amount includes commissions paid.

On April 28, 2026, the Company's board of directors authorized the repurchase program of up to an additional $50.0 million of the Company's common stock under the Repurchase Program. Giving effect to the increase, the Repurchase Program authorizes the Company to repurchase up to $150.0 million worth of its common stock, and there is approximately $79.5 million remaining available under the Repurchase Program as of the date of this report.

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

10.1
Fifteenth Amended and Restated Loan and Security Agreement, dated as of March 12, 2026, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian*

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
(4)Previously filed in connection with New Mountain Finance Corporation's Current Report on Form 8-K filed on April 3, 2019.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2026.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ JOHN R. KLINE
John R. Kline
President, Chief Executive Officer
(Principal Executive Officer) and Director

By:	/s/ KRIS CORBETT
Kris Corbett
Chief Financial Officer and Treasurer (Principal
Financial and Accounting Officer)