Form 10-Q
period 2026-06-30
New Mountain Finance Corp
filed 2026-08-03
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	Shares as of August 3, 2026
Common stock, par value $0.01 per share	94,452,390

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,680,189 and $2,060,391, respectively)	$1,589,609	$2,002,306
Non-controlled/affiliated investments (cost of $134,340 and $131,221, respectively)	69,953	60,702
Controlled investments (cost of $649,899 and $720,503, respectively)	630,243	679,005
Total investments at fair value (cost of $2,464,428 and $2,912,115, respectively)	2,289,805	2,742,013
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	5,700	13,500
Cash and cash equivalents	64,799	80,718
Interest and dividend receivable	33,600	38,549
Receivable from affiliates	182	381
Derivative asset at fair value	34	5,647
Receivable from unsettled securities sold	—	4,138
Other assets	21,333	17,907
Total assets	$2,415,453	$2,902,853
Liabilities
Borrowings
Unsecured Notes	$784,045	$991,585
Holdings Credit Facility	378,146	420,063
SBA-guaranteed debentures	169,255	196,205
NMFC Credit Facility	30,356	81,074
Deferred financing costs (net of accumulated amortization of $48,929 and $45,302, respectively)	(15,416)	(17,875)
Net borrowings	1,346,386	1,671,052
Payable to broker	7,490	14,630
Management fee payable	7,414	9,176
Interest payable	7,395	11,892
Incentive fee payable	4,324	3,018
Derivative liability at fair value	2,968	366
Deferred tax liability	1,670	1,819
Payable for unsettled securities purchased	313	463
Other liabilities	2,678	2,181
Total liabilities	1,380,638	1,714,597
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 107,851,929 and 107,851,929 shares issued, respectively, and 94,452,390 and 102,638,388 shares outstanding, respectively	1,079	1,079
Paid in capital in excess of par	1,354,726	1,354,726
Treasury stock at cost, 13,399,539 and 5,213,541 shares held, respectively	(117,515)	(51,952)
Accumulated overdistributed earnings	(210,109)	(121,676)
Total net assets of New Mountain Finance Corporation	$1,028,181	$1,182,177
Non-controlling interest in New Mountain Net Lease Corporation	6,634	6,079
Total net assets	$1,034,815	$1,188,256
Total liabilities and net assets	$2,415,453	$2,902,853
Number of shares outstanding	94,452,390	102,638,388
Net asset value per share of New Mountain Finance Corporation	$10.89	$11.52
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$35,949	$53,584	$75,198	$105,697
PIK interest income	2,532	2,931	4,895	5,844
Dividend income	352	506	2,157	1,063
Non-cash dividend income	835	3,972	2,192	8,406
Other income	1,673	892	3,019	2,204
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	320	336	635	667
PIK interest income	1,256	1,057	2,444	2,044
Non-cash dividend income	661	292	1,401	1,975
Other income	62	62	125	125
From controlled investments:
Interest income (excluding PIK interest income)	1,645	2,022	4,917	3,507
PIK interest income	1,627	2,900	3,213	6,588
Dividend income	10,703	12,183	22,614	24,381
Non-cash dividend income	3,386	2,378	6,610	4,449
Other income	474	375	849	2,203
Total investment income	61,475	83,490	130,269	169,153
Expenses
Interest and other financing expenses	22,454	31,138	49,978	62,512
Management fee	7,414	9,759	15,568	19,992
Incentive fee	5,766	7,971	11,869	16,218
Professional fees	1,056	1,100	2,084	2,489
Administrative expenses	970	1,184	1,965	2,288
Other general and administrative expenses	616	331	1,074	847
Total expenses	38,276	51,483	82,538	104,346
Less: management and incentive fees waived (See Note 5)	(1,442)	(2,586)	(7,545)	(4,408)
Net expenses	36,834	48,897	74,993	99,938
Net investment income before income taxes	24,641	34,593	55,276	69,215
Income tax expense (benefit)	19	8	23	(11)
Net investment income	24,622	34,585	55,253	69,226
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(32,111)	13,390	(58,403)	12,316
Controlled investments	(12,873)	(1)	(18,591)	38,898
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	14,528	(29,012)	(31,709)	(24,806)
Non-controlled/affiliated investments	2,653	(8,928)	6,132	(13,819)
Controlled investments	20,641	(2,590)	21,842	(50,982)
Securities purchased under collateralized agreements to resell	—	—	(7,800)	—
Foreign currency	(6)	452	(106)	602
Benefit (provision) for taxes	59	(21)	146	(43)
Net realized and unrealized losses	(7,109)	(26,710)	(88,489)	(37,834)
Net increase (decrease) in net assets resulting from operations	17,513	7,875	(33,236)	31,392
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(256)	(101)	(435)	(205)
Net increase (decrease) in net assets resulting from operations related to New Mountain Finance Corporation	$17,257	$7,774	$(33,671)	$31,187
Basic earnings (loss) per share	$0.18	$0.07	$(0.35)	$0.29
Weighted average shares of common stock outstanding - basic (See Note 11)	94,551,023	107,750,160	97,497,589	107,800,508
Diluted earnings (loss) per share	$0.18	$0.07	$(0.35)	$0.29
Weighted average shares of common stock outstanding - diluted (See Note 11)	94,551,023	126,733,459	97,497,589	126,792,855
Distributions declared and paid per share	$0.25	$0.32	$0.57	$0.64
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$24,622	$34,585	$55,253	$69,226
Net realized (losses) gains on investments and foreign currency	(44,984)	13,389	(76,994)	51,214
Net change in unrealized appreciation (depreciation) of investments, foreign currency and New Mountain Net Lease Corporation	37,816	(40,078)	(3,841)	(89,005)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	—	(7,800)	—
Benefit (provision) for taxes	59	(21)	146	(43)
Net increase (decrease) in net assets resulting from operations	17,513	7,875	(33,236)	31,392
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation ("NMNLC")	(256)	(101)	(435)	(205)
Net increase (decrease) in net assets resulting from operations related to New Mountain Finance Corporation	17,257	7,774	(33,671)	31,187
Capital transactions
Repurchase of shares under the repurchase programs	(8,966)	(9,642)	(65,563)	(9,642)
Offering costs	—	14	—	(14)
Distributions declared to stockholders from net investment income	(23,612)	(34,499)	(54,762)	(69,011)
Total net decrease in net assets resulting from capital transactions	(32,578)	(44,127)	(120,325)	(78,667)
Net decrease in net assets	(15,321)	(36,353)	(153,996)	(47,480)
New Mountain Finance Corporation net assets at the beginning of the period	1,043,502	1,342,212	1,182,177	1,353,339
New Mountain Finance Corporation net assets at the end of the period	1,028,181	1,305,859	1,028,181	1,305,859
Non-controlling interest in NMNLC	6,634	5,977	6,634	5,977
Net assets at the end of the period	$1,034,815	$1,311,836	$1,034,815	$1,311,836

Capital share activity
Conversion of 2022 Convertible Notes to Shares	—	514	—	514
Shares repurchased under the repurchase programs	(1,122,761)	(925,216)	(8,185,998)	(925,216)
Net decrease in shares outstanding	(1,122,761)	(924,702)	(8,185,998)	(924,702)

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net (decrease) increase in net assets resulting from operations	$(33,236)	$31,392
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized losses (gains) on investments	76,994	(51,214)
Net change in unrealized depreciation of investments and New Mountain Net Lease Corporation	3,735	89,607
Net change in unrealized depreciation (appreciation) on translation of assets and liabilities in foreign currencies	106	(602)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	7,800	—
Amortization of purchase discount	(3,759)	(5,841)
Amortization of deferred financing costs	5,062	4,539
Amortization of premium on 2022 Convertible Notes	—	(45)
Amortization of discount on February 2029 and October 2027 Notes	618	618
Net change due to hedging activity	57	(851)
Non-cash investment income	(26,070)	(27,171)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(190,652)	(243,438)
Proceeds from sales and paydowns of investments	600,233	342,004
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	62	204
Cash paid on drawn revolvers	(21,123)	(18,844)
Cash repayments on drawn revolvers	12,011	8,831
Interest and dividend receivable	4,969	(763)
Receivable from unsettled securities sold	4,138	(4,386)
Receivable from affiliates	199	(200)
Other assets	(3,425)	(15,120)
(Decrease) increase in operating liabilities:
Management fee payable	(1,762)	(708)
Incentive fee payable	1,306	(3,241)
Payable for unsettled securities purchased	(150)	29,562
Interest payable	(4,500)	(1,551)
Deferred tax liability	(149)	43
Payable to broker	(7,140)	10,670
Other liabilities	501	758
Net cash flows provided by operating activities	425,825	144,253
Cash flows from financing activities
Repurchase of shares under the repurchase programs	(65,563)	(9,642)
Offering costs paid	—	(75)
Distributions paid	(54,762)	(69,011)
Proceeds from Holdings Credit Facility	260,000	221,500
Repayment of Holdings Credit Facility	(301,916)	(269,800)
Repayment of 2022 Convertible Notes	—	(1,223)
Repayment of Unsecured Notes	(200,000)	—
Proceeds from NMFC Credit Facility	90,000	—
Repayment of NMFC Credit Facility	(140,000)	—
Repayment of SBA-guaranteed debentures	(26,950)	(37,500)
Contributions related to non-controlling interest in NMNLC	300	—
Distributions related to non-controlling interest in NMNLC	(180)	(180)
Deferred financing costs paid	(2,611)	(1,464)
Net cash flows used in financing activities	(441,682)	(167,395)
Net decrease in cash and cash equivalents	(15,857)	(23,142)
Effect of foreign exchange rate changes on cash and cash equivalents	(62)	212
Cash and cash equivalents at the beginning of the period	80,718	80,320
Cash and cash equivalents at the end of the period	$64,799	$57,390
Supplemental disclosure of cash flow information
Cash interest paid	$47,255	$57,134
Income taxes paid (received)	34	(313)
Non-cash operating activities:
Non-cash activity on investments	$24,188	$61,007
Non-cash financing activities:
Accrued but unpaid offering costs	$41	$114
Accrued but unpaid deferred financing costs	52	109

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Einstein Parent, Inc.
Software	First lien (3)(10)(12)	SOFR(Q)	5.25%	8.91%	01/2025	01/2031	$35,582	$35,294	$34,728
	First lien (2)(11)(12)	SOFR(Q)	5.25%	8.91%	01/2025	01/2031	20,000	19,838	19,520
								55,132	54,248	5.24%
Model N, Inc.
Healthcare	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.48%	06/2024	06/2031	43,553	43,384	43,187
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.42%	06/2024	06/2031	4,512	4,490	4,474
								47,874	47,661	4.61%
Associations Finance, Inc.
Associations, Inc.
Business Services	First lien (3)(10)(12)	SOFR(Q)	6.50%	10.42%	05/2024	07/2028	29,871	29,862	29,871
	First lien (3)(12)(15) - Drawn	SOFR(Q)	6.50%	10.42%	05/2024	07/2028	2,010	2,009	2,010
	Subordinated (3)(12)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	9,842	9,828	9,842
	Subordinated (3)(12)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	3,758	3,753	3,758
								45,452	45,481	4.40%
Foundational Education Group, Inc.
Education	First lien (2)(11)(12)	SOFR(Q)	4.25%	8.18%	05/2025	08/2028	6,317	5,921	5,875
	Second lien (5)(12)	SOFR(Q)	6.50%	10.43%	08/2021	08/2029	22,500	22,444	22,500
	Second lien (3)(10)(12)	SOFR(Q)	6.50%	10.43%	08/2021	08/2029	10,965	10,778	10,965
								39,143	39,340	3.80%
Deca Dental Holdings LLC
Healthcare	First lien (2)(11)(12)	SOFR(Q)	5.75%	9.58%	08/2021	08/2028	36,614	36,475	32,536
	First lien (3)(10)(12)	SOFR(Q)	5.75%	9.58%	08/2021	08/2028	3,854	3,839	3,425
	First lien (3)(10)(12)	SOFR(Q)	5.75%	9.58%	08/2021	08/2027	3,027	2,997	2,690
								43,311	38,651	3.74%
Healthspan Buyer, LLC
Healthcare	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.48%	03/2026	10/2030	32,320	32,007	32,320
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.48%	10/2023	10/2030	4,992	4,958	4,992
								36,965	37,312	3.61%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

MRI Software LLC
Software	First lien (5)(12)	SOFR(Q)	4.75%	8.48%	01/2020	02/2028	$21,092	$21,075	$20,734
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.48%	03/2021	02/2028	7,472	7,469	7,345
	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.48%	03/2021	02/2028	4,450	4,449	4,375
	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.48%	01/2020	02/2028	3,058	3,057	3,006
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.48%	01/2020	02/2028	781	780	767
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.75%	8.48%	01/2020	02/2028	501	498	492
								37,328	36,719	3.55%
TigerConnect, Inc.
Healthcare	First lien (3)(10)(12)	SOFR(Q)	6.25%	10.06%	02/2022	08/2029	29,875	29,746	29,579
	First lien (2)(12)	SOFR(Q)	6.25%	10.06%	02/2022	08/2029	3,741	3,741	3,704
	First lien (3)(10)(12)	SOFR(Q)	6.25%	10.06%	08/2025	08/2029	3,054	3,035	3,024
	First lien (3)(12)	SOFR(Q)	6.25%	10.06%	08/2025	08/2029	42	42	41
								36,564	36,348	3.51%
CentralSquare Technologies, LLC
Software	First lien (2)(11)(12)	SOFR(M)	5.75%	9.39%	04/2024	04/2030	36,322	36,021	36,322	3.51%
IG Investments Holdings, LLC
Business Services	First lien (2)(11)(12)	SOFR(Q)	5.00%	8.66%	09/2021	09/2028	32,307	32,190	32,307
	First lien (3)(10)(12)	SOFR(Q)	5.00%	8.66%	03/2024	09/2028	2,504	2,506	2,504
								34,696	34,811	3.36%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (4)(12)	SOFR(M)	5.25%	8.99%	01/2022	12/2027	9,451	9,422	9,451
	First lien (4)(12)	SOFR(M)	5.25%	8.99%	12/2021	12/2027	7,263	7,237	7,263
	First lien (2)(11)(12)	SOFR(M)	5.25%	8.99%	12/2021	12/2027	5,971	5,950	5,971
	First lien (3)(10)(12)	SOFR(M)	5.25%	8.99%	12/2021	12/2027	3,491	3,481	3,491
	Subordinated (4)(12)	FIXED(Q)*	11.50%/PIK	11.50%	01/2022	12/2031	7,327	7,283	7,241
	Subordinated (3)(10)(12)	FIXED(Q)*	11.50%/PIK	11.50%	12/2021	12/2031	874	868	864
								34,241	34,281	3.31%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First lien (2)(11)(12)	SOFR(Q)	6.09%	9.91%	03/2021	03/2028	24,172	24,063	23,795
	First lien (3)(10)(12)	SOFR(Q)	6.09%	9.90%	03/2021	03/2028	5,012	5,003	4,934
	First lien (2)(11)(12)	SOFR(Q)	6.24%	10.06%	04/2025	03/2028	4,706	4,691	4,632
								33,757	33,361	3.22%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First lien (2)(11)(12)	SOFR(Q)	5.50%	9.33%	10/2021	10/2028	$29,082	$28,963	$29,082
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.50%	9.33%	10/2021	10/2028	1,573	1,558	1,573
	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.33%	06/2022	10/2028	967	970	967
	First lien (3)(12)	SOFR(Q)	5.50%	9.33%	10/2021	10/2028	78	78	78
								31,569	31,700	3.06%
Auctane Inc. (fka Stamps.com Inc.)
Distribution & Logistics	First lien (3)(10)(12)	SOFR(Q)	5.75%	9.42%	05/2026	06/2033	31,814	31,578	31,576	3.05%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (4)(12)	SOFR(Q)	5.75%	9.42%	08/2022	08/2029	22,050	22,012	21,638
	First lien (2)(11)(12)	SOFR(Q)	5.75%	9.42%	06/2024	08/2029	8,134	8,134	7,982
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.75%	9.40%	08/2022	08/2029	170	172	167
								30,318	29,787	2.88%
Nelipak Holding Company
Packaging	First lien (3)(10)(12)(13)	EURIBOR(Q)	5.50%	7.79%	03/2024	03/2031	€16,275	17,535	18,591
	First lien (2)(11)(12)	SOFR(Q)	5.50%	9.23%	03/2024	03/2031	$8,887	8,838	8,887
	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.23%	03/2024	03/2031	$2,157	2,143	2,157
								28,516	29,635	2.86%
YLG Holdings, Inc.
Business Services	First lien (5)(12)	SOFR(Q)	4.75%	8.43%	11/2019	12/2030	21,552	21,531	21,552
	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.43%	04/2025	12/2030	4,287	4,269	4,287
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.75%	8.42%	04/2025	12/2030	392	390	392
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.75%	8.41%	11/2019	12/2030	29	29	29
								26,219	26,260	2.54%
Ambrosia Holdco Corp. (29)
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)(10)(12)	SOFR(M)	4.00%	7.64%	01/2024	07/2029	27,414	24,679	17,711
	First lien (3)(10)(12)	SOFR(M)	4.00%	7.64%	03/2024	07/2029	10,238	6,003	6,548
	Subordinated (2)(12)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	356	356	356
	Subordinated (3)(12)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	412	348	412
								31,386	25,027	2.42%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

PetVet Care Centers, LLC
Consumer Services	First lien (2)(11)(12)	SOFR(M)	6.00%	9.64%	10/2023	11/2030	$27,719	$27,522	$23,849
	First lien (3)(10)(12)(15) - Drawn	SOFR(M)	6.00%	9.62%	10/2023	11/2029	1,112	1,101	957
								28,623	24,806	2.40%
GS Acquisitionco, Inc.
Software	First lien (5)(12)	SOFR(Q)	5.25%	8.98%	08/2019	05/2028	20,962	20,941	19,673
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.25%	8.98%	08/2019	05/2028	4,818	4,793	4,522
	First lien (3)(12)	SOFR(Q)	5.25%	8.98%	03/2024	05/2028	446	444	419
								26,178	24,614	2.38%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First lien (2)(11)(12)	SOFR(M)	4.75%	8.39%	05/2024	06/2031	15,524	15,433	15,354
	First lien (2)(11)(12)	SOFR(M)	4.25%	7.89%	05/2025	06/2031	5,753	5,729	5,661
	First lien (3)(10)(12)	SOFR(M)	4.25%	7.89%	07/2025	06/2031	1,266	1,260	1,245
	First lien (3)(10)(12)	SOFR(M)	4.25%	7.90%	05/2025	06/2031	1,228	1,222	1,209
								23,644	23,469	2.27%
PDI TA Holdings, Inc.
Software	First lien (4)(12)	SOFR(Q)*	3.50% + 2.50%/PIK	9.66%	01/2024	02/2031	22,197	22,115	21,198
	First lien (3)(12)	SOFR(Q)	5.50%	9.17%	01/2024	02/2031	1,830	1,821	1,748
	First lien (3)(10)(12)	SOFR(Q)*	3.50% + 2.50%/PIK	9.66%	03/2025	02/2031	510	510	487
								24,446	23,433	2.26%
Tempo Acquisition, LLC**
Business Services	First lien (3)(10)	SOFR(M)	1.75%	5.39%	03/2026	08/2028	27,536	19,753	23,354	2.26%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(10)(12)	SOFR(S)	5.50%	9.60%	02/2022	02/2028	18,672	18,640	17,635
	First lien (2)(11)(12)	SOFR(S)	5.50%	9.60%	02/2022	02/2028	5,196	5,187	4,908
	First lien (3)(10)(12)	SOFR(S)	5.50%	9.60%	02/2022	02/2028	682	681	645
								24,508	23,188	2.24%
FS WhiteWater Holdings, LLC(26)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(12)	SOFR(Q)	5.00%	8.88%	12/2021	12/2029	8,396	8,362	8,396
	First lien (3)(10)(12)	SOFR(Q)	5.00%	8.88%	07/2022	12/2029	4,681	4,657	4,681
	First lien (5)(12)	SOFR(Q)	5.00%	8.88%	12/2021	12/2029	2,819	2,806	2,819
	First lien (5)(12)	SOFR(Q)	5.00%	8.88%	12/2021	12/2029	2,801	2,789	2,801
	First lien (5)(12)	SOFR(Q)	5.00%	8.88%	03/2025	12/2029	2,711	2,687	2,711
	First lien (3)(10)(12)	SOFR(Q)	5.00%	8.88%	03/2025	12/2029	905	897	905
								22,198	22,313	2.16%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Sierra Enterprises, LLC
Food & Beverage	First lien (2)(11)(12)	SOFR(Q)	5.75%	9.48%	05/2025	05/2030	$21,250	$21,120	$21,250	2.05%
Xactly Corporation
Software	First lien (4)(12)	SOFR(Q)	6.25%	10.02%	07/2017	07/2027	22,500	22,492	21,233	2.05%
GC Waves Holdings, Inc.
Financial Services & Technology	First lien (5)(12)	SOFR(M)	4.50%	8.14%	08/2021	10/2030	21,126	21,078	21,126	2.04%
RLG Holdings, LLC
Packaging	First lien (3)(10)(12)	SOFR(Q)	4.25%	8.18%	01/2026	07/2028	18,577	9,487	10,693
	First lien (2)(11)(12)	SOFR(Q)	4.25%	8.18%	09/2025	07/2028	7,147	6,016	4,114
	First lien (2)(11)(12)	SOFR(Q)	5.00%	8.66%	06/2024	07/2028	4,142	4,097	2,384
	First lien (3)(10)(12)	SOFR(Q)	5.00%	8.66%	01/2026	07/2028	1,191	576	685
	Second lien (3)(10)(12)	SOFR(Q)	7.50%	11.43%	01/2026	07/2029	10,768	1,542	3,001
								21,718	20,877	2.02%
Brave Parent Holdings, Inc.
Software	First lien (5)(12)	SOFR(M)	4.50%	8.14%	11/2023	11/2030	21,016	20,940	20,323	1.96%
Low Voltage Holdings Inc.
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.50%	8.23%	04/2025	04/2032	18,414	18,354	18,345
	First lien (3)(10)(12)	SOFR(Q)	4.50%	8.23%	04/2025	04/2032	958	954	954
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.50%	8.17%	04/2025	04/2032	290	289	289
								19,597	19,588	1.89%
Cardinal Parent, Inc.
Financial Services & Technology	First lien (4)	SOFR(Q)	4.50%	8.38%	10/2020	11/2027	11,548	11,527	10,229
	Second lien (4)(12)	SOFR(Q)	7.75%	11.63%	11/2020	11/2028	9,767	9,728	8,475
								21,255	18,704	1.81%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)(12)	SOFR(Q)*	9.00%/PIK	12.74%	11/2019	05/2029	24,854	24,806	15,345
	Second lien (2)(12)	SOFR(Q)*	9.00%/PIK	12.74%	11/2019	05/2029	4,648	4,632	2,870
								29,438	18,215	1.76%
Viper Bidco. Inc.
Business Services	First lien (3)(10)(12)(13)	SONIA(D)	4.50%	8.23%	11/2024	11/2031	£11,850	14,966	15,563
	First lien (3)(10)(12)	SOFR(Q)	4.50%	8.23%	11/2024	11/2031	$2,294	2,284	2,249
								17,250	17,812	1.72%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(12)	SOFR(M)	4.50%	8.14%	02/2020	02/2028	$14,392	$14,383	$14,392
	First lien (5)(12)	SOFR(M)	4.50%	8.14%	02/2024	02/2028	1,109	1,106	1,109
	First lien (3)(10)(12)(15) - Drawn	SOFR(M)	4.50%	8.14%	02/2020	02/2028	1,079	1,074	1,079
								16,563	16,580	1.60%
Bonterra LLC
Software	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.48%	03/2025	03/2032	14,914	14,882	14,570
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.48%	03/2025	03/2032	1,625	1,625	1,587
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.75%	8.49%	03/2025	03/2032	326	325	318
								16,832	16,475	1.59%
AAC Lender Holdings, LLC(23)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(10)(12)	SOFR(M)(17)*	6.75%/PIK + 0.50%	10.97%	09/2015	09/2027	29,879	29,842	16,000
	First lien (3)(12)	SOFR(M)(17)*	14.50%/PIK + 0.50%	18.72%	06/2021	09/2027	1,527	1,527	—
	Subordinated (3)(12)	SOFR(Q)(17)*	1.00%/PIK	4.84%	03/2021	09/2027	5,230	—	—
								31,369	16,000	1.55%
Coupa Holdings, LLC
Software	First lien (2)(11)(12)	SOFR(Q)	5.25%	8.91%	02/2023	02/2030	14,171	14,063	13,981
	First lien (3)(10)(12)	SOFR(Q)	5.25%	8.90%	02/2023	02/2030	1,291	1,291	1,274
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.25%	8.90%	02/2023	02/2029	659	651	650
								16,005	15,905	1.54%
Digicert, Inc.
Software	First lien (2)(11)(12)	SOFR(M)	5.75%	9.39%	07/2025	07/2030	15,384	15,286	15,269	1.48%
Bullhorn, Inc.
Software	First lien (2)(11)(12)	SOFR(M)	5.00%	8.64%	05/2024	10/2029	8,879	8,967	8,813
	First lien (2)(11)(12)	SOFR(M)	5.00%	8.64%	10/2021	10/2029	3,398	3,395	3,373
	First lien (3)(10)(12)	SOFR(M)	5.00%	8.64%	05/2024	10/2029	1,025	1,023	1,017
	First lien (2)(11)(12)	SOFR(M)	5.00%	8.64%	09/2019	10/2029	761	759	755
	First lien (2)(11)(12)	SOFR(M)	5.00%	8.64%	09/2019	10/2029	341	340	338
	First lien (2)(11)(12)	SOFR(M)	5.00%	8.64%	09/2019	10/2029	272	271	270
	First lien (3)(12)(15) - Drawn	SOFR(M)	5.00%	8.64%	09/2019	10/2029	125	127	124
								14,882	14,690	1.42%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(11)(12)	SOFR(M)	5.75%	9.49%	07/2022	07/2028	$7,645	$7,614	$7,645
	First lien (3)(12)(15) - Drawn	SOFR(M)	5.75%	9.49%	07/2021	07/2028	234	233	234
	Subordinated (3)(12)	SOFR(M)	7.50%	11.24%	07/2022	07/2029	6,265	6,223	6,265
								14,070	14,144	1.37%
CFS Management, LLC
Healthcare	First lien (3)(10)(12)	SOFR(Q)*	6.25% + 2.25%/PIK	12.49%	08/2019	09/2026	12,383	12,383	10,835
	First lien (2)(11)(12)	SOFR(Q)*	6.25% + 2.25%/PIK	12.49%	08/2019	09/2026	3,690	3,698	3,228
								16,081	14,063	1.36%
Acumatica Holdings, Inc.
Software	First lien (2)(11)(12)	SOFR(Q)	4.50%	8.23%	07/2025	07/2032	13,759	13,759	13,713	1.33%
Daxko Acquisition Corporation
Financial Services & Technology	First lien (3)(10)(12)	SOFR(M)	4.75%	8.39%	10/2021	10/2028	12,679	12,630	12,533
	First lien (2)(11)(12)	SOFR(M)	4.75%	8.39%	10/2021	10/2028	1,068	1,064	1,056
	First lien (3)(12)	SOFR(M)	4.75%	8.39%	10/2021	10/2028	64	64	63
								13,758	13,652	1.32%
USRP Holdings, Inc.
Business Services	First lien (2)(11)(12)	SOFR(M)	4.75%	8.39%	07/2021	12/2029	12,331	12,283	12,331	1.19%
New ACI Holdings LLC
New ACI Intermediate II LLC (25)
New ACI Buyer LLC
Healthcare	First lien (2)	SOFR(Q)*	3.13% + 3.13%/PIK	9.99%	06/2026	06/2031	3,572	3,572	3,572
	First lien (2)(11)	SOFR(Q)	5.50%	9.24%	06/2026	06/2031	1,841	1,841	1,841
	First lien (3)(10)	SOFR(Q)*	3.13% + 3.13%/PIK	9.99%	06/2026	06/2031	1,686	1,686	1,686
	Subordinated (2)	FIXED(Q)*	10.00%/PIK	10.00%	06/2026	06/2032	3,175	3,175	3,175
	Subordinated (3)(10)	FIXED(Q)*	10.00%/PIK	10.00%	06/2026	06/2032	1,499	1,499	1,499
								11,773	11,773	1.14%
Jawbreaker Topco, L.P. (24)
Jawbreaker Parent, Inc.
Software	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.48%	01/2026	01/2033	7,796	7,759	7,757
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.48%	01/2026	01/2033	3,728	3,728	3,709
								11,487	11,466	1.11%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Houghton Mifflin Harcourt Company
Education	First lien (2)(11)	SOFR(Q)	5.25%	9.01%	10/2023	04/2029	$14,262	$14,003	$11,331	1.09%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.25%	8.01%	06/2021	06/2029	8,303	8,272	8,303
	First lien (2)(11)(12)	SOFR(Q)	4.25%	8.01%	06/2021	06/2029	2,784	2,772	2,784
								11,044	11,087	1.07%
Firebird Co-Invest L.P. (19)
Firebird Acquisition Corp, Inc.
Business Services	First lien (3)(10)(12)	SOFR(Q)*	2.25% + 2.75%/PIK	8.66%	01/2025	02/2032	8,261	8,244	8,261
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.50%	8.16%	01/2025	02/2032	2,794	2,787	2,794
								11,031	11,055	1.07%
Project Accelerate Parent, LLC
Financial Services & Technology	First lien (5)(12)	SOFR(M)	5.25%	8.89%	02/2024	02/2031	10,360	10,322	10,360	1.00%
Planview Parent, Inc.
Software	First lien (3)(10)	SOFR(Q)	3.50%	7.23%	02/2026	12/2027	3,755	3,108	3,247
	Second lien (3)(10)(12)	SOFR(Q)	5.75%	9.48%	06/2024	12/2028	9,231	9,215	6,811
								12,323	10,058	0.97%
AWP Group Holdings, Inc.
Business Services	First lien (2)(11)(12)	SOFR(Q)*	2.63% + 3.28%/PIK	9.56%	04/2026	12/2032	8,660	8,629	8,628
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.25%	8.90%	04/2026	12/2032	359	358	358
								8,987	8,986	0.87%
Alegeus Technologies Holdings Corp.
Healthcare	First lien (3)(10)	SOFR(Q)	6.50%	10.16%	10/2024	11/2029	8,170	8,094	8,170	0.79%
HP TLE Buyer, Inc.
Education	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.48%	06/2025	07/2032	8,168	8,131	8,168	0.79%
Foreside Financial Group, LLC
Business Services	First lien (2)(11)(12)	SOFR(Q)	5.25%	9.14%	05/2022	10/2029	7,746	7,735	7,746
	First lien (3)(10)(12)	SOFR(Q)	5.25%	9.14%	05/2022	10/2029	273	271	273
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.25%	9.14%	05/2022	10/2029	92	92	92
								8,098	8,111	0.78%
iCIMS, Inc.
Software	First lien (3)(10)(12)	SOFR(Q)	6.25%	9.92%	10/2022	08/2028	7,366	7,338	6,986
	First lien (3)(12)(15) - Drawn	SOFR(S)	5.75%	9.41%	08/2022	08/2028	1,024	1,020	959
								8,358	7,945	0.77%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

KPSKY Acquisition Inc.
Business Services	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.26%	10/2021	10/2028	$6,721	$6,695	$6,157
	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.25%	06/2022	10/2028	1,131	1,126	1,036
	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.27%	10/2021	10/2028	770	767	706
	First lien (3)(12)	SOFR(Q)	5.75%	9.51%	11/2023	10/2028	19	18	17
								8,606	7,916	0.76%
Compsych Investments Corp.
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.41%	07/2024	07/2031	7,750	7,705	7,750	0.75%
NC Topco, LLC
Financial Services & Technology	First lien (2)(11)(12)	SOFR(Q)	4.50%	8.17%	08/2024	09/2031	5,833	5,810	5,775
	First lien (3)(10)(12)	SOFR(Q)	4.50%	8.17%	08/2024	09/2031	1,672	1,665	1,656
								7,475	7,431	0.72%
Notorious Buyer, LLC (35)
Notorious Holdings, LLC
Notorious Topco, LLC
Consumer Products	First lien (3)(12)	SOFR(Q)*	7.25%/PIK	11.13%	12/2025	12/2030	4,976	4,976	4,976
	Subordinated (3)(12)	SOFR(Q)*	9.00%/PIK	12.88%	12/2025	12/2031	2,410	2,410	2,410
								7,386	7,386	0.71%
Eclipse Topco, Inc. (27)
Eclipse Buyer Inc.
Financial Services & Technology	First lien (4)(12)	SOFR(Q)	4.50%	8.15%	09/2024	09/2031	7,113	7,083	7,007	0.68%
Legends Hospitality Holding Company, LLC
Business Services	First lien (5)(12)	SOFR(Q)*	2.75% + 2.75%/PIK	9.16%	08/2024	08/2031	6,281	6,234	6,220
	First lien (5)(12)	SOFR(Q)	5.00%	8.66%	08/2024	08/2031	355	351	348
	First lien (3)(12)(15) - Drawn	SOFR(M)	5.00%	8.64%	08/2024	08/2030	197	195	193
								6,780	6,761	0.65%
OEConnection LLC
Business Services	First lien (2)(11)(12)	SOFR(M)	4.50%	8.14%	04/2024	12/2032	6,609	6,584	6,519	0.63%
Fullsteam Operations LLC
Financial Services & Technology	First lien (2)(11)(12)	SOFR(Q)	5.25%	8.90%	08/2025	08/2031	6,223	6,196	6,192
	First lien (3)(12)(15) - Drawn	SOFR(M)	5.25%	8.88%	08/2025	08/2031	225	224	224
								6,420	6,416	0.62%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

RailPros Parent, LLC
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.25%	7.89%	05/2025	05/2032	$5,799	$5,773	$5,799
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.25%	7.89%	05/2025	05/2032	538	535	538
								6,308	6,337	0.61%
Next Holdco, LLC
Healthcare	First lien (2)(11)(12)	SOFR(Q)	5.25%	8.89%	11/2023	11/2030	6,232	6,203	6,232	0.60%
Greenway Health, LLC
Healthcare	First lien (3)(10)(12)	SOFR(S)	6.75%	10.60%	12/2023	04/2029	6,206	6,152	6,085	0.59%
Vehlo Purchaser, LLC
Software	First lien (3)(12)	SOFR(M)	5.25%	8.89%	06/2025	05/2028	6,042	6,001	6,020	0.58%
WEG Sub Intermediate Holdings, LLC
Financial Services & Technology	Subordinated (3)(12)	FIXED(Q)*	13.00%/PIK	13.00%	05/2023	05/2033	4,977	4,936	4,977	0.48%
Icefall Parent, Inc.
Financial Services & Technology	First lien (3)(10)(12)	SOFR(Q)	4.50%	8.23%	01/2024	01/2030	4,828	4,661	4,828	0.47%
DOCS, MSO, LLC
Healthcare	First lien (4)(12)	SOFR(Q)	5.00%	8.84%	06/2022	06/2028	3,223	3,223	3,223
	First lien (3)(10)(12)	SOFR(Q)	5.00%	8.84%	06/2022	06/2028	1,591	1,596	1,591
								4,819	4,814	0.47%
Diligent Corporation
Software	First lien (3)(10)(12)	SOFR(Q)*	8.42%/PIK	12.09%	04/2024	08/2030	3,398	3,389	3,310
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.00%	8.65%	04/2024	08/2030	895	891	872
								4,280	4,182	0.40%
Meta Buyer LLC
Healthcare	First lien (2)(11)(12)	SOFR(Q)	5.25%	8.93%	12/2025	12/2031	2,972	2,958	2,957
	First lien (3)(12)	SOFR(Q)	5.25%	8.93%	12/2025	12/2031	408	405	406
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.25%	8.93%	12/2025	12/2031	176	175	175
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.25%	8.97%	12/2025	12/2031	124	123	123
								3,661	3,661	0.35%
Capstone Borrower, Inc.
Business Services	First lien (3)(10)	FIXED(S)	8.00%	8.00%	03/2026	06/2030	3,763	3,260	3,580	0.35%
Logrhythm, Inc.
Software	First lien (3)(12)	SOFR(Q)*	6.38%/PIK + 1.12%	11.16%	07/2024	07/2029	4,231	4,189	3,575	0.35%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First lien (3)(10)(12)	SOFR(M)	4.75%	8.49%	05/2021	05/2028	3,046	3,041	3,046	0.29%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)(10)(12)	SOFR(M)	5.50%	9.14%	07/2025	07/2033	$3,024	$3,010	$3,024	0.29%
PPVA Black Elk (Equity) LLC
Business Services	Claim(3)(12)	—	—	—	05/2013	—	14,500	14,500	2,755	0.27%
Convey Health Solutions, Inc.
Healthcare	First lien (2)(12)	SOFR(Q)(17)*	1.31% +3.94%/PIK	9.08%	09/2019	07/2029	13,060	13,019	1,635
	First lien (2)(12)	SOFR(Q)(17)*	1.31% + 3.94%/PIK	9.08%	02/2022	07/2029	2,181	2,168	273
								15,187	1,908	0.18%
Mai Capital Management Intermediate LLC
Financial Services & Technology	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	4.75%	8.48%	06/2025	08/2031	1,884	1,867	1,884	0.18%
Community Management Holdings MidCo 2, LLC
Business Services	First lien (3)(10)(12)	SOFR(Q)	5.00%	8.74%	07/2025	11/2031	1,285	1,274	1,285
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.00%	8.68%	07/2025	11/2031	568	564	568
								1,838	1,853	0.18%
RealPage, Inc.
Software	First lien (2)(11)	SOFR(Q)	3.75%	7.48%	03/2026	04/2028	1,958	1,834	1,846	0.18%
DCA Buyer LLC(21)
DCA TopCo LP
Healthcare	First lien (2)(11)(12)	SOFR(Q)*	4.25% + 2.25%/PIK	10.16%	06/2026	04/2031	957	957	957
	First lien (3)(10)(12)	SOFR(Q)*	4.25% + 2.25%/PIK	10.16%	06/2026	04/2031	536	536	536
								1,493	1,493	0.14%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(10)(12)	SOFR(M)	5.25%	8.89%	05/2024	10/2029	1,462	1,457	1,462	0.14%
DT1 Midco Corp.
Business Services	First lien (2)(11)(12)	SOFR(M)	5.25%	8.90%	06/2025	12/2031	1,335	1,329	1,335
	First lien (3)(12)(15) - Drawn	SOFR(M)	5.25%	8.90%	06/2025	12/2031	32	32	32
								1,361	1,367	0.13%
Flash Charm Inc. (fka Idera, Inc.)
Software	Second lien (4)	SOFR(Q)	6.75%	10.56%	06/2019	03/2029	1,884	1,873	1,154
	Second lien (3)(10)	SOFR(Q)	6.75%	10.56%	04/2021	03/2029	251	251	154
								2,124	1,308	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Centegix Intermediate II, LLC
Business Services	First lien (2)(11)(12)	SOFR(Q)*	2.75% + 3.25%/PIK	9.64%	03/2026	08/2032	$240	$239	$239	0.02%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim (2)(12)	—	—	—	06/2024	06/2029	152	152	152
	Trust Claim (3)(12)	—	—	—	06/2024	06/2029	52	52	52
								204	204	0.02%
PPVA Fund, L.P.
Business Services	Claim(18)	—	—	—	11/2014	—	—	—	—	—%
Total Funded Debt Investments - United States								$1,489,511	$1,408,023	136.06%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First lien (3)(10)(12)	SOFR(S)*	3.50% + 2.00%/PIK	9.08%	07/2024	07/2031	$20,017	$20,099	$20,017
	First lien (2)(11)(12)	SOFR(S)*	3.50% + 2.00%/PIK	9.08%	06/2025	07/2031	16,411	16,411	16,411
	First lien (2)(11)(12)	SOFR(S)*	3.50% + 2.00%/PIK	9.19%	06/2025	07/2031	899	899	899
								37,409	37,327	3.61%
Total Funded Debt Investments - Jersey								$37,409	$37,327	3.61%
Funded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First lien (2)(11)(12)	SOFR(Q)	7.00%	10.76%	02/2024	02/2030	$9,392	$9,313	$9,392
	First lien (3)(10)(12)	SOFR(M)	7.00%	10.73%	02/2024	02/2030	5,312	5,259	5,312
								14,572	14,704	1.42%
Total Funded Debt Investments - United Kingdom								$14,572	$14,704	1.42%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.50%	8.16%	06/2025	12/2029	$4,441	$4,432	$4,352
	First lien (3)(10)(12)	SOFR(Q)	4.50%	8.16%	12/2022	12/2029	3,393	3,364	3,325
	First lien (3)(10)(12)	SOFR(Q)	4.50%	8.16%	12/2023	12/2029	1,322	1,313	1,295
								9,109	8,972	0.87%
Adelaide Borrower, LLC**
Business Services	First lien (3)(10)(12)	SOFR(Q)	6.00%	9.73%	05/2024	05/2030	4,780	4,746	4,748
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	6.00%	9.74%	05/2024	05/2030	53	53	53
								4,799	4,801	0.46%
Total Funded Debt Investments - Australia								$13,908	$13,773	1.33%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - Switzerland
Matterhorn Finco, Inc.**
Software	First lien (2)(11)(12)	SOFR(Q)	5.50%	9.23%	03/2026	03/2033	$7,982	$7,944	$7,943	0.77%
Total Funded Debt Investments - Switzerland								$7,944	$7,943	0.77%
Total Funded Debt Investments								$1,563,344	$1,481,770	143.19%
Equity - United States
Dealer Tire Holdings, LLC(34)
Distribution & Logistics	Preferred Shares (3)(10)(12)	FIXED(A)*	7.00%/PIK	7.00%	09/2021	—	16,829	$27,082	$25,191	2.43%
Symplr Software Intermediate Holdings, Inc.(33)
Healthcare	Series A Preferred Shares (4)(12)	SOFR(Q)(17)*	10.50%/PIK	14.33%	11/2018	—	7,500	19,636	13,922
	Series A Preferred Shares (3)(10)(12)	SOFR(Q)(17)*	10.50%/PIK	14.33%	11/2018	—	35	91	64
								19,727	13,986	1.35%
New ACI Intermediate II LLC (25)
New ACI Holdings LLC
Healthcare	Class A Common Units(2)	-	—	—	06/2026	—	15,321	7,587	7,587
	Class A Common Units(3)	-	—	—	06/2026	—	7,233	3,582	3,582
	Class B Common Units(3)	-	—	—	06/2026	—	1,250	630	630
								11,799	11,799	1.14%
HBWM Holdings, LLC(31)
Financial Services & Technology	Common Units(8)(12)	FIXED(Q)*	4.00%	4.00%	09/2021	—	47,114	4,810	10,922	1.06%
Knockout Intermediate Holdings I Inc.(32)
Software	Preferred Shares (3)(12)	SOFR(S)*	10.75%/PIK	14.60%	06/2022	—	8,313	14,203	9,294	0.90%
Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.)(30)
Packaging	Series A Preferred Shares (3)(12)	FIXED(A)*	15.00%/PIK	15.00%	05/2024	—	2,900	3,835	3,835
	Series B Preferred Shares (3)(12)	FIXED(A)(17)*	11.50%/PIK	11.50%	05/2024	—	3,691	2,565	3,009
	Ordinary Shares (3)(12)	—	—	—	05/2024	—	290	145	—
								6,545	6,844	0.66%
FS WhiteWater Holdings, LLC(26)
Consumer Services	Ordinary Shares (5)(12)	—	—	—	12/2021	—	50,000	5,000	6,088	0.59%
Notorious Buyer, LLC(35)
Consumer Products	Common Stock (3)(12)	—	—	—	12/2025	—	375	7,339	5,686	0.55%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

IMA Financial Group, Inc.
Business Services	Class C Common Shares(3)(10)(12)	—	—	—	05/2026	—	20,474	$4,411	$4,411	0.43%
Firebird Co-Invest L.P.(19)
Business Services	LP Interest (3)(12)	—	—	—	01/2025	—	3,358,474	3,358	4,209	0.41%
Jawbreaker Topco, L.P.(24)
Software	Class A-1 Common Units(3)(12)	—	—	—	01/2026	—	247,609	2,476	2,476	0.24%
Eclipse Topco, Inc.(27)
Financial Services & Technology	Preferred Shares (4)(12)	FIXED(S)*	12.50%/PIK	12.50%	09/2024	—	131	1,620	1,632	0.16%
Pioneer Topco I, L.P.
Software	Class A-2 Common Units(9)(12)	—	—	—	11/2021	—	199,980	2,000	1,600	0.15%
DCA TopCo LP
Healthcare	Class A Common Units(2)(12)	—	—	—	06/2026	—	61,641	617	617
	Class A Common Units(3)(10)(12)	—	—	—	06/2026	—	34,536	345	345
								962	962	0.09%
Ambrosia Topco LLC
Distribution & Logistics	Class A-1 Common Units(2)(12)	—	—	—	01/2024	—	126,536	1,348	349
	Class A-1 Common Units(3)(12)	—	—	—	01/2024	—	122,044	1,300	337
								2,648	686	0.07%
GEDC Equity, LLC
Healthcare	Participation Interest(3)(12)	—	—	—	06/2023	—	190,000	190	—	—%
AAC Lender Holdings, LLC(23)
Education	Ordinary Shares (3)(12)	—	—	—	03/2021	—	758	—	—	—%
Total Shares - United States								$114,170	$105,786	10.23%
Total Shares								$114,170	$105,786	10.23%
Structured Finance Obligations - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligation(3)(12)	SOFR(Q)	—	—	11/2024	01/2037	3,232	$3,232	$3,191	0.31%
Total Structured Finance Obligations - United States								$3,232	$3,191	0.31%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants (2)(12)	—	—	—	06/2024	06/2029	138,622	$182	$272
	Warrants (3)(12)	—	—	—	06/2024	06/2029	47,459	62	93
								244	365	0.04%
Total Warrants - United States								$244	$365	0.04%
Total Funded Investments								$1,680,990	$1,591,112	153.77%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - United States
GS Acquisitionco, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	08/2019	05/2028	$3	$—	$—	—%
Community Management Holdings MidCo 2, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	07/2025	11/2026	41	—	—	—%
Notorious Buyer, LLC (35)
Notorious Holdings, LLC
Notorious Topco, LLC
Consumer Products	First lien (3)(12)(15) - Undrawn	—	—	—	12/2025	12/2030	938	—	—	—%
DOCS, MSO, LLC
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	06/2022	06/2028	2,405	—	—	—%
AAC Lender Holdings, LLC(23)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(12)(15) - Undrawn	—	—	—	01/2021	09/2027	2,652	—	—	—%
Ambrosia Holdco Corp(29)
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)(12)(15) - Undrawn	—	—	—	10/2024	10/2026	2,695	—	—	—%
Mai Capital Management Intermediate LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	06/2027	1,099	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	08/2031	308	(2)	—
								(2)	—	—%
YLG Holdings, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	04/2025	11/2026	271	(1)	—
	First lien (3)(12)(15) - Undrawn	—	—	—	11/2019	12/2030	281	(1)	—
								(2)	—	—%
Next Holdco, LLC
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	11/2023	11/2029	339	(3)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Associations, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	07/2028	$1,806	$(1)	$—
	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	07/2028	3,077	(2)	—
								(3)	—	—%
DT1 Midco Corp.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	04/2027	4,462	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	12/2030	674	(3)	—
								(3)	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2021	05/2028	417	(4)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(12)(15) - Undrawn	—	—	—	02/2020	02/2028	720	(4)	—	—%
RailPros Parent, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2025	05/2027	1,258	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	05/2025	05/2032	899	(4)	—
								(4)	—	—%
Firebird Co-Invest L.P. (19)
Firebird Acquisition Corp, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	01/2025	02/2027	1,926	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	01/2025	02/2032	1,422	(4)	—
								(4)	—	—%
Wealth Enhancement Group, LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	08/2021	10/2028	2,040	(6)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	06/2021	06/2029	818	(8)	—	—%
Project Accelerate Parent, LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	02/2024	02/2031	1,510	(8)	—	—%
USRP Holdings, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	07/2021	12/2029	893	(9)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

HP TLE Buyer, Inc.
Education	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	07/2032	$1,797	$(9)	$—	—%
Healthspan Buyer, LLC
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	10/2023	10/2030	1,229	(12)	—	—%
Fortis Solutions Group, LLC
Packaging	First lien (3)(12)(15) - Undrawn	—	—	—	10/2021	10/2028	1,287	(13)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	12/2021	12/2029	1,400	(14)	—	—%
Compsych Investments Corp.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	07/2024	07/2027	2,253	(14)	—	—%
Icefall Parent, Inc.
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	01/2024	01/2030	475	(17)	—	—%
Sierra Enterprises, LLC
Food & Beverage	First lien (3)(12)(15) - Undrawn	—	—	—	05/2025	05/2030	2,717	(20)	—	—%
Foreside Financial Group, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2022	10/2029	2,218	(22)	—	—%
Infogain Corporation
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	07/2021	07/2028	3,593	(27)	—	—%
GC Waves Holdings, Inc.
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	10/2019	10/2030	3,951	(30)	—	—%
Nelipak Holding Company
Packaging	First lien (3)(12)(15) - Undrawn	—	—	—	03/2024	03/2027	$1,332	—	—
	First lien (3)(10)(12)(13)(15) - Undrawn	—	—	—	03/2024	03/2027	€6,411	—	—
	First lien (3)(10)(12)(13)(15) - Undrawn	—	—	—	03/2024	03/2031	€1,196	(10)	—
	First lien (3)(12)(15) - Undrawn	—	—	—	03/2024	03/2031	$2,613	(20)	—
								(30)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	12/2021	12/2027	$3,659	$(37)	$—	—%
IG Investments Holdings, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	09/2021	09/2028	3,780	(38)	—	—%
CentralSquare Technologies, LLC
Software	First lien (3)(12)(15) - Undrawn	—	—	—	04/2024	04/2030	3,980	(50)	—	—%
Coupa Holdings, LLC
Software	First lien (3)(12)(15) - Undrawn	—	—	—	02/2023	02/2029	330	(4)	(4)	(0.00)%
AWP Group Holdings, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	04/2026	12/2032	1,005	(4)	(4)	(0.00)%
Meta Buyer LLC
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	12/2025	12/2031	412	(1)	(2)
	First lien (3)(12)(15) - Undrawn	—	—	—	12/2025	12/2027	642	—	(3)
								(1)	(5)	(0.00)%
Centegix Intermediate II, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	03/2026	03/2028	1,177	—	(6)	(0.00)%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	08/2022	08/2029	316	(6)	(6)	(0.00)%
Bullhorn, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	09/2019	10/2029	811	(6)	(6)	(0.00)%
NC Topco, LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	08/2024	09/2031	669	(3)	(7)	(0.00)%
Digicert, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	07/2025	07/2030	1,119	(8)	(8)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	08/2024	08/2030	519	(5)	(10)	(0.00)%
Daxko Acquisition Corporation
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	10/2021	10/2028	986	(10)	(11)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Fullsteam Operations LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	08/2025	08/2031	$467	$(2)	$(2)
	First lien (3)(12)(15) - Undrawn	—	—	—	08/2025	08/2027	2,074	—	(10)
								(2)	(12)	(0.00)%
OEConnection LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	04/2024	12/2028	495	—	(7)
	First lien (3)(12)(15) - Undrawn	—	—	—	04/2024	12/2032	618	(3)	(8)
								(3)	(15)	(0.00)%
Jawbreaker Topco, L.P. (24)
Jawbreaker Parent, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	01/2026	01/2029	1,503	—	(8)
	First lien (3)(12)(15) - Undrawn	—	—	—	01/2026	01/2033	1,503	(8)	(8)
								(8)	(16)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	04/2025	04/2032	819	(3)	(3)
	First lien (3)(12)(15) - Undrawn	—	—	—	04/2025	04/2032	2,028	(8)	(8)
	First lien (3)(12)(15) - Undrawn	—	—	—	04/2025	10/2027	2,738	—	(10)
								(11)	(21)	(0.00)%
MRI Software LLC
Software	First lien (3)(12)(15) - Undrawn	—	—	—	01/2020	02/2028	1,502	(8)	(26)	(0.00)%
Bonterra LLC
Software	First lien (3)(12)(15) - Undrawn	—	—	—	03/2025	03/2032	1,303	(3)	(30)	(0.00)%
Acumatica Holdings, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	07/2025	07/2032	9,403	—	(31)	(0.00)%
Diligent Corporation
Software	First lien (3)(12)(15) - Undrawn	—	—	—	04/2024	08/2030	1,371	(5)	(35)	(0.00)%
Model N, Inc.
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	06/2024	06/2031	4,825	(24)	(41)	(0.00)%
TigerConnect, Inc.
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	02/2022	08/2029	4,267	(43)	(42)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Xactly Corporation
Software	First lien (3)(12)(15) - Undrawn	—	—	—	07/2017	07/2027	$992	$(10)	$(56)	(0.01)%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	06/2030	3,707	(26)	(60)	(0.01)%
Logrhythm, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	07/2024	07/2029	420	(6)	(65)	(0.01)%
Eclipse Topco, Inc. (27)
Eclipse Buyer Inc.
Financial Services & Technology	First lien (4)(12)(15) - Undrawn	—	—	—	09/2024	09/2026	1,206	—	(18)
	First lien (3)(12)(15) - Undrawn	—	—	—	09/2024	09/2031	4,190	(21)	(62)
								(21)	(80)	(0.01)%
Viper Bidco. Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	11/2024	11/2026	1,838	—	(36)
	First lien (3)(12)(15) - Undrawn	—	—	—	11/2024	11/2031	3,320	(17)	(65)
								(17)	(101)	(0.01)%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	02/2022	02/2028	1,969	(10)	(109)	(0.01)%
Einstein Parent, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	01/2025	01/2031	5,750	(57)	(138)	(0.01)%
iCIMS, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	08/2022	08/2028	2,506	(22)	(159)	(0.02)%
PetVet Care Centers, LLC
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	10/2023	11/2029	2,596	(26)	(362)	(0.03)%
Total Unfunded Debt Investments - United States								$(742)	$(1,466)	(0.12)%
Unfunded Debt Investments - Australia
Adelaide Borrower, LLC**
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	05/2030	$613	$(6)	$(4)
	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	11/2027	1,048	—	(7)
								(6)	(11)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	12/2022	12/2028	$790	$(6)	$(16)	(0.00)%
Total Unfunded Debt Investments - Australia								$(12)	$(27)	(0.00%)
Unfunded Debt Investments - Switzerland
Matterhorn Finco, Inc.**
Software	First lien (3)(12)(15) - Undrawn	—	—	—	03/2026	03/2033	$1,985	$(10)	$(10)	(0.00)%
Total Unfunded Debt Investments - Switzerland								$(10)	$(10)	(0.00%)
Unfunded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	02/2024	02/2030	$2,989	$(37)	$—	—%
Total Unfunded Debt Investments - United Kingdom								$(37)	$—	—%
Total Unfunded Debt Investments								$(801)	$(1,503)	(0.12)%
Total Non-Controlled/Non-Affiliated Investments								$1,680,189	$1,589,609	153.65%
Non-Controlled/Affiliated Investments (36)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (20)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(12)	SOFR(Q)*	14.00%/PIK	17.85%	12/2020	01/2028	$29,089	$29,048	$29,089	2.81%
Eagle Infrastructure Super HoldCo, LLC (28)
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.)
Business Services	First lien (2)(11)(12)	SOFR(Q)	7.50%	11.38%	03/2023	04/2028	10,628	10,628	10,628
	First lien (3)(12)	SOFR(Q)	7.50%	11.38%	03/2023	04/2028	340	340	340
								10,968	10,968	1.06%
Permian Holdco 3, Inc.
Permian Trust
Energy	Trust Claim(7)(12)	FIXED(Q)(17)*	10.00%/PIK	10.00%	03/2021	—	247	—	—
	First lien (3)(12)	SOFR(Q)(17)*	10.00%/PIK	11.00%	07/2020	—	3,409	—	—
								—	—	—%
Total Funded Debt Investments - United States								$40,016	$40,057	3.87%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Equity - United States
TVG-Edmentum Holdings, LLC(20)
Education	Series C-2 Preferred Units(3)(12)	FIXED(Q)*	15.00%/PIK	15.00%	05/2024	—	3,480	$9,385	$9,385
	Class B-1 Common Shares (3)(12)	—	—	—	12/2020	—	24,450	43,212	5,000
	Class B-2 Common Shares (3)(12)	—	—	—	12/2020	—	24,450	24,839	—
								77,436	14,385	1.39%
Eagle Infrastructure Super HoldCo, LLC
Business Services	Ordinary Shares (3)(12)	—	—	—	03/2023	—	72,536	4,104	13,510	1.31%
Sierra Hamilton Holdings Corporation
Energy	Ordinary Shares (2)(12)	—	—	—	07/2017	—	25,000,000	11,502	1,800
	Ordinary Shares (3)(12)	—	—	—	07/2017	—	2,786,000	1,282	201
								12,784	2,001	0.19%
Total Shares - United States								$94,324	$29,896	2.89%
Total Non-Controlled/Affiliated Investments								$134,340	$69,953	6.76%
Controlled Investments (37)
Funded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	6.00%	9.99%	10/2020	12/2027	$31,479	$31,479	$31,479
	First lien (3)(10)(12)	SOFR(Q)	9.00%	12.99%	10/2020	12/2027	23,336	23,336	23,336
								54,815	54,815	5.30%
New Benevis Topco, LLC (22)
New Benevis Holdco, Inc.
Healthcare	First lien (2)(12)	FIXED(Q)*	12.00%/PIK	12.00%	10/2020	10/2028	25,643	25,643	25,643
	Subordinated (3)(12)	FIXED(M)*	12.00%/PIK	12.00%	10/2020	10/2028	28,541	28,402	28,541
								54,045	54,184	5.24%
Total Funded Debt Investments - United States								$108,860	$108,999	10.54%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership Interest (3)(12)	—	—	—	05/2018	—	—	$160,000	$157,872	15.26%
NM NL Holdings, L.P.**
Net Lease	Membership Interest (6)(12)	—	—	—	06/2018	—	—	76,444	112,303	10.85%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

NMFC Senior Loan Program IV LLC**
Investment Fund	Membership Interest (3)(12)	—	—	—	05/2021	—	—	$112,400	$105,532	10.20%
UniTek Global Services, Inc.
Business Services	Preferred Shares (3)(12)	FIXED(Q)*	20.00%/PIK	20.00%	08/2018	—	71,095,414	67,771	71,095
	Preferred Shares (3)(12)	—	—	—	06/2017	—	80,994,293	29,318	18,434
	Preferred Shares (2)(12)	—	—	—	01/2015	—	29,326,545	26,946	—
	Preferred Shares (3)(12)	—	—	—	01/2015	—	141,354,439	7,447	—
	Ordinary Shares (2)(12)	—	—	—	01/2015	—	2,096,477	1,925	—
	Ordinary Shares (3)(12)	—	—	—	01/2015	—	10,697,948	532	—
	Preferred Shares (3)(12)	—	—	—	02/2026	—	21,117,531	—	—
								133,939	89,529	8.65%
New Benevis Topco, LLC (22)
Healthcare	Common Stock (2)(12)	—	—	—	10/2020	—	325,516	27,154	24,446
	Common Stock (3)(12)	—	—	—	10/2020	—	152,548	12,768	11,457
								39,922	35,903	3.47%
New Permian Holdco, Inc.
Energy	Ordinary Shares (3)(12)	—	—	—	10/2020	—	100	11,155	11,000	1.06%
NM YI, LLC
Net Lease	Membership Interest (6)(12)	—	—	—	09/2019	—	—	6,272	8,687	0.84%
NM GP Holdco, LLC**
Net Lease	Membership Interest (6)(12)	—	—	—	06/2018	—	—	907	418	0.04%
Total Shares - United States								$541,039	$521,244	50.37%
Total Shares								$541,039	$521,244	50.37%
Total Funded Investments								$649,899	$630,243	60.91%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(12)(15) - Undrawn	—	—	—	10/2020	12/2027	$415,000	$—	$—	—%
Total Unfunded Debt Investments - United States								$—	$—	—%
Total Controlled Investments								$649,899	$630,243	60.91%
Total Investments								$2,464,428	$2,289,805	221.32%

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
(3)Investment is held by New Mountain Finance Corporation.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

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
(13)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of June 30, 2026, the par value U.S. dollar equivalent of the Viper Bidco, Inc. first lien term loans is $15,718 and the Nelipak Holding Company first lien term loan, undrawn delayed draw term loan and undrawn revolver is $18,589, $7,322 and $1,366, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
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
(16)Total Coupon is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest and dividends at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA) and Euro Interbank Offered Rate (EURIBOR) and which resets daily (D), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current coupon rate provided reflects the rate in effect as of June 30, 2026.
(17)Investment is on non-accrual status as of June 30, 2026. See Note 3. Investments, for details.
(18)The Company holds one claim related to a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $5,700 as of June 30, 2026. See Note 2. Summary of Significant Accounting Policies, for details.
(19)The Company holds an LP Interest in Firebird Co-Invest L.P. and a first lien term loan, a first lien delayed and a first lien revolver in Firebird Acquisition Corp, Inc., a wholly-owned subsidiary of Firebird Co-Invest L.P.
(20)The Company holds preferred shares and Class B-1 and Class B-2 of common equity in TVG-Edmentum Holdings, LLC and subordinated notes in Edmentum Ultimate Holdings, LLC, a wholly-owned subsidiary of TVG-Edmentum Holdings, LLC. As of June 30, 2026, the Company's stated value of the Company's Class B-1 and Class B-2 common equity investments, plus unpaid compounded dividends, was $48,080 and $29,707, respectively.
(21)The Company holds Class A common units in DCA TopCo LP and two first lien term loans in DCA Buyer, LLC, a wholly-owned subsidiary of DCA TopCo LP.
(22)The Company holds common shares in New Benevis Topco, LLC, and a first lien last out term loan and subordinated notes in New Benevis Holdco Inc., a wholly-owned subsidiary of New Benevis Topco, LLC.
(23)The Company holds ordinary shares in AAC Lender Holdings, LLC and two first lien term loans, a first lien revolver and subordinated notes in American Achievement Corporation, a partially-owned subsidiary of AAC Lender Holdings, LLC.
(24)The Company holds Class A-1 common units in Jawbreaker Topco, L.P., and two first lien term loans, a first lien delayed draw term loan and a first lien revolver in Jawbreaker Parent, Inc, a wholly-owned subsidiary of Jawbreaker Topco, L.P.
(25)The Company holds Class A common units and Class B common units in New ACI Holdings, LLC, one subordinated loan in New ACI Intermediate II, LLC and two first lien term loans in New ACI Buyer, LLC, a wholly-owned subsidiary of New ACI Holdings, LLC.
(26)The Company holds ordinary shares in FS WhiteWater Holdings, LLC, and a first lien term loan, a first lien revolver, and five first lien delayed draws in FS WhiteWater Borrower, LLC, a partially-owned subsidiary of FS WhiteWater Holdings, LLC.
(27)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2026, the Company's stated value of its equity investment, plus unpaid compounded dividends, was $1,632.
(28)The Company holds ordinary shares in Eagle Infrastructure Super HoldCo, LLC and two first lien term loans in Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.), a wholly-owned subsidiary of Eagle Infrastructure Super Holdco, LLC.
(29)The Company holds Class A-1 Common Units in Ambrosia Topco LLC and two first lien term loans, two subordinated loans and a first lien delayed draw in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Topco LLC.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

(30)The Company's Series A preferred equity investment and Series B preferred equity investment in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) are entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2026, the Company's stated value of its Series A and Series B preferred equity investment, plus unpaid compounded dividends, was $3,835 and $3,691, respectively.
(31)The Company's common equity investment in HBWM Holdings, LLC. is entitled to receive cumulative return that are calculated using the unreturned original investment plus any unpaid capitalized dividends. As of June 30, 2026, the Company's unreturned original investment, plus any unpaid compounded dividends, was $4,810.
(32)The Company's preferred equity investment in Knockout Intermediate Holdings I, Inc. is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2026, the Company's stated value of its share, plus unpaid compounded dividends, was $14,279.
(33)The Company's Series A preferred equity investment in Symplr Software Intermediate Holdings, Inc. is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2026, the Company's stated value of its equity investment, plus unpaid compounded dividends, was $19,839.
(34)The Company's preferred equity investment in Dealer Tire Holdings, LLC is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2026, the Company's stated value of its share, plus unpaid compounded dividends, was $27,116.
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

(36)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of June 30, 2026 and December 31, 2025, along with transactions during the six months ended June 30, 2026 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2026	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.) / Eagle Infrastructure Super HoldCo, LLC	$18,337	$—	$—	$6,141	$24,478	$—	$625	$735	$—
Sierra Hamilton Holdings Corporation	2,000	—	—	—	2,000	—	—	—	—
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	40,365	3,119	—	(9)	43,475	—	2,454	666	125
Total Non-Controlled/Affiliated Investments	$60,702	$3,119	$—	$6,132	$69,953	$—	$3,079	$1,401	$125

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

(37)    Denotes investments in which the Company "controls", as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of June 30, 2026 and December 31, 2025, along with transactions during the six months ended June 30, 2026 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2026	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
National HME, Inc./NHME Holdings Corp.	$—	$—	$(12,872)	$12,872	$—	$(12,872)	$—	$—	$—
New Benevis Topco, LLC / New Benevis Holdco, Inc.	154,464	7,255	(76,831)	5,199	90,087	(5,717)	5,147	—	—
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	63,833	2,982	—	(1,000)	65,815	—	2,983	—	250
NM NL Holdings, L.P.	106,096	5,926	(3,729)	4,010	112,303	(2)	—	4,400	99
NM GP Holdco, LLC	390	75	(19)	(28)	418	—	—	22	—
NM YI LLC	8,641	—	—	46	8,687	—	—	466	—
NMFC Senior Loan Program III LLC	160,000	—	—	(2,128)	157,872	—	—	10,560	—
NMFC Senior Loan Program IV LLC	112,400	—	—	(6,868)	105,532	—	—	7,166	—
UniTek Global Services, Inc.	73,181	6,609	—	9,739	89,529	—	—	6,610	500
Total Controlled Investments	$679,005	$22,847	$(93,451)	$21,842	$630,243	$(18,591)	$8,130	$29,224	$849

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
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2026, 19.7% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.

Derivative Instruments
Interest Rate Swaps

		Company Receives		Company Pays
Counter Party	Fair Value at Hedge Item	Reference	Spread	Reference	Spread	Maturity Date	Fair Market Value	Upfront Payments/Receipts	Change in Unrealized Appreciation (Depreciation)(A)
Morgan Stanley Bank N.A.	February 2029 Notes	FIXED	6.88%	SOFR(M)	2.82%	02/2029	$34	$—	$(5,613)
Morgan Stanley Bank N.A.	October 2027 Notes	FIXED	6.20%	SOFR(M)	2.88%	10/2027	(2,968)	—	(2,601)
Total Interest Rate Swaps							$(2,934)	$—	$(8,214)

(A)For interest rate swaps designated in qualifying hedge relationships, the changes in fair value are recorded in interest expense within the Company's Consolidated Statement of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2026
(unaudited)

June 30, 2026
Investment Type	Percent of Total Investments at Fair Value
First lien	63.49%
Second lien	3.24%
Subordinated	4.30%
Structured Finance Obligations	0.14%
Equity and other	28.83%
Total investments	100.00%

June 30, 2026
Industry Type	Percent of Total Investments at Fair Value
Business Services	20.69%
Software	16.52%
Healthcare	16.11%
Investment Funds (includes investments in joint ventures)	11.64%
Consumer Services	6.11%
Financial Services & Technology	5.78%
Net Lease	5.30%
Education	5.17%
Distribution & Logistics	4.33%
Packaging	3.89%
Energy	2.96%
Food & Beverage	0.93%
Consumer Products	0.57%
Total investments	100.00%

June 30, 2026
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	87.78%
Fixed rates	12.22%
Total investments	100.00%

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
(24)The Company holds investments in two wholly-owned subsidiaries of Diamond Parent Holdings Corp. The Company holds two first lien term loans, a first lien delayed draw and a first lien revolver in Diligent Corporation and preferred equity in Diligent Preferred Issuer Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its equity investment, plus unpaid compounded dividends, was $15,827.
(25)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, two first lien delayed draws and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. . The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its equity investment, plus unpaid compounded dividends, was $20,249.
(26)The Company holds ordinary shares in FS WhiteWater Holdings, LLC, and a first lien term loan, a first lien revolver, and five first lien delayed draws in FS WhiteWater Borrower, LLC, a partially-owned subsidiary of FS WhiteWater Holdings, LLC.
(27)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its equity investment, plus unpaid compounded dividends, was $2,226.
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
(30)The Company's Series A preferred equity investment and Series B preferred equity investment in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) are entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its Series A and Series B preferred equity investment, plus unpaid compounded dividends, was $3,335 and $4,116, respectively.
(31)The Company's common equity investment in HBWM Holdings, LLC. is entitled to receive cumulative return that are calculated using the unreturned original investment plus any unpaid capitalized dividends. As of December 31, 2025, the Company's unreturned original investment, plus any unpaid compounded dividends, was $4,776.
(32)The Company's preferred equity investment in Knockout Intermediate Holdings I, Inc. is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its share, plus unpaid compounded dividends, was $13,323.
(33)The Company's Series A preferred equity investment in Symplr Software Intermediate Holdings, Inc. is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its equity investment, plus unpaid compounded dividends, was $25,639.
(34)The Company's preferred equity investment in Dealer Tire Holdings, LLC is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its share, plus unpaid compounded dividends, was $90,671.
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

June 30, 2026
(in thousands, except shares and per share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through June 30, 2026, NMFC has raised approximately $1,034,550 in net proceeds from additional offerings of its common stock.
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
The Company’s portfolio may be concentrated in a limited number of industries. As of June 30, 2026, the Company’s top five industry concentrations were business services, software, healthcare, investment funds (which includes the Company's investments in its joint ventures) and consumer services.
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments as of June 30, 2026 are disclosed on the Company's Consolidated Schedule of Investments.
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

Below is certain summarized property information for NMNLC as of June 30, 2026:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2026
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$112,721
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,687
					$121,408
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. Upon the counterparty's failure to perform its contractual obligation to repurchase the collateral, the Company's asset no longer represents an interest-bearing collateralized agreement to resell but instead represents a contractual claim in the liquidation proceedings.
As of June 30, 2026, the Company held one claim related to the collateralized agreement to resell with a cost basis of $30,000 and a fair value of $5,700. As of December 31, 2025, the Company held one collateralized agreement to resell with a cost basis of $30,000 and a fair value of $13,500.
The claim arises from a collateralized agreement to resell that was guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral.
A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2026 and December 31, 2025. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2026, the Company recognized PIK interest from investments of $5,415 and $10,552, respectively, and non-cash dividends from investments of $4,882 and $10,203, respectively. For the three and six months ended June 30, 2025, the Company recognized PIK interest from investments of $6,888 and $14,476, respectively, and non-cash dividends from investments of $6,642 and $14,830, respectively.
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
The following table summarizes the current income tax expense (benefit), deferred income tax (benefit) provision and total income tax (benefit) provision, for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Current income tax expense (benefit)	$19	$8	$23	$(11)
Deferred income tax (benefit) provision	(59)	21	(146)	43
Total income tax (benefit) provision	$(40)	$29	$(123)	$32

As of June 30, 2026 and December 31, 2025, the Company had $1,670 and $1,819, respectively, of deferred tax liabilities, primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Under the Old Repurchase Program and the Repurchase Program, the Company is permitted, but is not obligated, to repurchase its outstanding shares of common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. The Old Repurchase Program terminated on October 8, 2025 upon the repurchase of $50,000 of the Company's common stock. The Company expects the Repurchase Program to be in place until the earlier of December 31, 2026 or until $150,000 worth of its common stock have been repurchased.
During the three and six months ended June 30, 2026, the Company repurchased a total of 1,122,761 and 8,185,998 shares, respectively, of the Company's common stock in the open market for $8,966 and $65,563, respectively, including commissions paid. During the three and six months ended June 30, 2025, the Company repurchased 925,216 and 925,216 shares, respectively, of the Company's common stock in the open market for $9,642 and $9,642, respectively, including commissions paid. Since the inception of the Repurchase Program through June 30, 2026, the Company repurchased $70,462 worth of its common stock under the Repurchase Program.
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
Note 3. Investments
At June 30, 2026, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,510,307	$1,453,636
Second lien	88,279	74,299
Subordinated	98,129	98,429
Structured Finance Obligations	3,232	3,191
Equity and other	764,481	660,250
Total investments	$2,464,428	$2,289,805

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$515,611	$473,876
Software	405,761	378,288
Healthcare	398,944	368,847
Investment Funds (includes investments in joint ventures)	275,632	266,595
Consumer Services	144,795	139,986
Financial Services & Technology	128,804	132,238
Net Lease	83,623	121,408
Education	199,121	118,313
Distribution & Logistics	109,253	99,060
Packaging	88,305	89,056
Energy	78,754	67,816
Food & Beverage	21,100	21,250
Consumer Products	14,725	13,072
Total investments	$2,464,428	$2,289,805

At December 31, 2025, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,854,022	$1,818,215
Second lien	104,890	91,179
Subordinated	128,705	121,487
Structured Finance Obligations	3,232	3,277
Equity and other	821,266	707,855
Total investments	$2,912,115	$2,742,013

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$533,638	$526,440
Business Services	573,549	516,701
Healthcare	517,598	463,591
Investment Funds (includes investments in joint ventures)	275,632	275,677
Consumer Services	193,415	192,842
Financial Services & Technology	165,745	172,215
Distribution & Logistics	162,382	158,599
Education	195,960	118,507
Net Lease	81,370	115,127
Packaging	76,052	75,324
Energy	75,771	65,833
Food & Beverage	21,193	21,177
Business Products	15,897	16,026
Consumer Products	14,283	14,283
Specialty Chemicals & Materials	9,630	9,671
Total investments	$2,912,115	$2,742,013
As of June 30, 2026, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $31,406, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an initial aggregate principal amount of $13,479 of its first lien term loans on non-accrual status. During the third quarter of 2023, the Company placed the remaining aggregate principal amount of $17,927 of its first lien term loans on non-accrual status. As of June 30, 2026, the Company's positions in AAC on non-accrual status had total unearned interest income of $1,417 and $2,784, respectively, for the three and six months then ended.
During the second quarter of 2024, the Company placed its junior Series B preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. As of June 30, 2026, the Company's junior preferred shares in Transcendia had total unearned income of $124 and $242, respectively, for the three and six months then ended.
During the first quarter of 2026, the Company placed its first lien positions in Convey Health Solutions, Inc. ("Convey") on non-accrual status. As of June 30, 2026, the Company's first lien positions in Convey had total unearned income of $359 and $687, respectively, for the three and six months then ended.
During the second quarter of 2026, the Company placed its Series A preferred shares in Symplr Software Intermediate Holdings, Inc. ("Symplr") on non-accrual status. As of June 30, 2026, the Company's preferred shares in Symplr had total unearned income of $709 and $709, respectively, for the three and six months then ended.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. As a result of the settlement and the counterparty's failure to satisfy its contractual obligations, the Company's rights under the SPP Agreement have been converted into a contractual claim being pursued through the Cayman Islands liquidation proceedings. Accordingly, the Company no longer classifies the asset as a collateralized securities purchase and put agreement and instead classifies the position as a claim. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of June 30, 2026, the claim had a cost basis of $14,500 and a fair value of $2,755. As of December 31, 2025, the SPP Agreement had a cost basis of $14,500 and a fair value of $6,525.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of June 30, 2026, the Company and SkyKnight II have committed and contributed $160,000 and $40,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2026 and December 31, 2025.
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

As of June 30, 2026 and December 31, 2025, SLP III had total investments with an aggregate fair value of approximately $919,844 and $941,427, respectively, and debt outstanding under its credit facility of $800,700 and $672,700, respectively. Additionally, as of June 30, 2026 and December 31, 2025, SLP III had unfunded commitments in the form of delayed draws of $4,400 and $6,867, respectively.
During the first quarter of 2026, SLP III placed its first lien positions in Convey on non-accrual status. As of June 30, 2026, SLP III's first lien positions in Convey had total unearned income of $208 and $416, respectively, for the three and six months then ended.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
First lien investments (1)	$990,055	$971,559
Weighted average interest rate on first lien investments (2)	7.45%	8.36%
Number of portfolio companies in SLP III	105	105
Largest portfolio company investment (1)	$19,692	$19,791
Total of five largest portfolio company investments (1)	$93,091	$93,239

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of June 30, 2026:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
Accelya Lux Finco S.a r.l.	Business Services	SOFR(Q)	5.25%	8.98%	10/2032	$16,404	$16,099	$15,625
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	7.51%	12/2027	2,315	2,312	2,082
AmSpec Parent, LLC	Energy	SOFR(Q)	3.00%	7.23%	12/2031	9,445	9,431	9,489
Ardonagh Midco 3 Limited	Business Services	SOFR(S)	3.00%	6.63%	02/2031	1,980	1,972	1,922
Asurion, LLC	Business Services	SOFR(Q)	4.25%	7.91%	09/2030	3,600	3,508	3,569
Asurion, LLC	Business Services	SOFR(Q)	4.25%	7.91%	09/2030	1,975	1,950	1,956
Asurion, LLC	Business Services	SOFR(Q)	3.75%	7.41%	02/2033	12,968	12,905	12,296
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	6.89%	02/2032	3,086	3,086	3,058
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.25%	6.89%	12/2030	10,916	10,866	10,787
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.50%	7.14%	12/2032	7,164	7,062	7,090
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.25%	6.89%	06/2033	7,702	7,625	7,648
Berlin Packaging L.L.C.	Packaging	SOFR(Q)	3.25%	6.97%	06/2031	8,691	8,690	8,659
BIFM CA Buyer Inc.	Business Services	SOFR(M)	3.25%	6.89%	05/2028	9,004	8,990	9,044
Capstone Borrower, Inc.	Business Services	SOFR(Q)	2.75%	6.48%	06/2030	9,106	8,681	8,757
Cardinal Parent, Inc.	Financial Services & Technology	SOFR(Q)	4.50%	8.38%	11/2027	11,566	11,481	10,246
Chrysaor Bidco S.a r.l.	Financial Services & Technology	SOFR(Q)	3.00%	6.67%	10/2031	2,105	2,105	2,111
Citrin Cooperman Advisors LLC	Financial Services & Technology	SOFR(Q)	3.00%	6.73%	04/2032	8,427	8,389	8,213
Cleanova US Holdings LLC	Business Products	SOFR(Q)	4.75%	8.41%	06/2032	17,411	17,258	17,091
Cloudera, Inc.	Software	SOFR(M)	3.75%	7.49%	10/2028	13,989	13,858	10,919
Clydesdale Acquisition Holdings, Inc.	Packaging	SOFR(M)	3.25%	6.89%	04/2032	9,289	9,285	8,945
Cohnreznick Advisory LLC	Financial Services & Technology	SOFR(Q)	3.25%	6.98%	03/2032	9,560	9,533	9,349
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	7.76%	11/2028	4,579	4,569	4,084
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.00%	6.73%	02/2029	6,706	6,691	6,748
ConnectWise, LLC	Software	SOFR(Q)	3.50%	7.49%	09/2028	11,452	11,444	10,577
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)(3)	1.31% + 3.94%/PIK	9.08%	07/2029	8,814	8,707	1,103
CoreLogic, Inc. (fka First American Corporation, The)	Business Services	SOFR(M)	3.50%	7.26%	06/2028	796	786	788
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	7.51%	10/2028	2,520	2,515	1,617
CVET Midco 2, L.P.	Distribution & Logistics	SOFR(Q)	5.00%	8.73%	10/2029	9,656	9,395	9,378
Dayforce Bidco, LLC	Software	SOFR(Q)	3.00%	6.66%	02/2033	5,549	5,382	5,076
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.00%	6.64%	07/2031	11,377	11,334	11,306
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.25%	6.89%	07/2032	8,958	8,921	8,986
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	3.75%	7.41%	10/2029	10,150	9,917	10,123
EAB Global, Inc.	Education	SOFR(M)	3.00%	6.64%	08/2030	10,031	9,850	9,066
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	7.98%	04/2029	13,794	13,659	13,894
Eisner Advisory Group LLC	Financial Services & Technology	SOFR(M)	4.00%	7.64%	02/2031	11,285	11,191	11,107
Embecta Corp.	Healthcare	SOFR(Q)	3.00%	6.73%	03/2029	3,767	3,775	3,000
Finastra USA, Inc.	Financial Services & Technology	SOFR(S)	4.00%	7.75%	09/2032	12,342	12,235	11,410
First Advantage Holdings, LLC	Business Services	SOFR(Q)	2.75%	6.48%	10/2031	1,271	1,260	1,258
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	7.16%	03/2028	10,334	10,338	8,067
FNZ Group Entities Limited	Financial Services & Technology	SOFR(Q)	5.00%	8.66%	11/2031	10,126	9,959	8,106
Forgent Power LLC	Business Products	SOFR(Q)	2.25%	5.95%	12/2032	12,717	12,597	12,776
Foundational Education Group, Inc.	Education	SOFR(Q)	4.25%	8.18%	08/2028	13,990	13,925	13,010
Groundworks, LLC	Business Services	SOFR(M)	3.00%	6.65%	03/2031	10,049	10,021	10,022

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Heartland Dental, LLC	Healthcare	SOFR(M)	3.50%	7.14%	08/2032	$13,826	$13,795	$13,852
Help/Systems Holdings, Inc.	Software	SOFR(Q)	6.00%	9.77%	05/2029	11,085	11,068	8,452
HIG Finance 2 Limited	Financial Services & Technology	SOFR(M)	2.75%	6.39%	02/2031	6,467	6,286	6,089
HIG Operations Holdings, Inc.	Business Services	SOFR(M)	4.50%	8.14%	06/2031	11,790	11,750	11,790
HIG Operations Holdings, Inc.	Business Services	SOFR(M)	4.50%	8.14%	06/2031	1,118	1,118	1,118
Houghton Mifflin Harcourt Company	Education	SOFR(Q)	5.25%	9.01%	04/2029	7,945	7,800	6,313
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)	4.00%	7.73%	02/2032	16,558	16,458	16,475
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.08%	08/2028	12,747	12,683	12,233
Jones DesLauriers Insurance Management Inc.	Business Services	SOFR(Q)	3.00%	6.66%	02/2033	7,761	7,641	7,449
Kaseya Inc.	Software	SOFR(Q)	3.25%	6.91%	03/2032	12,756	12,734	9,928
KnowBe4, Inc.	Education	SOFR(Q)	3.75%	7.41%	07/2032	7,137	7,136	5,603
LI Group Holdings, Inc.	Education	SOFR(M)	3.50%	7.26%	03/2028	3,010	3,008	3,009
LSCS Holdings, Inc.	Healthcare	SOFR(Q)	4.50%	8.23%	03/2032	14,788	14,705	14,543
LTR Intermediate Holdings, Inc.	Specialty Chemicals & Materials	SOFR(M)	3.75%	7.39%	12/2032	7,897	7,860	7,925
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	3.00%	6.62%	11/2030	5,039	5,000	4,919
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(Q)	3.00%	6.67%	05/2028	12,530	12,495	12,526
MED ParentCo, LP	Healthcare	SOFR(M)	3.00%	6.64%	04/2031	10,328	10,291	10,352
Michael Baker International, LLC	Business Services	SOFR(Q)	4.00%	7.66%	12/2028	5,506	5,506	5,511
Michael Baker International, LLC	Business Services	SOFR(Q)	4.50%	8.23%	12/2028	2,168	2,112	2,170
Neon Maple Purchaser Inc.	Financial Services & Technology	SOFR(M)	2.50%	6.14%	11/2031	5,731	5,735	5,597
Nexus Buyer LLC	Financial Services & Technology	SOFR(M)	4.00%	7.64%	07/2031	13,941	13,876	13,526
Nielsen Consumer, Inc.	Business Services	SOFR(M)	2.25%	5.89%	10/2030	5,742	5,395	5,685
Oak-Eagle Acquireco, Inc.	Consumer Services	SOFR(M)	3.50%	6.73%	03/2033	5,470	5,388	5,490
Oceankey (U.S.) II Corp.	Software	SOFR(M)	3.50%	7.24%	12/2028	13,941	13,945	13,395
Orbit Private Holdings I Ltd	Financial Services & Technology	SOFR(S)	3.75%	7.60%	12/2031	9,339	9,306	9,347
Orion Midco Ltd	Financial Services & Technology	SOFR(Q)	3.50%	7.17%	10/2032	10,277	10,267	10,295
Osaic Holdings, Inc.	Financial Services & Technology	SOFR(Q)	2.50%	6.23%	07/2032	5,561	5,561	5,496
Osmose Utilities Services, Inc.	Specialty Chemicals & Materials	SOFR(M)	3.25%	7.01%	06/2028	13,878	13,455	13,818
Outcomes Group Holdings, Inc.	Healthcare	SOFR(M)	3.00%	6.64%	05/2031	4,067	4,055	4,084
OVG Business Services, LLC	Business Services	SOFR(M)	3.00%	6.64%	06/2031	2,755	2,742	2,762
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.25%	6.91%	02/2029	4,336	4,178	3,965
Perforce Software, Inc.	Software	SOFR(M)	4.75%	8.39%	03/2031	4,015	4,001	2,072
Physician Partners, LLC	Healthcare	SOFR(Q)	6.00%	9.73%	12/2029	3,344	3,235	3,335
Physician Partners, LLC	Healthcare	SOFR(Q)	1.50% + 2.50%/PIK	7.88%	12/2029	2,840	2,827	2,580
Pioneer AcquisitionCo, LLC	Business Services	SOFR(Q)	2.50%	6.15%	10/2032	7,904	7,886	7,919
Planview Parent, Inc.	Software	SOFR(Q)	3.50%	7.23%	12/2027	13,435	13,355	11,617
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.25%	6.98%	10/2030	13,437	13,253	9,816
Pushpay USA Inc.	Financial Services & Technology	SOFR(M)	3.75%	7.39%	08/2031	13,833	13,815	13,003
Quartz AcquireCo, LLC	Business Services	SOFR(Q)	2.25%	5.98%	06/2030	2,625	2,617	2,202
RealPage, Inc.	Software	SOFR(Q)	3.00%	6.99%	04/2028	5,523	5,513	5,176
RealPage, Inc.	Software	SOFR(Q)	3.75%	7.48%	04/2028	7,441	7,348	7,015
Rithum Holdings, Inc. (fka CommerceHub, Inc.)	Software	SOFR(Q)	4.75%	8.48%	07/2032	15,666	15,571	14,833

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

RLG Holdings, LLC	Packaging	SOFR(Q)	4.25%	8.18%	07/2028	$7,069	$6,855	$4,069
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.00%	8.64%	12/2030	5,124	5,030	5,117
Secretariat Advisors LLC	Business Services	SOFR(Q)	4.00%	7.73%	02/2032	9,741	9,709	9,577
Secure Acquisition, Inc.	Packaging	SOFR(M)	3.75%	7.39%	12/2028	3,829	3,828	3,831
SonarSource Financing, LLC	Software	SOFR(Q)	4.50%	8.18%	12/2030	11,270	11,114	10,509
Sovos Compliance, LLC (fka Taxware, LLC)	Software	SOFR(M)	3.25%	6.89%	08/2029	11,063	10,966	10,398
Spring Education Group, Inc.	Education	SOFR(Q)	3.25%	6.98%	10/2030	13,096	12,994	13,085
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	7.00%	10.67%	04/2030	9,975	9,626	9,663
Storable, Inc.	Software	SOFR(M)	3.25%	6.89%	04/2031	9,907	9,832	8,891
Summit Acquisition Inc.	Business Services	SOFR(M)	3.50%	7.14%	10/2031	6,438	6,413	6,443
Sword Purchaser, LLC	Packaging	SOFR(M)	4.00%	7.64%	04/2033	4,460	4,237	4,358
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	8.26%	12/2027	15,160	15,125	9,998
Team.blue Finco SARL	Software	SOFR(Q)	3.25%	6.98%	07/2032	8,542	8,551	8,190
Tegra118 Wealth Solutions, Inc.	Financial Services & Technology	SOFR(Q)	4.00%	7.67%	01/2033	11,756	11,668	11,808
Tempo Acquisition, LLC	Business Services	SOFR(M)	1.75%	5.39%	08/2028	2,134	1,798	1,810
Therapy Brands Holdings LLC	Healthcare	SOFR(Q)	4.00%	7.93%	05/2028	3,954	3,947	3,663
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	7.98%	08/2028	13,437	13,432	13,306
Tricorbraun Holdings, Inc.	Packaging	SOFR(M)	3.25%	6.89%	03/2031	11,064	11,028	10,380
UKG Inc.	Software	SOFR(Q)	2.25%	5.91%	02/2031	5,283	5,192	4,987
US Fertility Enterprises, LLC	Healthcare	SOFR(Q)	3.25%	6.98%	12/2032	7,515	7,479	7,548
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	8.89%	10/2028	11,195	11,267	11,208
Valcour Packaging, LLC	Packaging	SOFR(M)	3.75%	7.50%	10/2028	3,212	3,212	2,575
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)	4.00%	7.64%	10/2031	11,396	11,377	10,758
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	3.75%	7.48%	07/2029	11,131	11,124	10,957
VT Topco, Inc.	Business Services	SOFR(M)	3.00%	6.64%	08/2030	11,115	10,964	10,922
Xplor T1, LLC	Financial Services & Technology	SOFR(Q)	3.25%	6.91%	12/2032	19,692	19,612	18,116
Zelis Cost Management Buyer, Inc.	Healthcare	SOFR(M)	3.25%	6.89%	11/2031	19,365	19,367	18,935
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.25%	8.92%	02/2028	5,209	5,150	5,209
Total Funded Investments						$985,655	$977,224	$919,954
Unfunded Investments - First lien
Citrin Cooperman Advisors LLC	Financial Services & Technology		—	—	04/2027	$2,273	$(23)	$(80)
Cohnreznick Advisory LLC	Financial Services & Technology		—	—	03/2027	555	—	(12)
Secretariat Advisors LLC	Business Services		—	—	02/2027	1,189	1	(20)
US Fertility Enterprises, LLC	Healthcare		—	—	12/2027	383	(2)	2
Total Unfunded Investments						$4,400	$(24)	$(110)
Total Investments						$990,055	$977,200	$919,844

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2026.
(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of directors does not determine the fair value of the investments held by SLP III.
(3)Investment is on non-accrual status as of June 30, 2026.

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

Below is certain summarized financial information for SLP III as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and June 30, 2025:

Selected Balance Sheet Information:	June 30, 2026	December 31, 2025
Investments at fair value (cost of $977,200 and $957,232)	$919,844	$941,427
Cash and other assets	35,195	28,469
Receivable from unsettled securities sold	4,577	—
Total assets	$959,616	$969,896

Credit facility	$800,700	$672,700
Deferred financing costs (net of accumulated amortization of $8,557 and $7,948, respectively)	(3,699)	(4,308)
Payable for unsettled securities purchased	7,671	105,171
Distribution payable	6,000	7,000
Other liabilities	10,715	8,462
Total liabilities	821,387	789,025

Members' capital	$138,229	$180,871
Total liabilities and members' capital	$959,616	$969,896

Selected Statement of Operations Information:	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest income	$19,164	$14,936	$37,380	$30,067
Other income	158	113	433	189
Total investment income	19,322	15,049	37,813	30,256

Interest and other financing expenses	12,104	8,037	23,355	16,217
Other expenses	322	297	721	603
Total expenses	12,426	8,334	24,076	16,820
Net investment income	6,896	6,715	13,737	13,436

Net realized (losses) gains on investments	(974)	144	(1,628)	465
Net change in unrealized depreciation of investments	(8,593)	(170)	(41,551)	(8,317)
Net (decrease) increase in members' capital	$(2,671)	$6,689	$(29,442)	$5,584
For the three and six months ended June 30, 2026, the Company earned approximately $4,800 and $10,560, respectively, of dividend income related to SLP III, which is included in dividend income. For the three and six months ended June 30, 2025, the Company earned approximately $5,600 and $11,400, respectively, of dividend income related to SLP III, which is included in dividend income. As of June 30, 2026 and December 31, 2025, approximately $4,800 and $5,600, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of June 30, 2026, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2026 and December 31, 2025.
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
As of June 30, 2026 and December 31, 2025, SLP IV had total investments with an aggregate fair value of approximately $624,995 and $641,452, respectively, and debt outstanding under its credit facility of $534,137 and $471,737, respectively. Additionally, as of June 30, 2026 and December 31, 2025, SLP IV had unfunded commitments in the form of delayed draws of $2,708 and $4,796, respectively.
During the first quarter of 2026, SLP IV placed its first lien positions in Convey on non-accrual status. As of June 30, 2026, SLP IV's first lien positions in Convey had total unearned income of $84 and $164, respectively for the three and six months then ended.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
First lien investments (1)	$671,491	$664,399
Weighted average interest rate on first lien investments (2)	7.51%	8.67%
Number of portfolio companies in SLP IV	106	105
Largest portfolio company investment (1)	$18,327	$18,217
Total of five largest portfolio company investments (1)	$67,186	$64,111

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2026:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
Accelya Lux Finco S.a r.l.	Business Services	SOFR(Q)	5.25%	8.98%	10/2032	$10,446	$10,252	$9,950
ADG, LLC	Healthcare	SOFR(Q)	1.00% + 3.00%/PIK	7.88%	09/2026	18,327	18,325	13,609
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	7.51%	12/2027	1,786	1,784	1,606
AmSpec Parent, LLC	Energy	SOFR(Q)	3.00%	7.23%	12/2031	5,491	5,486	5,517
Asurion, LLC	Business Services	SOFR(Q)	4.25%	7.91%	09/2030	1,800	1,754	1,785
Asurion, LLC	Business Services	SOFR(Q)	4.25%	7.91%	09/2030	987	975	978
Asurion, LLC	Business Services	SOFR(Q)	3.75%	7.41%	02/2033	9,569	9,522	9,074
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	6.89%	02/2032	5,247	5,230	5,199
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.25%	6.89%	12/2030	7,858	7,827	7,764
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.50%	7.14%	12/2032	3,642	3,590	3,604
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.25%	6.89%	06/2033	1,733	1,716	1,721
Berlin Packaging L.L.C.	Packaging	SOFR(Q)	3.25%	6.97%	06/2031	4,902	4,905	4,884
BIFM CA Buyer Inc.	Business Services	SOFR(M)	3.25%	6.89%	05/2028	6,577	6,561	6,607
Capstone Borrower, Inc.	Business Services	SOFR(Q)	2.75%	6.48%	06/2030	5,785	5,519	5,564
Cardinal Parent, Inc.	Financial Services & Technology	SOFR(Q)	4.50%	8.38%	11/2027	7,008	6,935	6,208
Chrysaor Bidco S.a r.l.	Financial Services & Technology	SOFR(Q)	3.00%	6.67%	10/2031	1,553	1,553	1,558
Citrin Cooperman Advisors LLC	Financial Services & Technology	SOFR(Q)	3.00%	6.73%	04/2032	4,904	4,886	4,780
Cleanova US Holdings LLC	Business Products	SOFR(Q)	4.75%	8.41%	06/2032	11,124	11,012	10,919
Cloudera, Inc.	Software	SOFR(M)	3.75%	7.49%	10/2028	9,575	9,491	7,473
Clydesdale Acquisition Holdings, Inc.	Packaging	SOFR(M)	3.25%	6.89%	04/2032	5,518	5,519	5,313
Cohnreznick Advisory LLC	Financial Services & Technology	SOFR(Q)	3.25%	6.98%	03/2032	5,786	5,769	5,658
Confluence Technologies, Inc.	Software	SOFR(Q)	3.75%	7.63%	07/2028	9,550	9,533	7,966
Confluence Technologies, Inc.	Software	SOFR(Q)	5.00%	8.65%	07/2028	943	943	941
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	7.76%	11/2028	3,065	3,059	2,734
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.00%	6.73%	02/2029	6,706	6,691	6,748
ConnectWise, LLC	Software	SOFR(Q)	3.50%	7.49%	09/2028	6,572	6,578	6,070
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)(3)	1.31% + 3.94%/PIK	9.08%	07/2029	3,390	3,349	424
CoreLogic, Inc. (fka First American Corporation, The)	Business Services	SOFR(M)	3.50%	7.26%	06/2028	398	393	394
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	7.51%	10/2028	1,800	1,796	1,155
CVET Midco 2, L.P.	Distribution & Logistics	SOFR(Q)	5.00%	8.73%	10/2029	6,489	6,383	6,302
Dayforce Bidco, LLC	Software	SOFR(Q)	3.00%	6.66%	02/2033	3,003	2,924	2,747
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.00%	6.64%	07/2031	10,323	10,284	10,259
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.25%	6.89%	07/2032	7,247	7,229	7,269
Disco Parent, Inc.	Software	SOFR(Q)	3.00%	6.67%	08/2032	843	841	825
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	3.75%	7.41%	10/2029	6,833	6,657	6,815
EAB Global, Inc.	Education	SOFR(M)	3.00%	6.64%	08/2030	6,841	6,773	6,183
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	7.98%	04/2029	8,798	8,720	8,862
Eisner Advisory Group LLC	Financial Services & Technology	SOFR(M)	4.00%	7.64%	02/2031	6,843	6,775	6,735
Embecta Corp.	Healthcare	SOFR(Q)	3.00%	6.73%	03/2029	1,585	1,589	1,262
Finastra USA, Inc.	Financial Services & Technology	SOFR(S)	4.00%	7.75%	09/2032	8,234	8,165	7,613
First Advantage Holdings, LLC	Business Services	SOFR(Q)	2.75%	6.48%	10/2031	549	544	543
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	7.16%	03/2028	6,196	6,205	4,837
FNZ Group Entities Limited	Financial Services & Technology	SOFR(Q)	5.00%	8.66%	11/2031	7,180	7,061	5,747

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Forgent Power LLC	Business Products	SOFR(Q)	2.25%	5.95%	12/2032	$8,098	$8,021	$8,136
Foundational Education Group, Inc.	Education	SOFR(Q)	4.25%	8.18%	08/2028	10,873	10,809	10,112
Groundworks, LLC	Business Services	SOFR(M)	3.00%	6.65%	03/2031	6,420	6,390	6,402
Heartland Dental, LLC	Healthcare	SOFR(M)	3.50%	7.14%	08/2032	9,860	9,838	9,879
Help/Systems Holdings, Inc.	Software	SOFR(Q)	6.00%	9.77%	05/2029	6,017	6,010	4,588
HIG Finance 2 Limited	Financial Services & Technology	SOFR(M)	2.75%	6.39%	02/2031	2,985	2,892	2,810
HIG Operations Holdings, Inc.	Business Services	SOFR(M)	4.50%	8.14%	06/2031	7,087	7,087	7,087
HIG Operations Holdings, Inc.	Business Services	SOFR(M)	4.50%	8.14%	06/2031	1,233	1,233	1,233
Houghton Mifflin Harcourt Company	Education	SOFR(Q)	5.25%	9.01%	04/2029	8,130	7,960	6,460
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)	4.00%	7.73%	02/2032	10,544	10,479	10,491
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.08%	08/2028	9,702	9,614	9,311
Jones DesLauriers Insurance Management Inc.	Business Services	SOFR(Q)	3.00%	6.66%	02/2033	4,974	4,889	4,773
Kaseya Inc.	Software	SOFR(Q)	3.25%	6.91%	03/2032	8,111	8,096	6,313
KnowBe4, Inc.	Education	SOFR(Q)	3.75%	7.41%	07/2032	4,763	4,763	3,739
LSCS Holdings, Inc.	Healthcare	SOFR(Q)	4.50%	8.23%	03/2032	10,145	10,096	9,977
LTR Intermediate Holdings, Inc.	Specialty Chemicals & Materials	SOFR(M)	3.75%	7.39%	12/2032	5,029	5,005	5,046
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	3.00%	6.62%	11/2030	3,006	2,981	2,935
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(Q)	3.00%	6.67%	05/2028	8,450	8,434	8,447
MED ParentCo, LP	Healthcare	SOFR(M)	3.00%	6.64%	04/2031	7,254	7,225	7,271
Michael Baker International, LLC	Business Services	SOFR(Q)	4.00%	7.66%	12/2028	3,810	3,810	3,814
Michael Baker International, LLC	Business Services	SOFR(Q)	4.50%	8.23%	12/2028	1,263	1,230	1,264
Neon Maple Purchaser Inc.	Financial Services & Technology	SOFR(M)	2.50%	6.14%	11/2031	2,216	2,218	2,164
Nexus Buyer LLC	Financial Services & Technology	SOFR(M)	4.00%	7.64%	07/2031	8,864	8,822	8,600
Nielsen Consumer, Inc.	Business Services	SOFR(M)	2.25%	5.89%	10/2030	3,663	3,502	3,626
Oak-Eagle Acquireco, Inc.	Consumer Services	SOFR(M)	3.50%	6.73%	03/2033	1,962	1,933	1,969
Oceankey (U.S.) II Corp.	Software	SOFR(M)	3.50%	7.24%	12/2028	9,191	9,194	8,832
Orbit Private Holdings I Ltd	Financial Services & Technology	SOFR(S)	3.75%	7.60%	12/2031	5,956	5,935	5,961
Orion Midco Ltd	Financial Services & Technology	SOFR(Q)	3.50%	7.17%	10/2032	5,622	5,617	5,632
Osaic Holdings, Inc.	Financial Services & Technology	SOFR(Q)	2.50%	6.23%	07/2032	3,541	3,541	3,500
Osmose Utilities Services, Inc.	Specialty Chemicals & Materials	SOFR(M)	3.25%	7.01%	06/2028	8,829	8,560	8,790
Outcomes Group Holdings, Inc.	Healthcare	SOFR(M)	3.00%	6.64%	05/2031	2,815	2,806	2,826
OVG Business Services, LLC	Business Services	SOFR(M)	3.00%	6.64%	06/2031	1,754	1,746	1,759
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.25%	6.91%	02/2029	2,749	2,648	2,513
Perforce Software, Inc.	Software	SOFR(M)	4.75%	8.39%	03/2031	3,182	3,171	1,642
Physician Partners, LLC	Healthcare	SOFR(Q)	6.00%	9.73%	12/2029	2,770	2,674	2,762
Physician Partners, LLC	Healthcare	SOFR(Q)	1.50% + 2.50%/PIK	7.88%	12/2029	2,147	2,137	1,950
Pioneer AcquisitionCo, LLC	Business Services	SOFR(Q)	2.50%	6.15%	10/2032	5,033	5,021	5,043
Planview Parent, Inc.	Software	SOFR(Q)	3.50%	7.23%	12/2027	7,900	7,852	6,831
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.25%	6.98%	10/2030	9,659	9,526	7,056
Pushpay USA Inc.	Financial Services & Technology	SOFR(M)	3.75%	7.39%	08/2031	8,808	8,813	8,280
Quartz AcquireCo, LLC	Business Services	SOFR(Q)	2.25%	5.98%	06/2030	1,105	1,101	927
RealPage, Inc.	Software	SOFR(Q)	3.00%	6.99%	04/2028	3,517	3,510	3,296

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

RealPage, Inc.	Software	SOFR(Q)	3.75%	7.48%	04/2028	$4,074	$4,007	$3,841
Rithum Holdings, Inc. (fka CommerceHub, Inc.)	Software	SOFR(Q)	4.75%	8.48%	07/2032	10,010	9,944	9,478
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.00%	8.64%	12/2030	3,263	3,203	3,259
Secretariat Advisors LLC	Business Services	SOFR(Q)	4.00%	7.73%	02/2032	6,265	6,242	6,160
Secure Acquisition, Inc.	Packaging	SOFR(M)	3.75%	7.39%	12/2028	2,587	2,585	2,589
SonarSource Financing, LLC	Software	SOFR(Q)	4.50%	8.18%	12/2030	6,967	6,870	6,497
Sovos Compliance, LLC (fka Taxware, LLC)	Software	SOFR(M)	3.25%	6.89%	08/2029	6,677	6,630	6,276
Spring Education Group, Inc.	Education	SOFR(Q)	3.25%	6.98%	10/2030	10,102	10,023	10,094
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	7.00%	10.67%	04/2030	6,983	6,744	6,764
Storable, Inc.	Software	SOFR(M)	3.25%	6.89%	04/2031	5,561	5,535	4,991
Summit Acquisition Inc.	Business Services	SOFR(M)	3.50%	7.14%	10/2031	746	744	747
Sword Purchaser, LLC	Packaging	SOFR(M)	4.00%	7.64%	04/2033	2,840	2,701	2,775
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	8.26%	12/2027	3,630	3,628	2,394
Team.blue Finco SARL	Software	SOFR(Q)	3.25%	6.98%	07/2032	7,184	7,170	6,887
Tegra118 Wealth Solutions, Inc.	Financial Services & Technology	SOFR(Q)	4.00%	7.67%	01/2033	7,322	7,266	7,354
Tempo Acquisition, LLC	Business Services	SOFR(M)	1.75%	5.39%	08/2028	1,148	967	974
Therapy Brands Holdings LLC	Healthcare	SOFR(Q)	4.00%	7.93%	05/2028	5,816	5,806	5,388
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	7.98%	08/2028	8,573	8,569	8,489
Tricorbraun Holdings, Inc.	Packaging	SOFR(M)	3.25%	6.89%	03/2031	7,045	7,022	6,609
UKG Inc.	Software	SOFR(Q)	2.25%	5.91%	02/2031	3,437	3,377	3,245
US Fertility Enterprises, LLC	Healthcare	SOFR(Q)	3.25%	6.98%	12/2032	4,785	4,762	4,806
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	8.89%	10/2028	6,943	6,979	6,951
Valcour Packaging, LLC	Packaging	SOFR(M)	3.75%	7.50%	10/2028	2,337	2,337	1,873
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)	4.00%	7.64%	10/2031	7,705	7,686	7,274
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	3.75%	7.48%	07/2029	7,045	7,038	6,935
VT Topco, Inc.	Business Services	SOFR(M)	3.00%	6.64%	08/2030	7,328	7,227	7,200
Xplor T1, LLC	Financial Services & Technology	SOFR(Q)	3.25%	6.91%	12/2032	12,505	12,456	11,505
Zelis Cost Management Buyer, Inc.	Healthcare	SOFR(M)	3.25%	6.89%	11/2031	12,331	12,333	12,058
Zest Acquisition Corp.	Healthcare	SOFR(Q)	5.25%	8.92%	02/2028	3,864	3,808	3,864
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	9.32%	03/2028	9,564	9,500	9,457
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	9.32%	03/2028	2,103	2,088	2,079
Total Funded Investments						$668,783	$663,539	$625,062
Unfunded Investments - First lien
Citrin Cooperman Advisors LLC	Financial Services & Technology	—	—	—	04/2027	$1,364	$(14)	$(48)
Cohnreznick Advisory LLC	Financial Services & Technology	—	—	—	03/2027	336	(1)	(7)
Secretariat Advisors LLC	Business Services	—	—	—	02/2027	764	—	(13)
US Fertility Enterprises, LLC	Healthcare	—	—	—	12/2027	244	(1)	1
Total Unfunded Investments						$2,708	$(16)	$(67)
Total Investments						$671,491	$663,523	$624,995

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2026.
(2)Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP IV.
(3)Investment is on non-accrual status as of June 30, 2026.

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

Below is certain summarized consolidated financial information for SLP IV as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and June 30, 2025:

Selected Consolidated Balance Sheet Information:	June 30, 2026	December 31, 2025
Investments at fair value (cost of $663,523 and $654,867, respectively)	$624,995	$641,452
Cash and other assets	19,550	31,324
Receivable from unsettled securities sold	2,963	—
Total assets	$647,508	$672,776

Credit facility	$534,137	$471,737
Deferred financing costs (net of accumulated amortization of $4,863 and $4,022, respectively)	(3,603)	(4,444)
Distribution payable	4,290	66,866
Payable for unsettled securities purchased	3,385	4,826
Other liabilities	8,372	6,978
Total liabilities	546,581	545,963

Members' capital	$100,927	$126,813
Total liabilities and members' capital	$647,508	$672,776

Selected Consolidated Statement of Operations Information:	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest income	$13,109	$9,906	$25,688	$19,983
Other income	137	61	301	91
Total investment income	13,246	9,967	25,989	20,074

Interest and other financing expenses	8,223	5,053	16,011	10,185
Other expenses	319	193	610	415
Total expenses	8,542	5,246	16,621	10,600
Net investment income	4,704	4,721	9,368	9,474

Net realized (losses) gains on investments	(604)	89	(1,025)	(140)
Net change in depreciation of investments	(4,907)	(1,343)	(25,113)	(5,106)
Net (decrease) increase in members' capital	$(807)	$3,467	$(16,770)	$4,228
For the three and six months ended June 30, 2026, the Company earned approximately $3,372 and $7,166, respectively, of dividend income related to SLP IV, which is included in dividend income. For the three and six ended June 30, 2025, the Company earned approximately $3,794 and $7,728, respectively, of dividend income related to SLP IV, which is included in dividend income. As of June 30, 2026 and December 31, 2025, approximately $3,372 and $3,794, respectively, of dividend income related to SLP IV was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 1-02(w)(2), the Company evaluates its unconsolidated controlled portfolio companies to determine if any qualify as “significant subsidiaries.” This determination is made based upon an analysis performed under Rule 10-01(b)(1). As of June 30, 2026, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary."
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of June 30, 2026:

	Total	Level I	Level II	Level III
First lien	$1,453,636	$—	$59,462	$1,394,174
Second lien	74,299	—	1,308	72,991
Subordinated	98,429	—	—	98,429
Structured Finance Obligations	3,191	—	—	3,191
Equity and other	660,250	—	—	660,250
Total investments	$2,289,805	$—	$60,770	$2,229,035
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2025:

	Total	Level I	Level II	Level III
First lien	$1,818,215	$—	$43,579	$1,774,636
Second lien	91,179	—	—	91,179
Subordinated	121,487	—	—	121,487
Structured Finance Obligations	3,277	—	—	3,277
Equity and other	707,855	—	—	707,855
Total investments	$2,742,013	$—	$43,579	$2,698,434
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2026:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, March 31, 2026	$2,242,253	$1,435,322	$73,098	$93,449	$3,186	$637,198
Total gains or losses included in earnings:
Net realized losses on investments	(44,942)	(12,497)	(7,956)	—	—	(24,489)
Net change in unrealized appreciation (depreciation) of investments	38,284	3,487	7,409	(3)	5	27,386
Purchases, including capitalized PIK and revolver fundings	114,753	83,857	663	7,738	—	22,495
Proceeds from sales and paydowns of investments(1)	(138,955)	(127,487)	(6,373)	—	—	(5,095)
Transfers into Level III(2)(3)	20,397	11,492	6,150	—	—	2,755
Transfers out of Level III(2)(3)	(2,755)	—	—	(2,755)	—	—
Fair Value, June 30, 2026	$2,229,035	$1,394,174	$72,991	$98,429	$3,191	$660,250
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(5,277)	$(8,151)	$(463)	$(3)	$4	$3,336

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2026, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarterly period in which the reclassification occurred.
(3)Includes reclassification of investment type to a claim.

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
(2)As of June 30, 2025, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the quarterly period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2026:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2025	$2,698,434	$1,774,636	$91,179	$121,487	$3,277	$707,855
Total gains or losses included in earnings:
Net realized losses on investments	(75,632)	(39,858)	(7,956)	(2,089)	—	(25,729)
Net change in unrealized (depreciation) appreciation of investments	977	(18,321)	2,406	(3,947)	(86)	20,925
Purchases, including capitalized PIK and revolver fundings	228,573	177,674	2,869	11,046	—	36,984
Proceeds from sales and paydowns of investments(1)	(632,296)	(518,070)	(6,373)	(25,313)	—	(82,540)
Transfers into Level III(2)(3)	27,018	18,113	6,150	—	—	2,755
Transfers out of Level III(2)(3)	(18,039)	—	(15,284)	(2,755)	—	—
Fair Value, June 30, 2026	$2,229,035	$1,394,174	$72,991	$98,429	$3,191	$660,250
Net change in unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(42,280)	$(27,328)	$(8,143)	$(176)	$(86)	$(6,547)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2026, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
(3)Includes reclassification of investment type to a claim.

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

Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and six months ended June 30, 2026 and June 30, 2025. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2026 and December 31, 2025, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2026 and December 31, 2025, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2026 were as follows:

				Range
Type	Fair Value as of June 30, 2026	Approach	Unobservable Input	Low	High	Weighted Average(1)
First lien	$1,378,905	Market & Income Approach	EBITDA multiple	6.0x	22.0x	13.3x
			Revenue multiple	2.0x	10.0x	5.9x
			Discount rate	6.5%	57.3%	11.1%
	15,269	Other	N/A(2)	N/A	N/A	N/A
Second lien	72,991	Market & Income Approach	EBITDA multiple	10.0x	16.0x	13.8x
			Discount rate	10.0%	160.2%	21.7%
		Other	N/A(2)	N/A	N/A	N/A
Subordinated	93,755	Market & Income Approach	EBITDA multiple	7.5x	20.0x	12.8x
			Discount rate	12.7%	19.5%	16.4%
	4,674	Other	N/A(2)	N/A	N/A	N/A
Structured Finance Obligations	3,191	Income Approach	Discount Rate	11.1%	11.1%	11.1%
Equity and other	263,639	Market & Income Approach	EBITDA multiple	6.0x	21.4x	11.0x
			Revenue multiple	6.5x	8.5x	7.0x
			Discount rate	8.9%	51.6%	24.0%
	384,812	Income Approach	Discount rate	6.4%	14.3%	11.1%
	11,799	Other	N/A(2)	N/A	N/A	N/A
	$2,229,035

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
The carrying value of the collateralized agreement approximates fair value as of June 30, 2026 and is considered a Level III investment. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
The June 2027 Notes, Holdings Credit Facility, SBA-guaranteed debentures and NMFC Credit Facility are considered Level III investments. The fair value of the November 2028 Notes, the February 2029 Notes the October 2027 Notes are based on quoted prices and are considered Level II securities. See Note 7. Borrowings, for details.
The following are the principal amounts and fair values of the Company’s borrowings as of June 30, 2026 and December 31, 2025. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings or market quotes, if available.

	As of
	June 30, 2026		December 31, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
Unsecured Notes	$790,000	$792,877	$990,000	$1,002,356
Holdings Credit Facility	378,146	376,345	420,063	419,981
SBA-guaranteed debentures	169,255	143,610	196,205	175,141
NMFC Credit Facility (1)	30,356	30,305	81,074	81,097
Total Borrowings	$1,367,757	$1,343,137	$1,687,342	$1,678,575

(1)     As of June 30, 2026, the principal amount of the NMFC Credit Facility was $30,356, which includes €16,512 denominated in EUR and £8,666 denominated in GBP that has been translated to U.S. dollars. As of June 30, 2026, the fair value of the NMFC Credit Facility was $30,305, which included €16,484 denominated in EUR and £8,653 denominated in GBP that has been translated to U.S. dollars. As of December 31, 2025, the principal amount of the NMFC Credit Facility was $81,074, which included €16,512 denominated in EUR and £8,666 denominated in GBP that has been translated to U.S. dollars. As of December 31, 2025, the fair value of the NMFC Credit Facility was

$81,097, which included €16,479 denominated in EUR and £8,651 denominated in GBP that has been translated to U.S. dollars.

The following table summarizes the notional amounts and fair values of the Company's derivative instruments as of June 30, 2026. The Company's derivative instruments are considered Level II investments.

	As of June 30, 2026			As of December 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives in fair value hedging relationships:
Interest rate swaps	$600,000	$34	$(2,968)	$600,000	$5,647	$(366)
Total derivatives designated as hedging instruments	600,000	34	(2,968)	600,000	5,647	(366)
Total derivatives	600,000	34	(2,968)	600,000	5,647	(366)
Total net derivatives(1)	$600,000	$—	$(2,934)	$600,000	$5,281	$—

(1)As of June 30, 2026, the Company had a net derivative liability at fair value subject to such enforceable master netting arrangement in the amount of $2,934 and a collateral balance of $7,490, included in "Payable to broker" on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025, the Company had a net derivative asset at fair value subject to such enforceable master netting arrangement in the amount of $5,281 and a collateral balance $14,630, included in "Payable to broker" on the Consolidated Statements of Assets and Liabilities. As of June 30, 2026 and December 31, 2025, if the Company had elected to offset, the net amount would be $0 and $0, respectively.
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
The Company entered into a fee waiver agreement, dated March 31, 2021, as subsequently amended on November 2, 2021 and August 3, 2023, pursuant to which, effective as of and for the quarter ended March 31, 2021 through the quarter ended December 31, 2024, the Investment Adviser waived base management fees in order to reach a target base management fee of 1.25% on gross assets. Following the expiration of the Fee Waiver Agreement on December 31, 2024, the Investment

Adviser agreed to waive an amount of the base management fee that it may have been entitled to under the Investment Advisory Agreement for the period of January 1, 2025 through January 28, 2025, that would be in excess of an annual rate of 1.25% of the Company's gross assets. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and six months ended June 30, 2026, no management fees were waived. For the three and six months ended June 30, 2025, management fees waived were $0 and approximately $288, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of June 30, 2026), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The Investment Adviser can voluntarily agree to waive a portion of the incentive fee that would otherwise have been earned during the period. The incentive fee waiver is made at the sole discretion of the Investment Adviser and is not required by any contractual or regulatory obligation. For the three and six months ended June 30, 2026, incentive fees waived were approximately $1,442 and $7,545, respectively. For the three and six months June 30, 2025, incentive fees waived were approximately $2,586 and $4,120, respectively.
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

The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Management fee	$7,414	$9,759	$15,568	$19,992
Less: management fee waiver	—	—	—	(288)
Total net management fee	7,414	9,759	15,568	19,704
Incentive fee, excluding accrued capital gains incentive fees	5,766	7,971	11,869	16,218
Less: incentive fee waiver	(1,442)	(2,586)	(7,545)	(4,120)
Total net incentive fee	$4,324	$5,385	$4,324	$12,098
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)As of June 30, 2026 and June 30, 2025, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on February 11, 2026 for a period of 12 months commencing on March 1, 2026. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2026, approximately $558 and $1,156, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. For the three and six months ended June 30, 2025, approximately $705 and $1,345, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of June 30, 2026 and December 31, 2025, approximately $580 and $610, respectively, of indirect administrative expenses were included in payable to affiliates. For the three and six months ended June 30, 2026, the reimbursement to the Administrator represented approximately 0.02% and 0.05%, respectively, of the Company's gross assets. For the three and six months ended June 30, 2025, the reimbursement to the Administrator represented approximately 0.02% and 0.04%, respectively, of the Company's gross assets.
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
NMFC and SBIC I are parties to an intercompany promissory note (the "Intercompany Note"). The Intercompany Note had an initial principal balance of $59,000 and the purpose is to fund the repayment of the SBA guaranteed-debentures issued by SBIC I. Under the terms of the Intercompany Note, no fees or interest are payable to NMFC. For the purposes of the consolidated financial statements, all balances and transactions related to the Intercompany Note are eliminated. As of June 30, 2026, the Intercompany Note had a principal balance of $27,200.
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to the Company from 200.0% to 150.0% as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude the SBA-guaranteed debentures issued by SBIC I, SBIC II and SBIC III, if any, from the definition of "senior security" for the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, and certain of the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of June 30, 2026, the Company’s asset coverage ratio was 186.2%.
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
As of June 30, 2026, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $450,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 35.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$5,210	$3,982	$11,650	$9,015
Non-usage fee	$91	$730	$368	$1,308
Amortization of financing costs	$523	$667	$2,712	$1,244
Weighted average interest rate	5.5%	6.3%	5.5%	6.5%
Effective interest rate	6.2%	8.6%	7.1%	8.3%
Average debt outstanding	$376,974	$251,167	$418,304	$280,737
As of June 30, 2026 and December 31, 2025, the outstanding balance on the Holdings Credit Facility was $378,146 and $420,063, respectively, and NMF Holdings was in compliance with the applicable covenants of the Holdings Credit Facility on such dates.
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
As of June 30, 2026, the maximum amount of revolving borrowings available under the NMFC Credit Facility is $527,100. As of the amendment and restatement on September 30, 2024, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $638,500, of which $527,100 had been committed by Extending Lenders and $111,400 had been committed by Non-Extending Lenders. On May 7, 2025, all outstanding borrowings attributed to the Non-Extending Lenders were fully repaid and the $111,400 committed by Non-Extending Lenders was terminated. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$351	$383	$1,877	$759
Non-usage fee	$471	$513	$858	$1,087
Amortization of financing costs	$206	$187	$410	$371
Weighted average interest rate	4.5%	5.0%	5.2%	5.2%
Effective interest rate	13.4%	14.3%	8.8%	15.3%
Average debt outstanding	$30,824	$30,315	$72,131	$29,314
As of June 30, 2026, the outstanding balance on the NMFC Credit Facility was $30,356, which included €16,512 denominated in Euro ("EUR") and £8,666 denominated in British Pound Sterling ("GBP") that has been translated to U.S.

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
As of the amendment on October 31, 2023, the Unsecured Management Company Revolver bears interest at the Applicable Federal Rate. On October 31, 2023, the Company entered into a Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amount of revolving borrowings available thereunder from $50,000 to $100,000. As of June 30, 2026, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $100,000 and no borrowings were outstanding. For the three and six months ended June 30, 2026, amortization of financing costs were $2 and $3, respectively. For the three and six months ended June 30, 2025, amortization of financing costs were $1 and $2, respectively.
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

The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the 2022 Convertible Notes for the three and six months ended June 30, 2025:

	Three Months Ended	Six Months Ended
	June 30, 2025(1)	June 30, 2025(1)
Interest expense	$4,853	$9,718
Amortization of financing costs	$426	$852
Amortization of premium	$(28)	$(45)
Weighted average interest rate	7.5%	7.5%
Effective interest rate	8.1%	8.1%
Average debt outstanding	$258,784	$259,147

(1)On October 15, 2025, the 2022 Convertible Notes matured and were repaid.
Unsecured Notes
On April 30, 2019, the Company issued $116,500 in aggregate principal amount of five year unsecured notes with a maturity of April 30, 2024 (the "April 2024 Notes") pursuant to an amended and restated note purchase agreement, dated September 30, 2016, (the "NPA") and a fourth supplement to the NPA (the "Fourth Supplement"). On February 5, 2024, the Company fully repaid $116,500 in aggregate principal amount of issued and outstanding April 2024 Notes. On January 29, 2021, the Company issued $200,000 in aggregate principal amount of five year unsecured notes that matured on January 29, 2026 (the "January 2026 Notes") pursuant to the NPA and a fifth supplement to the NPA (the "Fifth Supplement"). On January 29, 2026, the Company fully repaid $200,000 in aggregate principal amount of issued and outstanding January 2026 Notes. On June 15, 2022, the Company issued $75,000 in aggregate principal amount of five year unsecured notes that mature on June 15, 2027 (the "June 2027 Notes") pursuant to the NPA and a sixth supplement to the NPA (the "Sixth Supplement"). The NPA provides for future issuances of unsecured notes in separate series or tranches.
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
On June 18, 2026, the Company entered into the seventh supplement to the NPA (the "Seventh Supplement") with certain institutional investors providing for the private placement of $150,000 in aggregate principal amount of the 2026A Notes (as defined below). The 2026A Notes will be comprised of (i) $40,000 aggregate principal amount of 7.28% Series 2026A Senior Fixed Rate Notes, Tranche A, due 2028 (the "Tranche A Notes"), (ii) $35,000 aggregate principal amount of 7.76% Series 2026A Senior Fixed Rate Notes, Tranche B, due 2031 (the "Tranche B Notes"), and (iii) $75,000 aggregate principal amount of Series 2026A Senior Floating Rate Notes, Tranche C, due 2031, which will bear interest at a rate of SOFR plus 3.66% (the "Tranche C Notes" and together with the Tranche A Notes and the Tranche B Notes, the "2026A Notes"). The closing and funding of the 2026A Notes is expected to occur on or before October 1, 2026, subject to the satisfaction of customary closing conditions. As of June 30, 2026, none of the 2026A Notes have been funded under the Note Purchase Agreement.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense(1)	$13,313	$16,199	$27,243	$31,594
Amortization of financing costs	$758	$811	$1,535	$1,613
Amortization of discount	$311	$311	$618	$618
Weighted average interest rate	6.7%	6.5%	6.6%	6.5%
Effective interest rate	7.3%	7.0%	7.2%	6.8%
Average debt outstanding	$790,000	$990,000	$822,044	$990,000

(1)Interest expense includes net expense recognized on fair value hedges.
As of June 30, 2026 and December 31, 2025, the outstanding balance on the Unsecured Notes was $784,045 and $991,585, respectively, and the Company was in compliance with the terms of the NPA and Indenture as of such dates, as applicable.
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
The following table presents the effect of hedging derivative instruments on the Consolidated Statements of Operations and the total amounts for the respective line items affected:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(Losses) gains on fair value hedging relationship:
Interest rate swap contract:
Interest expense recognized on derivative	$(43)	$(1,074)	$(36)	$(2,002)
(Losses) gains recognized on derivative	(3,955)	4,545	(8,214)	11,717
Gains (losses) recognized on hedged item	3,969	(4,449)	8,157	(10,866)
Net expense recognized on fair value hedge	$(29)	$(978)	$(93)	$(1,151)
The following table summarizes the carrying value of the Company's hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of June 30, 2026 and December 31, 2025.

	As of
	June 30, 2026		December 31, 2025
Description	Carrying Value	Cumulative Amount of Basis Adjustment	Carrying Value	Cumulative Amount of Basis Adjustment
February 2029 Notes	$297,729	$661	$303,000	$(4,918)
October 2027 Notes	$296,317	$2,874	$298,585	$296
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
The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a net liability position on June 30, 2026 was $2,934 and a net asset position on December 31, 2025 was $5,281, respectively, for which Morgan Stanley Bank N.A. had posted collateral of $7,490 and $14,630, respectively. The Company does not have any derivatives that are not designated as hedging instruments.
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
As of June 30, 2026 and December 31, 2025, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $32,255 and $150,000, respectively.
As of June 30, 2026 and December 31, 2025, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $137,000 and $150,000, respectively. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount.
As of June 30, 2026 and December 31, 2025 SBIC III had regulatory capital of $3,375 and $3,375, respectively. SBIC III had no SBA-guaranteed debentures outstanding as of June 30, 2026 and December 31, 2025.
The following table summarizes the Company’s SBA-guaranteed debentures as of June 30, 2026:

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
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim interest rate equal to the Federal Home Loan Bank of Chicago's Fixed Regular Advance Rate (Bank Advance Rate), plus 41 basis points. Once pooled, which occurs semi-annually each year, and is switching to quarterly each year beginning in June 2026, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$962	$1,752	$2,067	$3,659
Amortization of financing costs	$140	$219	$403	$456
Weighted average interest rate	2.3%	2.7%	2.3%	2.7%
Effective interest rate	2.6%	3.0%	2.8%	3.0%
Average debt outstanding	$169,255	$262,500	$178,040	$274,724

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2026, the Company had unfunded commitments on revolving credit facilities of $119,976, which included €1,196 denominated in EUR that has been translated to U.S. dollars, no outstanding bridge financing commitments and other future funding commitments of $37,186, including €6,411 denominated in EUR that has been translated to U.S. dollars. As of December 31, 2025, the Company had unfunded commitments on revolving credit facilities of $133,534, which included €1,092 denominated in EUR that has been translated to U.S. dollars, no outstanding bridge financing commitments and other future funding commitments of $77,602, which included €6,411 denominated in EUR that has been translated to U.S. dollars. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the NMFC Credit Facility and the Unsecured Management Company Revolver, as of June 30, 2026 and December 31, 2025. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2026 and December 31, 2025, the Company had commitment letters to purchase investments in the aggregate par amount of $10,513 and $4,727, respectively, which could require funding in the future.

Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and six months ended June 30, 2026:

					Accumulated Undistributed (Overdistributed) Earnings
	Common Stock		Treasury Stock	Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	at Cost	of Par	Income	(Losses) Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2025	102,638,388	$1,079	$(51,952)	$1,354,726	$192,583	$(98,121)	$(216,138)	$1,182,177	$6,079	$1,188,256
Repurchases of common stock under the Repurchase Program	(7,063,237)	—	(56,597)	—	—	—	—	(56,597)	—	(56,597)
Distributions declared	—	—	—	—	(31,150)	—	—	(31,150)	(90)	(31,240)
Contributions related to non-controlling interest in NMNLC	—	—	—	—	—	—	—	—	300	300
Net increase (decrease) in net assets resulting from operations	—	—	—	—	30,517	(32,010)	(49,435)	(50,928)	179	(50,749)
Net assets at March 31, 2026	95,575,151	$1,079	$(108,549)	$1,354,726	$191,950	$(130,131)	$(265,573)	$1,043,502	$6,468	$1,049,970
Repurchases of common stock under the Repurchase Program	(1,122,761)	—	(8,966)	—	—	—	—	(8,966)	—	(8,966)
Distributions declared	—	—	—	—	(23,612)	—	—	(23,612)	(90)	(23,702)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	24,502	(44,984)	37,739	17,257	256	17,513
Net assets at June 30, 2026	94,452,390	$1,079	$(117,515)	$1,354,726	$192,840	$(175,115)	$(227,834)	$1,028,181	$6,634	$1,034,815

The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and six months ended June 30, 2025:

					Accumulated Undistributed (Overdistributed) Earnings
	Common Stock		Treasury Stock	Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized (Losses)	Net Unrealized Appreciation	Total Net Assets	Non-Controlling Interest in	Total
	Shares	Par Amount	at Cost	of Par	Income	Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2024	107,851,415	$1,079	$—	$1,365,852	$181,266	$(141,279)	$(53,579)	$1,353,339	$5,952	$1,359,291
Offering costs	—	—	—	(28)	—	—	—	(28)	—	(28)
Distributions declared	—	—	—	—	(34,512)	—	—	(34,512)	(90)	(34,602)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	34,524	37,825	(48,936)	23,413	104	23,517
Net assets at March 31, 2025	107,851,415	$1,079	$—	$1,365,824	$181,278	$(103,454)	$(102,515)	$1,342,212	$5,966	$1,348,178
Repurchases of common stock	(925,216)	—	(9,642)	—	—	—	—	(9,642)	—	(9,642)
Conversion of 2022 Convertible Notes	514	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	14	—	—	—	14	—	14
Distributions declared	—	—	—	—	(34,499)	—	—	(34,499)	(90)	(34,589)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	34,468	13,389	(40,083)	7,774	101	7,875
Net assets at June 30, 2025	106,926,713	$1,079	$(9,642)	$1,365,838	$181,247	$(90,065)	$(142,598)	$1,305,859	$5,977	$1,311,836
On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of common stock (the "Old Repurchase Program"). The Old Repurchase Program terminated on October 8, 2025 upon the repurchase of $50,000 of common stock. On October 23, 2025, the Company's board of directors authorized a new program for the purpose of repurchasing up to $100,000 worth of our common stock (the "Repurchase Program"). On April 28, 2026, the Company's board of directors authorized the repurchase of up to an additional $50,000 of the Company's common stock.
Under the Old Repurchase Program and the Repurchase Program, the Company was permitted, but not obligated, to repurchase outstanding common stock in the open market from time to time, provided that the Company complied with its code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. The Company expects the Repurchase Program to be in place until the earlier of December 31, 2026 or until $150,000 worth of common stock have been repurchased.
During the three and six months ended June 30, 2026, approximately $8,966 and $65,563 of common stock was repurchased under the Repurchase Program. As of June 30, 2026, approximately $79,538 remained available under the Repurchase Program.
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

For the three and six months ended June 30, 2026 and June 30, 2025, the Company did not sell any shares of common stock under the Distribution Agreement.
The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of June 30, 2026, shares representing approximately $257,991 of its common stock remain available for issuance and sale under the Distribution Agreement.
Note 11. Earnings (Loss) Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Earnings per share—basic
Numerator for basic earnings (loss) per share:	$17,257	$7,774	$(33,671)	$31,187
Denominator for basic weighted average share:	94,551,023	107,750,160	97,497,589	107,800,508
Basic earnings (loss) per share:	$0.18	$0.07	$(0.35)	$0.29
Earnings per share—diluted(1)
Numerator for increase (decrease) in net assets per share	$17,257	$7,774	$(33,671)	$31,187
Adjustment for interest on 2022 Convertible Notes and incentive fees, net (2)(3)	—	4,197	—	8,259
Numerator for diluted earnings (loss) per share:	$17,257	$11,971	$(33,671)	$39,446
Denominator for basic weighted average share	94,551,023	107,750,160	97,497,589	107,800,508
Adjustment for dilutive effect of 2022 Convertible Notes(2)	—	18,983,299	—	18,992,347
Denominator for diluted weighted average share	94,551,023	126,733,459	97,497,589	126,792,855
Diluted earnings (loss) per share:	$0.18	$0.07	$(0.35)	$0.29

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and six months ended June 30, 2025, there was anti-dilution.
(2)For the three and six months ended June 30, 2026, the Company did not hold any convertible notes.
(3)In applying the if-converted method, the adjustment for incentive fees includes the impact of any incentive fee waived during the period. See Note 5. Agreements, for details.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025
Per share data(1):
Net asset value, January 1, 2026 and January 1, 2025, respectively	$11.52	$12.55
Net investment income	0.56	0.64
Net realized and unrealized losses(2)	(0.92)	(0.36)
Total net (decrease) increase	(0.36)	0.28
Repurchases of common stock	0.30	0.02
Distributions declared to stockholders from net investment income	(0.57)	(0.64)
Net asset value, June 30, 2026 and June 30, 2025, respectively	$10.89	$12.21
Per share market value, June 30, 2026 and June 30, 2025, respectively	$7.17	$10.55
Total return based on market value(3)	(16.11)%	(0.72)%
Total return based on net asset value(4)	(0.50)%	2.44%
Shares outstanding at end of period	94,452,390	106,926,713
Average weighted shares outstanding for the period	97,497,589	107,800,508
Average net assets for the period	$1,099,108	1,347,006
Ratio to average net assets(5):
Net investment income	10.09%	10.33%
Total expenses, before waivers/reimbursements	15.15%	15.62%
Total expenses, net of waivers/reimbursements	13.76%	14.96%
Average debt outstanding—Unsecured Notes	$822,044	$990,000
Average debt outstanding—Holdings Credit Facility	418,304	280,737
Average debt outstanding—SBA-guaranteed debentures	178,040	274,724
Average debt outstanding—NMFC Credit Facility(6)	72,131	29,314
Average debt outstanding—2022 Convertible Notes (7)	—	259,147
Asset coverage ratio(8)	186.22%	185.56%
Portfolio turnover	7.55%	7.94%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).
(2)Includes the (dilutive) accretive effect of common stock repurchases per share, which for the six months ended June 30, 2026 and June 30, 2025 was $(0.01) and $0.00, respectively
(3)Total return is calculated assuming a purchase of common stock at the opening of the first day of the year and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return does not reflect sales load.
(4)Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. Total return does not reflect sales load.
(5)Interim periods are annualized.
(6)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2026 and June 30, 2025, the Company had borrowings denominated in EUR of €16,512 and €16,512, respectively, and borrowings denominated in GBP of £8,666 and £8,666, respectively, that have been translated to U.S. dollars.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging - Hedge Accounting Improvements ("ASC 2025-09”), which enhances certain aspects of the guidance by (i) expanding the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge, (ii) providing a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on choose-your-rate debt instruments, (iii) expanding hedge accounting for forecasted purchases and sales of nonfinancial assets, (iv) eliminating the requirement to apply the net written option test to a compound derivative comprising a swap and a written option designated as the hedging instrument in a hedge of interest rate risk, and (v) eliminating the recognition and presentation mismatch related to dual hedge strategies. ASC 2025-09 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted and prospective application for all hedging relationships is required. The Company is currently assessing the impact of this guidance and does not expect a material impact on its consolidated financial statements.
In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock ("ASU 2026-01"), which requires an issuer to initially measure paid-in-kind dividends on equity-classified preferred stock by multiplying the stated PIK dividend rate by the liquidation preference of the shares. The ASU addresses measurement only and does not change recognition requirements. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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
Note 15. Subsequent Events
On July 21, 2026, the Company’s board of directors declared a third quarter 2026 distribution of $0.25 per share, payable on September 30, 2026 to holders of record as of September 16, 2026.
On July 30, 2026, the Company entered into Amendment No. 1 to the Second Amended and Restated Senior Secured Revolving Credit Agreement (the "First Amendment"), which amended the NMFC Credit Facility to, among other things, (i) reflect that $487,100 of the facility is being committed by Extending Lenders and $50,000 of the facility is being committed by Non-Extending Lenders, (ii) extend the maturity date of the NMFC Credit Facility to July 30, 2031 for Extending Lenders and September 28, 2029 for Non-Extending Lenders and (iii) modify the applicable spread used to determine the per annum interest rate payable under the NMFC Credit Facility to SOFR plus any applicable credit spread adjustments, SONIA or EURIBOR plus 2.00%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the "Company"), including the consolidated schedule of investments, as of June 30, 2026, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2026 and 2025, the consolidated statements of cash flows and financial highlights for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments as of December 31, 2025, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended (not presented herein); and in our report dated February 24, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

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
August 3, 2026

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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through June 30, 2026, we have raised approximately $1,034.6 million in net proceeds from additional offerings of our common stock.
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
Our portfolio may be concentrated in a limited number of industries. As of June 30, 2026, our top five industry concentrations were business services, software, healthcare, investment funds (which includes our investments in our joint ventures) and consumer services.
As of June 30, 2026, our net asset value was approximately $1,028.2 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $2,289.8 million in 112 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 11.1% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 9.9%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use Sterling Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On July 21, 2026, our board of directors declared a third quarter 2026 distribution of $0.25 per share payable on September 30, 2026 to holders of record as of September 16, 2026.
On July 30, 2026, we entered into Amendment No. 1 to the Second Amended and Restated Senior Secured Revolving Credit Agreement (the "First Amendment"), which amended the NMFC Credit Facility to, among other things, (i) reflect that $487.1 million of the facility is being committed by Extending Lenders and $50 million of the facility is being committed by Non-Extending Lenders, (ii) extend the maturity date of the NMFC Credit Facility to July 30, 2031 for Extending Lenders and September 28, 2029 for Non-Extending Lenders and (iii) modify the applicable spread used to determine the per annum interest rate payable under the NMFC Credit Facility to SOFR plus any applicable credit spread adjustments, SONIA or EURIBOR plus 2.00%.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2026.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2026.

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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of June 30, 2026, we and SkyKnight II have committed and contributed $160.0 million and $40.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of June 30, 2026 and December 31, 2025.
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
As of June 30, 2026 and December 31, 2025, SLP III had total investments with an aggregate fair value of approximately $919.8 million and $941.4 million, respectively, and debt outstanding under its credit facility of $800.7 million and $672.7 million, respectively. Additionally, as of June 30, 2026 and December 31, 2025, SLP III had unfunded commitments in the form of delayed draws of $4.4 million and $6.9 million, respectively.
During the first quarter of 2026, SLP III placed its first lien positions in Convey Health Solutions, Inc. ("Convey") on non-accrual status. As of June 30, 2026, SLP III's first lien positions in Convey had total unearned income of $0.2 million and $0.4 million, respectively, for the three and six months then ended.
Below is a summary of SLP III's portfolio as of June 30, 2026 and December 31, 2025:

(dollars in millions)	June 30, 2026	December 31, 2025
First lien investments (1)	$990	$972
Weighted average interest rate on first lien investments (2)	7.45%	8.36%
Number of portfolio companies in SLP III	105	105
Largest portfolio company investment (1)	$20	$20
Total of five largest portfolio company investments (1)	$93	$93

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP III's portfolio as of June 30, 2026 and December 31, 2025 and additional information on certain summarized financial information for SLP III as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and June 30, 2025.

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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of June 30, 2026, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of June 30, 2026 and December 31, 2025.
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
As of June 30, 2026 and December 31, 2025, SLP IV had total investments with an aggregate fair value of approximately $625.0 million and $641.5 million, respectively, and debt outstanding under its credit facility of $534.1 million and $471.7 million, respectively. As of June 30, 2026 and December 31, 2025, none of SLP IV’s investments were on non-accrual. Additionally, as of June 30, 2026 and December 31, 2025, SLP IV had unfunded commitments in the form of delayed draws of $2.7 million and $4.8 million, respectively.
During the first quarter of 2026, SLP IV placed its first lien positions in Convey on non-accrual status. As of June 30, 2026, SLP IV's first lien positions in Convey had total unearned income of $0.1 million and $0.2 million, respectively, for the three and six months then ended.
Below is a summary of SLP IV's consolidated portfolio as of June 30, 2026 and December 31, 2025:

(dollars in millions)	June 30, 2026	December 31, 2025
First lien investments (1)	$671	$664
Weighted average interest rate on first lien investments (2)	7.51%	8.67%
Number of portfolio companies in SLP IV	106	105
Largest portfolio company investment (1)	$18	$18
Total of five largest portfolio company investments (1)	$67	$64

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2026 and December 31, 2025 and additional information on certain summarized financial information for SLP IV as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and June 30, 2025.

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of June 30, 2026.
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
Below is certain summarized property information for NMNLC as of June 30, 2026:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2026
				(in thousands)	(in millions)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$113
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8
					$121
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. Upon the counterparty's failure to perform its contractual obligation to repurchase the collateral, our asset no longer represents an interest-bearing collateralized agreement to resell but instead represents its contractual claim in the liquidation proceedings.
As of June 30, 2026, we held one claim related to the collateralized agreement to resell with a cost basis of $30.0 million and a fair value of $5.7 million. As of December 31, 2025, we held one collateralized agreement to resell with a cost basis of $30.0 million and a fair value of $13.5 million.
The claim arises from a collateralized agreement to resell that was guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. As a result of the settlement and the counterparty's failure to satisfy its contractual obligations, the Company's rights under the SPP Agreement have been converted into a contractual claim being pursued through the Cayman Islands liquidation proceedings. Accordingly, we no longer classify the asset as a collateralized securities purchase and put agreement but as a claim. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of June 30, 2026, the claim had a cost basis of $14.5 million and a fair value of $2.8 million. As of December 31, 2025, the SPP Agreement had a cost basis of $14.5 million and a fair value of $6.5 million.
Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2026 we recognized PIK interest from investments of approximately $5.4 million and $10.6 million, respectively, and PIK dividends from investments of approximately $4.9 million and $10.2 million, respectively. For the three and six months ended June 30, 2025 we recognized PIK interest from investments of approximately $6.9 million and $14.5 million, respectively, and PIK dividends from investments of approximately $6.6 million and $14.8 million, respectively.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Rating of our portfolio companies as of June 30, 2026:

(in millions)	As of June 30, 2026
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$2,090.6	83.8%	$2,010.5	87.6%
Yellow	308.8	12.4%	233.9	10.2%
Orange	79.8	3.2%	49.2	2.1%
Red	15.2	0.6%	1.9	0.1%
Total	$2,494.4	100.0%	$2,295.5	100.0%
As of June 30, 2026, all investments in our portfolio had a Green Risk Rating with the exception of thirteen portfolio companies that had a Yellow Risk Rating, seven portfolio companies that had an Orange Risk Rating and one portfolio company that had a Red Risk Rating.
As of June 30, 2026, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $31.4 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $13.5 million of our first lien term loans on non-accrual status. During the third quarter of 2023, we placed the remaining aggregate principal amount of $17.9 million of our first lien term loans on non-accrual status. As of June 30, 2026, our positions in AAC on non-accrual status had total unearned interest income of $1.4 million and $2.8 million, respectively, for the three and six months then ended. As of June 30, 2026, our investment in AAC had an Orange Risk Rating.
During the second quarter of 2024, we placed our investment in our junior Series B preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. As of June 30, 2026, our junior preferred shares in Transcendia had total unearned income of $0.1 million and $0.2 million, respectively, for the three and six months then ended. As of June 30, 2026, our investment in Transcendia had a Green Risk Rating.
During the first quarter of 2026, we placed our first lien positions in Convey on non-accrual status. As of June 30, 2026, our first lien positions in Convey had total unearned income of $0.4 million and $0.7 million, respectively, for the three and six months then ended. As of June 30, 2026, our investment in Convey had a Red Risk Rating.
During the second quarter of 2026, we placed our Series A preferred shares in Symplr Software Intermediate Holdings, Inc. ("Symplr) on non-accrual status. As of June 30, 2026, our preferred shares in Symplr had total unearned income of $0.7 million and $0.7 million, respectively, for the three and six months then ended. As of June 30, 2026, our investment in Symplr had a Yellow Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $2,289.8 million in 112 portfolio companies at June 30, 2026 and approximately $2,742.0 million in 113 portfolio companies at December 31, 2025.
The following table shows our portfolio and investment activity for the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended
(in millions)	June 30, 2026	June 30, 2025
Investments in 31 and 34 new and existing portfolio companies, respectively	$190.6	$243.2
Debt repayments in existing portfolio companies	107.4	286.3
Sales of securities in 22 and 6 portfolio companies, respectively	492.8	55.7
Change in unrealized appreciation on 31 and 31 portfolio companies, respectively	73.5	6.4
Change in unrealized depreciation on 89 and 88 portfolio companies, respectively	(77.2)	(96.0)
Asset Sale
On March 10, 2026, we completed a sale of approximately $468.0 million of assets held by us and our wholly-owned subsidiary, NMFH, at 94% of the fair value of such assets as of December 31, 2025 (the “Asset Sale”). The Asset Sale was completed pursuant to a definitive agreement, dated February 21, 2026, by and between us, as seller, and Eagle Credit CV, L.P., Eagle Credit Holdings SPV, L.P. and Eagle Credit Sub Blocker L.P. as the third party purchasers (the “Purchaser”), pursuant to which the Purchaser acquired full or partial investments in fifteen portfolio companies.
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
Results of Operations for the Three Months Ended June 30, 2026 and June 30, 2025
Revenue

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Total interest income	$43.4	$62.8
Total dividend income	15.9	19.3
Other income	2.2	1.3
Total investment income	$61.5	$83.5
Our total investment income decreased by approximately $22.0 million, or 26%, for the three months ended June 30, 2026 as compared to the same period in the prior year. For the three months ended June 30, 2026, total investment income of approximately $61.5 million consisted of approximately $35.6 million in cash interest from investments, approximately $5.4 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $2.4 million, approximately $11.0 million in cash dividends from investments, approximately $4.9 million in non-cash dividends from investments and approximately $2.2 million in other income. The decrease in interest income of approximately $19.5 million was primarily due to a lower invested asset base as a result of the Asset Sale. The decrease in dividend income of approximately $3.4 million was primarily due to a decrease in preferred equity investments held. Other income during the three months ended June 30, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 13 different portfolio companies.

Operating Expenses

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Management fee	$7.4	$9.8
Incentive fee	5.8	8.0
Less: incentive fee waiver	(1.4)	(2.6)
Total net incentive fee	4.4	5.4
Interest and other financing expenses	22.5	31.1
Professional fees	1.0	1.1
Administrative expenses	0.9	1.2
Other general and administrative expenses	0.6	0.3
Total expenses	36.8	48.9
Income tax expense	0.0	0.0
Net expenses after income taxes	$36.8	$48.9

Our total net operating expenses decreased by approximately $12.1 million for the three months ended June 30, 2026 as compared to the same period in the prior year. Our total net management fee decreased by approximately $2.4 million for the three months ended June 30, 2026 as compared to the same period in the prior year. The decrease in total net management fee was primarily attributable to a lower invested asset base. Our total net incentive fee decreased by approximately $1.0 million for the three months ended June 30, 2026 as compared to the same period in the prior year. The decrease in incentives fees was primarily attributable to the decrease in investment income due to a lower invested asset base.
Interest and other financing expenses decreased by approximately $8.6 million for the three months ended June 30, 2026 as compared to the same period in the prior year. The decrease in interest and other financing expenses was primarily attributable to a decrease in total outstanding borrowings. Our total professional fees, administrative expenses and total other general and administrative expenses remained relatively consistent period over period.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Net realized (losses) gains on investments	$(45.0)	$13.4
Net change in unrealized appreciation (depreciation) of investments	37.8	(40.5)
Net change in unrealized appreciation on foreign currency	0.0	0.4
Benefit (provision) for taxes	0.1	(0.0)
Net realized and unrealized losses	$(7.1)	$(26.7)
Our net realized losses and unrealized gains and losses resulted in a net loss of approximately $7.1 million for the three months ended June 30, 2026 compared to net realized gains and unrealized gains and losses resulting in a net loss of approximately $26.7 million for the same period in 2025. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2026 was primarily driven by unrealized depreciation in Convey and Knockout Intermediate Holdings I Inc. ("Kaseya"), partially offset by unrealized gains in UniTek Global Services, Inc. ("UniTek") and RLG Holdings, LLC ("Resource Label Group"). The provision for income taxes was attributable to equity investments that are held as of June 30, 2026 in five of our corporate subsidiaries. The net loss for the three months ended June 30, 2025 was primarily driven by unrealized depreciation in TVG-Edmentum Holdings, LLC ("Edmentum"), ACI Parent Inc. and New Permian Holdco, Inc., partially offset by realized gains in OA Topco, L.P. The provision for income taxes was attributable to equity investments that are held as of June 30, 2025 in eight of our corporate subsidiaries. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Total investment income	$61.5	$83.5
Net expenses after income taxes	36.9	48.9
Net investment income	24.6	34.6
Less: Net investment income related to non-controlling interest in NMNLC	0.1	0.1
Net investment income related to NMFC	$24.5	$34.5

Net change in realized (losses) gains on investments	(45.0)	13.4
Net change in realized (losses) gains of investments related to NMFC	$(45.0)	$13.4

Net change in unrealized appreciation (depreciation) of investments	37.8	(40.5)
Net change in unrealized (depreciation) appreciation on foreign currency	(0.0)	0.4
Benefit (provision) for taxes	0.0	(0.0)
Less: Net change in unrealized appreciation (depreciation) of investments related to non-controlling interest in NMNLC	0.1	(0.0)
Net change in unrealized appreciation (depreciation) of investments related to NMFC	$37.7	$(40.1)
Results of Operations for the Six Months Ended June 30, 2026 and June 30, 2025
Revenue

	Six Months Ended
(in millions)	June 30, 2026	June 30, 2025
Total interest income	$91.3	$124.4
Total dividend income	35.0	40.3
Other income	4.0	4.5
Total investment income	$130.3	$169.2
Our total investment income decreased by approximately $38.9 million, or 23%, for the six months ended June 30, 2026 as compared to the same period in the prior year. For the six months ended June 30, 2026, total investment income of approximately $130.3 million consisted of approximately $77.1 million in cash interest from investments, approximately $10.5 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $3.8 million, approximately $24.7 million in cash dividends from investments, approximately $10.2 million in non-cash dividends from investments and approximately $4.0 million in other income. The decrease in interest income of approximately $33.0 million was primarily due to a lower invested asset base as a result of the Asset Sale. The decrease in dividend income of approximately $5.3 million was primarily due to a decrease in preferred equity investments held. Other income during the six months ended June 30, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 21 different portfolio companies.

Operating Expenses

	Six Months Ended
(in millions)	June 30, 2026	June 30, 2025
Management fee	$15.6	$20.0
Less: management fee waiver	—	(0.3)
Total net management fee	15.6	19.7
Incentive fee	11.9	16.2
Less: incentive fee waiver	(7.5)	(4.1)
Total net incentive fee	4.3	12.1
Interest and other financing expenses	50.0	62.5
Professional fees	2.1	2.5
Administrative expenses	2.0	2.3
Other general and administrative expenses	1.1	0.8
Total expenses	75.0	99.9
Income tax expense (benefit)	0.0	(0.0)
Net expenses after income taxes	$75.0	$99.9

Our total net operating expenses decreased by approximately $24.9 million for the six months ended June 30, 2026 as compared to the same period in the prior year. Our total net management fee decreased by approximately $4.1 million for the six months ended June 30, 2026 as compared to the same period in the prior year. The decrease in total net management fee was primarily attributable to a lower invested asset base. Our total net incentive fee decreased by approximately $7.8 million for the six months ended June 30, 2026 as compared to the same period in the prior year. The decrease in incentives fees was primarily attributable to the decrease in investment income due to a lower invested asset base, along with an increase in an incentive fee waiver by the Investment Adviser.
Interest and other financing expenses decreased by approximately $12.5 million for the six months ended June 30, 2026 as compared to the same period in the prior year. The decrease in interest and other financing expenses was primarily attributable to a decrease in total outstanding borrowings. Our total professional fees, administrative expenses and total other general and administrative expenses remained relatively consistent period over period.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in millions)	June 30, 2026	June 30, 2025
Net realized (losses) gains on investments	$(77.0)	$51.2
Net change in unrealized depreciation of investments	(3.7)	(89.6)
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	(7.8)	—
Net change in unrealized appreciation on foreign currency	(0.1)	0.6
Benefit (provision) for taxes	0.1	(0.0)
Net realized and unrealized losses	$(88.5)	$(37.8)
Our net realized and unrealized losses resulted in a net loss of approximately $88.5 million for the six months ended June 30, 2026 compared to net realized gains and unrealized gains and losses resulting in a net loss of approximately $37.8 million for the same period in 2025. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the six months ended June 30, 2026 was primarily driven by realized losses due to the Asset Sale where we sold approximately $468.0 million of assets at 94% of the fair value of such assets as of December 31, 2025, unrealized depreciation on the claim related to the collateralized agreement with PPVA Fund, L.P. and PPVA Black Elk (Equity) LLC, Convey, Affordable Care, SLP IV and HelpsSystems, partially offset by unrealized appreciation in UniTek and Eagle Infrastructure Super HoldCo, LLC. The benefit (provision) for income taxes was attributable to equity investments that are held as of June 30, 2026 in five of our corporate subsidiaries. The net loss for the six months ended June 30, 2025 was primarily driven by unrealized depreciation in UniTek, TVG-Edmentum Holdings, LLC, ACI Parent Inc. and New Permian Holdco, Inc., partially offset by unrealized appreciation in Homrich Berg and realized gains in OA Topco, L.P. The provision for income taxes was attributable to equity investments that are held as of June 30, 2025 in eight of our corporate subsidiaries. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Six Months Ended
(in millions)	June 30, 2026	June 30, 2025
Total investment income	$130.3	$169.2
Net expenses after income taxes	75.0	99.9
Net investment income	55.3	69.2
Less: Net investment income related to non-controlling interest in NMNLC	0.2	0.2
Net investment income related to NMFC	$55.1	$69.0

Net change in realized (losses) gains on investments	(77.0)	51.2
Less: Net change in realized gains on investments related to non-controlling interest in NMNLC	—	—
Net change in realized (losses) gains of investments related to NMFC	$(77.0)	$51.2

Net change in unrealized depreciation of investments	(3.7)	(89.6)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(7.8)	—
Net change in unrealized (depreciation) appreciation on foreign currency	(0.1)	0.6
Benefit (provision) for taxes	0.1	(0.0)
Less: Net change in unrealized appreciation (depreciation) of investments related to non-controlling interest in NMNLC	0.2	(0.0)
Net change in unrealized depreciation of investments related to NMFC	$(11.7)	$(89.0)
Liquidity, Capital Resources, Off-Balance Sheet Arrangements and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through June 30, 2026, we have raised approximately $1,034.6 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0% as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude the SBA-guaranteed debentures of SBIC I, SBIC II and SBIC III from the definition of "senior securities" in the asset coverage requirement applicable to us under the 1940 Act. The agreements governing the NMFC Credit Facility and certain of the Unsecured Notes (as defined in Item 1— Financial Statements—Note 7. Borrowings in this Quarterly Report on Form 10-Q) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of June 30, 2026, our asset coverage ratio was 186.2%.
As of June 30, 2026 and December 31, 2025, our borrowings consisted of the June 2027 Notes, November 2028 Notes, February 2029 Notes, October 2027 Notes, Holdings Credit Facility, SBA-guaranteed debentures, NMFC Credit Facility and

Unsecured Management Company Revolver. See Item 1—Financial Statements —Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information.
At June 30, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $64.8 million and $80.7 million, respectively. Our cash provided by operating activities during the six months ended June 30, 2026 and June 30, 2025 was approximately $425.8 million and $144.3 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
For the three and six months ended June 30, 2026 and June 30, 2025, we did not sell any shares of common stock under the Distribution Agreement.
We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of June 30, 2026, shares representing approximately $258.0 million of our common stock remain available for issuance and sale under the Distribution Agreement.
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Old Repurchase Program"). The Old Repurchase Program terminated on October 8, 2025 upon the repurchase of $50.0 million of our common stock. On October 23, 2025, our board of directors authorized a new program for the purpose of repurchasing up to $100.0 million worth of our common stock (the "Repurchase Program"). On April 28, 2026, our board of directors authorized the repurchase of up to an additional $50.0 million worth of our common stock. Giving effect to the increase, the Repurchase Program authorizes us to repurchase up to $150.0 million worth of our common stock.
Under the Old Repurchase Program and the Repurchase Program, we were permitted, but were not obligated, to repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. We expect the Repurchase Program to be in place until the earlier of December 31, 2026 or until $150.0 million worth of common stock have been repurchased.
During the six months ended June 30, 2026, approximately $65.6 million of common stock was repurchased by us under the Repurchase Program. As of June 30, 2026, approximately $79.5 million remained available under the Repurchase Program.
Off-Balance Sheet Agreements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2026 and December 31, 2025, we had outstanding commitments to third parties to fund investments totaling $157.2 million, which included €7.6 million denominated in EUR that has been translated to U.S. dollars, and $211.1 million, which included €7.5 million denominated in EUR that has been translated to U.S. dollars, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2026 and December 31, 2025, we had commitment letters to purchase investments in an aggregate par amount of $10.5 million and $4.7 million, respectively. As of June 30, 2026 and December 31, 2025, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2026 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes(1)	$790.0	$75.0	$715.0	$—	$—
Holdings Credit Facility(2)	378.1	28.1	—	350.0	—
SBA-guaranteed debentures(3)	169.3	4.0	30.3	135.0	—
NMFC Credit Facility(4)	30.4	—	—	30.4	—
Unsecured Management Company Revolver(5)	—	—	—	—	—
Total Contractual Obligations	$1,367.8	$107.1	$745.3	$515.4	$—

(1)$75.0 million of the June 2027 Notes will mature on June 15, 2027 unless earlier repurchased, $115.0 million of the November 2028 Notes will mature on November 15, 2028 unless earlier redeemed, $300.0 million of the February 2029 Notes will mature on February 1, 2029 unless earlier redeemed and $300.0 million of the October 2027 Notes will mature on October 15, 2027 unless earlier redeemed.
(2)Under the terms of the Holdings Credit Facility, all outstanding borrowings under that facility exceeding $350.0 million must be repaid on or before October 26, 2026 ($28.1 million outstanding as of June 30, 2026) and all remaining borrowings must be repaid on or before March 12, 2031 ($350.0 million outstanding as of June 30, 2026). As of June 30, 2026, there was approximately $71.9 million of available capacity remaining, subject to borrowing base limitations, under the Holdings Credit Facility.
(3)The SBA-guaranteed debentures held by SBIC I began to mature on March 1, 2025. The SBA-guaranteed debentures held by SBIC II will begin to mature on September 1, 2028. Refer to Item 1 — Financial Statements — Note 7. Borrowings for a full schedule of SBA-guaranteed debenture maturities.
(4)Under the terms of the $527.1 million NMFC Credit Facility, all outstanding borrowings under that facility ($30.4 million, which included €16.5 million denominated in EUR and £8.7 million denominated in GBP that have been translated to U.S. dollars as of June 30, 2026) must be repaid on or before September 28, 2029. As of June 30, 2026, there was approximately $496.7 million of available capacity remaining, subject to borrowing base limitations, under the NMFC Credit Facility.
(5)Under the terms of the $100.0 million Unsecured Management Company Revolver, all outstanding borrowings under that facility must be repaid on or before December 31, 2030. As of June 30, 2026, there were no borrowings outstanding.
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

Distributions and Dividends
Distributions declared and paid to stockholders for the six months ended June 30, 2026 totaled approximately $54.8 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recently completed fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)(2)
December 31, 2026
Second Quarter	April 22, 2026	June 16, 2026	June 30, 2026	$0.25
First Quarter	February 11, 2026	March 17, 2026	March 31, 2026	0.32
				$0.57
December 31, 2025
Fourth Quarter	October 28, 2025	December 17, 2025	December 31, 2025	$0.32
Third Quarter	July 24, 2025	September 16, 2025	September 30, 2025	0.32
Second Quarter	April 22, 2025	June 16, 2025	June 30, 2025	0.32
First Quarter	February 14, 2025	March 17, 2025	March 31, 2025	0.32
				$1.28
December 31, 2024
Fourth Quarter	October 23, 2024	December 17, 2024	December 31, 2024	$0.33
Third Quarter	July 23, 2024	September 16, 2024	September 30, 2024	0.34
Second Quarter	April 18, 2024	June 14, 2024	June 28, 2024	0.34
First Quarter	January 30, 2024	March 15, 2024	March 29, 2024	0.36
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2026 approximately $0.6 million and $1.2 million, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of June 30, 2026, approximately $0.6 million of indirect administrative expenses were included in payable to affiliates. For the three and six months ended June 30, 2026, the reimbursement to the Administrator represented approximately 0.02% and 0.05%, respectively, of our gross assets.
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
NMFC and SBIC I are parties to an intercompany promissory note (the "Intercompany Note"). The Intercompany Note had an initial principal balance of $59.0 million and the purpose is to fund the repayment of the SBA guaranteed-debentures issued by SBIC I. Under the terms of the Intercompany Note, no fees or interest are payable to NMFC. For the purposes of the consolidated financial statements, all balances and transactions related to the Intercompany Note are eliminated. As of June 30, 2026, the Intercompany Note had a principal balance of $27.2 million.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates flat each meeting held in 2026 after previously decreasing interest rates by 0.25% in each of September, October and December of 2025. While market participants had broadly expected additional rate cuts in 2026 at the start of the year, expectations have shifted toward rates remaining at current levels for longer, as headline inflation remains above the Federal Reserve's 2% target and geopolitical tensions have added further upside pressure to the inflation outlook. Given the evolving economic environment and the Federal Reserve's continued focus on balancing its dual mandate of full employment and progress toward its long-run inflation target, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In a high interest rate environment, our net investment income would increase due to an increase in interest and dividend income generated by our investment portfolio. However, our cost of funds would also increase, which would also impact net investment income. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, SONIA or EURIBOR, to zero, the difference between the total interest and dividend income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest and dividend income and potentially adversely affecting our operating results. During the six months ended June 30, 2026, certain of the investments held in our portfolio had floating SOFR, SONIA, EURIBOR or Prime interest rates. As of June 30, 2026, approximately 87.71% of our investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-dividend bearing equity investments) represent floating-rate investments with a SOFR, SONIA or EURIBOR floor (includes investments bearing prime interest rate contracts) and approximately 12.29% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities and interest rate swaps are also subject to floating interest rates and are currently paid based on the floating SOFR, SONIA or EURIBOR rates.
The following table estimates the potential changes in interest and dividend income, net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest and dividend income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2026. Interest expense is calculated based on the terms of our outstanding revolving credit facilities and unsecured notes. For our credit facilities, we use the outstanding balance as of June 30, 2026. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2026, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest and Dividend Income Net of Interest Expense
-200 Basis Points	(11.65)%
-150 Basis Points	(8.74)%
-100 Basis Points	(5.82)%
-50 Basis Points	(2.91)%
+50 Basis Points	2.91%
+100 Basis Points	5.82%
+150 Basis Points	8.74%
+200 Basis Points	11.65%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of June 30, 2026. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the three months ended June 30, 2026.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the six months ended June 30, 2026, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 482,527 shares of our common stock for approximately $4.1 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the six months ended June 30, 2026.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2026	219,579	$9.27	—	$—
February 2026	—	—	—	—
March 2026	—	—	—	—
April 2026	262,948	7.70	—	—
May 2026	—	—	—	—
June 2026	—	—	—	—
Total	482,527	$8.41	—	$—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Old Repurchase Program"). On October 23, 2025, our board of directors authorized a new program for the purpose of repurchasing up to $100.0 million worth of our common stock (the "Repurchase Program"). On April 28, 2026, our board of directors authorized the repurchase of up to an additional $50.0 million of our common stock. Giving effect to the increase, the Repurchase Program authorizes us to repurchase up to $150.0 million worth of our common stock.
Under the Old Repurchase Program and the Repurchase Program, we were permitted, but were not obligated, to repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. The Old Repurchase Program terminated on October 8, 2025 upon the repurchase of $50.0 million of our common stock. On April 28, 2026, our board of directors authorized the repurchase program of up to an additional $50.0 million of our common stock under the Repurchase Program. Giving effect to the increase, the Repurchase Program authorizes us to repurchase up to $150.0 million worth of our common stock. We expect the Repurchase Program to be in place until the earlier of December 31, 2026 or until $150.0 million worth of common stock have been repurchased.
As of June 30, 2026, approximately $79.5 million remained available under the Repurchase Program.
The following table outlines repurchases of our common stock under the Repurchase Program during the six months ended June 30, 2026.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share (1)	or Programs	Plans or Programs
January 2026	315,201	$8.72	315,201	$92,351
February 2026	1,854,612	8.19	1,854,612	77,168
March 2026	4,893,424	7.90	4,893,424	38,504
April 2026	1,122,761	7.99	1,122,761	79,538
May 2026	—	—	—	79,538
June 2026	—	—	—	79,538
Total	8,185,998	$8.01	8,185,998

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

10.1
Sixteenth Amended and Restated Loan and Security Agreement, dated as of June 26, 2026, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian*

10.2
First Amendment to the Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 30, 2026, by and among New Mountain Finance Corporation, as the borrower, Sumitomo Mitsui Banking Corporation, as the administrative agent, the lenders party thereto and Sumitomo Mitsui Banking Corporation, as the collateral custodian*

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

(4)Previously filed in connection with New Mountain Finance Corporation's Current Report on Form 8-K filed on April 3, 2019.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2026.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ JOHN R. KLINE
John R. Kline
President, Chief Executive Officer
(Principal Executive Officer) and Director

By:	/s/ LAURA C. HOLSON
Laura C. Holson
Chief Financial Officer (Principal Financial and
Accounting Officer), Chief Operating Officer and
Treasurer