Form 10-Q
period 2026-09-30
New Mountain Finance Corp
filed 2026-11-02
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	Shares as of November 2, 2026
Common stock, par value $0.01 per share	94,452,390

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,664,543 and $2,060,391, respectively)	$1,559,410	$2,002,306
Non-controlled/affiliated investments (cost of $136,025 and $131,221, respectively)	69,692	60,702
Controlled investments (cost of $653,422 and $720,503, respectively)	630,860	679,005
Total investments at fair value (cost of $2,453,990 and $2,912,115, respectively)	2,259,962	2,742,013
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	5,700	13,500
Cash and cash equivalents	41,912	80,718
Interest and dividend receivable	31,675	38,549
Receivable from broker	60	—
Receivable from affiliates	53	381
Derivative asset at fair value	—	5,647
Receivable from unsettled securities sold	—	4,138
Other assets	13,339	17,907
Total assets	$2,352,701	$2,902,853
Liabilities
Borrowings
Unsecured Notes	$778,013	$991,585
Holdings Credit Facility	391,446	420,063
SBA-guaranteed debentures	120,000	196,205
NMFC Credit Facility	30,212	81,074
Deferred financing costs (net of accumulated amortization of $50,994 and $45,302, respectively)	(15,470)	(17,875)
Net borrowings	1,304,201	1,671,052
Derivative liability at fair value	9,296	366
Interest payable	7,454	11,892
Management fee payable	7,312	9,176
Incentive fee payable	4,160	3,018
Deferred tax liability	1,838	1,819
Payable for unsettled securities purchased	168	463
Payable to broker	—	14,630
Other liabilities	4,064	2,181
Total liabilities	1,338,493	1,714,597
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 107,851,929 and 107,851,929 shares issued, respectively, and 94,452,390 and 102,638,388 shares outstanding, respectively	1,079	1,079
Paid in capital in excess of par	1,354,726	1,354,726
Treasury stock at cost, 13,399,539 and 5,213,541 shares held, respectively	(117,515)	(51,952)
Accumulated overdistributed earnings	(230,243)	(121,676)
Total net assets of New Mountain Finance Corporation	$1,008,047	$1,182,177
Non-controlling interest in New Mountain Net Lease Corporation	6,161	6,079
Total net assets	$1,014,208	$1,188,256
Total liabilities and net assets	$2,352,701	$2,902,853
Number of shares outstanding	94,452,390	102,638,388
Net asset value per share of New Mountain Finance Corporation	$10.67	$11.52
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$35,311	$49,811	$110,509	$155,508
PIK interest income	3,602	2,968	8,497	8,812
Dividend income	147	179	2,304	1,242
Non-cash dividend income	1,272	4,026	3,464	12,432
Other income	1,349	1,436	4,368	3,640
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	324	322	959	989
PIK interest income	1,330	1,132	3,774	3,176
Dividend income	689	—	689	—
Non-cash dividend income	352	304	1,753	2,279
Other income	63	63	188	188
From controlled investments:
Interest income (excluding PIK interest income)	1,594	1,665	6,511	5,172
PIK interest income	1,694	3,505	4,907	10,093
Dividend income	8,671	11,818	31,285	36,199
Non-cash dividend income	3,555	2,925	10,165	7,374
Other income	461	375	1,310	2,578
Total investment income	60,414	80,529	190,683	249,682
Expenses
Interest and other financing expenses	22,867	31,720	72,845	94,232
Management fee	7,312	9,619	22,880	29,611
Incentive fee	5,548	7,345	17,417	23,563
Professional fees	894	924	2,978	3,413
Administrative expenses	806	916	2,771	3,204
Other general and administrative expenses	681	478	1,755	1,325
Total expenses	38,108	51,002	120,646	155,348
Less: management and incentive fees waived (See Note 5)	(1,387)	(4,544)	(8,932)	(8,952)
Net expenses	36,721	46,458	111,714	146,396
Net investment income before income taxes	23,693	34,071	78,969	103,286
Income tax expense	—	29	23	18
Net investment income	23,693	34,042	78,946	103,268
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(530)	8	(58,933)	12,324
Controlled investments	(2)	1	(18,593)	38,899
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(14,408)	(8,977)	(46,117)	(33,783)
Non-controlled/affiliated investments	(1,946)	(9,736)	4,186	(23,555)
Controlled investments	(2,905)	(2,851)	18,937	(53,833)
Securities purchased under collateralized agreements to resell	—	—	(7,800)	—
Foreign currency	9	(120)	(97)	482
Provision for taxes	(168)	(25)	(22)	(68)
Net realized and unrealized losses	(19,950)	(21,700)	(108,439)	(59,534)
Net increase (decrease) in net assets resulting from operations	3,743	12,342	(29,493)	43,734
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(264)	(153)	(699)	(358)
Net increase (decrease) in net assets resulting from operations related to New Mountain Finance Corporation	$3,479	$12,189	$(30,192)	$43,376
Basic earnings (loss) per share	$0.04	$0.11	$(0.31)	$0.40
Weighted average shares of common stock outstanding - basic (See Note 11)	94,452,390	106,016,542	96,471,368	107,199,318
Diluted earnings (loss) per share	$0.04	$0.11	$(0.31)	$0.40
Weighted average shares of common stock outstanding - diluted (See Note 11)	94,452,390	125,036,696	96,471,368	126,201,036
Distributions declared and paid per share	$0.25	$0.32	$0.82	$0.96
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$23,693	$34,042	$78,946	$103,268
Net realized (losses) gains on investments and foreign currency	(532)	9	(77,526)	51,223
Net change in unrealized (depreciation) appreciation of investments, foreign currency and New Mountain Net Lease Corporation	(19,250)	(21,684)	(23,091)	(110,689)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	—	(7,800)	—
Provision for taxes	(168)	(25)	(22)	(68)
Net increase (decrease) in net assets resulting from operations	3,743	12,342	(29,493)	43,734
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation ("NMNLC")	(264)	(153)	(699)	(358)
Net increase (decrease) in net assets resulting from operations related to New Mountain Finance Corporation	3,479	12,189	(30,192)	43,376
Capital transactions
Repurchase of shares under the repurchase programs	—	(27,611)	(65,563)	(37,253)
Conversion of 2022 Convertible Notes to Shares	—	7	—	7
Offering costs	—	4	—	(10)
Distributions declared to stockholders from net investment income	(23,613)	(33,822)	(78,375)	(102,833)
Total net decrease in net assets resulting from capital transactions	(23,613)	(61,422)	(143,938)	(140,089)
Net decrease in net assets	(20,134)	(49,233)	(174,130)	(96,713)
New Mountain Finance Corporation net assets at the beginning of the period	1,028,181	1,305,859	1,182,177	1,353,339
New Mountain Finance Corporation net assets at the end of the period	1,008,047	1,256,626	1,008,047	1,256,626
Non-controlling interest in NMNLC	6,161	6,040	6,161	6,040
Net assets at the end of the period	$1,014,208	$1,262,666	$1,014,208	$1,262,666

Capital share activity
Conversion of 2022 Convertible Notes to Shares	—	—	—	514
Shares repurchased under the repurchase programs	—	(2,737,377)	(8,185,998)	(3,662,593)
Net decrease in shares outstanding	—	(2,737,377)	(8,185,998)	(3,662,079)

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net (decrease) increase in net assets resulting from operations	$(29,493)	$43,734
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Net realized losses (gains) on investments	77,526	(51,223)
Net change in unrealized depreciation of investments and New Mountain Net Lease Corporation	22,994	111,171
Net change in unrealized depreciation (appreciation) on translation of assets and liabilities in foreign currencies	97	(482)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	7,800	—
Amortization of purchase discount	(6,677)	(7,482)
Amortization of deferred financing costs	7,128	6,866
Amortization of premium on 2022 Convertible Notes	—	(74)
Amortization of discount on February 2029 and October 2027 Notes	932	932
Net change due to hedging activity	72	(871)
Non-cash investment income	(36,981)	(40,281)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(199,790)	(370,769)
Proceeds from sales and paydowns of investments	644,946	519,148
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	64	236
Cash paid for purchase of drawn portion of revolving credit facilities	(5,318)	—
Cash paid on drawn revolvers	(31,361)	(25,603)
Cash repayments on drawn revolvers	15,733	15,601
Interest and dividend receivable	6,879	(1,771)
Receivable from broker	(60)	—
Receivable from unsettled securities sold	4,138	—
Receivable from affiliates	328	(121)
Other assets	4,569	1,496
(Decrease) increase in operating liabilities:
Management fee payable	(1,864)	(848)
Incentive fee payable	1,142	(5,824)
Payable for unsettled securities purchased	(295)	10,412
Interest payable	(4,439)	959
Deferred tax liability	19	68
Payable to broker	(14,630)	10,230
Other liabilities	1,793	1,889
Net cash flows provided by operating activities	465,252	217,393
Cash flows from financing activities
Repurchase of shares under the repurchase programs	(65,563)	(37,253)
Offering costs paid	—	(76)
Distributions paid	(78,375)	(102,833)
Proceeds from Holdings Credit Facility	315,000	378,500
Repayment of Holdings Credit Facility	(343,617)	(364,800)
Repayment of 2022 Convertible Notes	—	(1,228)
Repayment of Unsecured Notes	(200,000)	—
Proceeds from NMFC Credit Facility	90,000	—
Repayment of NMFC Credit Facility	(140,000)	—
Repayment of SBA-guaranteed debentures	(76,205)	(103,795)
Contributions related to non-controlling interest in NMNLC	300	—
Distributions related to non-controlling interest in NMNLC	(917)	(270)
Deferred financing costs paid	(4,636)	(2,436)
Net cash flows used in financing activities	(504,013)	(234,191)
Net decrease in cash and cash equivalents	(38,761)	(16,798)
Effect of foreign exchange rate changes on cash and cash equivalents	(45)	162
Cash and cash equivalents at the beginning of the period	80,718	80,320
Cash and cash equivalents at the end of the period	$41,912	$63,684
Supplemental disclosure of cash flow information
Cash interest paid	$66,969	$82,554
Income taxes received	(62)	(345)
Non-cash operating activities:
Non-cash activity on investments	$24,188	$61,007
Non-cash financing activities:
Conversion of 2022 Convertible Notes to Shares	$—	$7
Accrued but unpaid offering costs	$41	$41
Accrued but unpaid deferred financing costs	146	45

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Einstein Parent, Inc.
Software	First lien (3)(10)(12)	SOFR(Q)	5.25%	8.98%	01/2025	01/2031	$35,582	$35,308	$34,782
	First lien (2)(11)(12)	SOFR(Q)	5.25%	8.98%	01/2025	01/2031	20,000	19,845	19,550
								55,153	54,332	5.36%
Model N, Inc.
Healthcare	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.82%	06/2024	06/2031	43,442	43,281	43,442
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.70%	06/2024	06/2031	4,501	4,479	4,501
								47,760	47,943	4.73%
Associations Finance, Inc.
Associations, Inc.
Business Services	First lien (3)(10)(12)	SOFR(Q)	6.50%	10.52%	05/2024	07/2028	29,794	29,787	29,794
	First lien (3)(12)(15) - Drawn	SOFR(Q)	6.50%	10.52%	05/2024	07/2028	2,199	2,198	2,199
	Subordinated (3)(12)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	10,200	10,187	10,200
	Subordinated (3)(12)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	3,895	3,890	3,895
								46,062	46,088	4.54%
Foundational Education Group, Inc.
Education	First lien (2)(11)	SOFR(Q)	4.25%	8.33%	05/2025	08/2028	6,301	5,947	5,885
	Second lien (5)(12)	SOFR(Q)	6.50%	10.58%	08/2021	08/2029	22,500	22,447	22,500
	Second lien (3)(10)(12)	SOFR(Q)	6.50%	10.58%	08/2021	08/2029	10,965	10,791	10,965
								39,185	39,350	3.88%
Deca Dental Holdings LLC
Healthcare	First lien (2)(11)(12)	SOFR(Q)*	5.75%/PIK	9.92%	08/2021	08/2028	37,413	37,289	31,801
	First lien (3)(10)(12)	SOFR(Q)*	5.75%/PIK	9.92%	08/2021	08/2028	3,938	3,925	3,347
	First lien (3)(10)(12)	SOFR(Q)*	5.75%/PIK	9.92%	08/2021	08/2027	3,101	3,071	2,636
	First lien (3)(10)(12)	SOFR(Q)	5.75%	9.60%	07/2026	08/2028	1,156	1,156	1,156
								45,441	38,940	3.84%
Healthspan Buyer, LLC
Healthcare	First lien (2)(11)	SOFR(M)	4.75%	8.65%	03/2026	10/2030	32,239	31,936	32,239
	First lien (3)(10)	SOFR(M)	4.75%	8.65%	10/2023	10/2030	4,980	4,947	4,980
								36,883	37,219	3.67%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

MRI Software LLC
Software	First lien (5)(12)	SOFR(Q)	4.75%	8.82%	01/2020	02/2028	$21,036	$21,021	$20,721
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.82%	03/2021	02/2028	7,453	7,451	7,341
	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.82%	03/2021	02/2028	4,439	4,438	4,372
	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.82%	01/2020	02/2028	3,050	3,049	3,005
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.82%	01/2020	02/2028	779	778	767
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.75%	8.82%	01/2020	02/2028	501	498	493
								37,235	36,699	3.62%
TigerConnect, Inc.
Healthcare	First lien (3)(10)(12)	SOFR(Q)	6.25%	10.21%	02/2022	08/2029	29,875	29,755	29,576
	First lien (2)(12)	SOFR(Q)	6.25%	10.21%	02/2022	08/2029	3,741	3,741	3,704
	First lien (3)(10)(12)	SOFR(Q)	6.25%	10.21%	08/2025	08/2029	3,054	3,037	3,023
	First lien (3)(12)	SOFR(Q)	6.25%	10.21%	08/2025	08/2029	42	42	41
								36,575	36,344	3.58%
CentralSquare Technologies, LLC
Software	First lien (2)(11)(12)	SOFR(M)	6.00%	9.90%	04/2024	04/2030	36,234	35,951	36,234	3.57%
IG Investments Holdings, LLC
Business Services	First lien (2)(11)(12)	SOFR(Q)	5.00%	8.82%	09/2021	09/2028	32,225	32,121	32,225
	First lien (3)(10)(12)	SOFR(Q)	5.00%	8.82%	03/2024	09/2028	2,498	2,500	2,498
								34,621	34,723	3.42%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (4)(12)	SOFR(M)	5.25%	9.25%	01/2022	12/2027	9,426	9,402	9,426
	First lien (4)(12)	SOFR(M)	5.25%	9.25%	12/2021	12/2027	7,244	7,223	7,244
	First lien (2)(11)(12)	SOFR(M)	5.25%	9.25%	12/2021	12/2027	5,955	5,938	5,955
	First lien (3)(10)(12)	SOFR(M)	5.25%	9.25%	12/2021	12/2027	3,482	3,474	3,482
	Subordinated (4)(12)	FIXED(Q)*	11.50%/PIK	11.50%	01/2022	12/2031	7,543	7,499	7,430
	Subordinated (3)(10)(12)	FIXED(Q)*	11.50%/PIK	11.50%	12/2021	12/2031	888	883	875
								34,419	34,412	3.39%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First lien (2)(11)(12)	SOFR(Q)	6.09%	9.99%	03/2021	03/2028	24,172	24,079	23,794
	First lien (3)(10)(12)	SOFR(Q)	6.09%	10.09%	03/2021	03/2028	5,012	5,004	4,934
	First lien (2)(11)(12)	SOFR(Q)	6.24%	10.20%	04/2025	03/2028	4,706	4,693	4,632
								33,776	33,360	3.29%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First lien (2)(11)(12)	SOFR(Q)	5.50%	9.67%	10/2021	10/2028	$29,006	$28,900	$29,006
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.50%	9.67%	10/2021	10/2028	2,014	1,994	2,014
	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.67%	06/2022	10/2028	965	968	965
	First lien (3)(12)	SOFR(Q)	5.50%	9.67%	10/2021	10/2028	78	78	78
								31,940	32,063	3.16%
Auctane Inc. (fka Stamps.com Inc.)
Distribution & Logistics	First lien (3)(10)(12)	SOFR(Q)	5.75%	9.51%	05/2026	06/2033	31,814	31,584	31,576	3.11%
Nelipak Holding Company
Packaging	First lien (3)(10)(12)(13)	EURIBOR(Q)	5.50%	8.09%	03/2024	03/2031	€16,234	17,495	18,398
	First lien (2)(11)(12)	SOFR(Q)	5.50%	9.57%	03/2024	03/2031	$8,865	8,818	8,865
	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.57%	03/2024	03/2031	$2,152	2,138	2,152
	First lien (3)(10)(12)(15) - Drawn	SOFR(M)	5.50%	9.36%	03/2024	03/2031	$428	425	428
								28,876	29,843	2.94%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (4)(12)	SOFR(Q)	5.75%	9.51%	08/2022	08/2029	21,994	21,958	21,554
	First lien (2)(11)(12)	SOFR(Q)	5.75%	9.51%	06/2024	08/2029	8,113	8,113	7,951
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.75%	9.50%	08/2022	08/2029	195	196	191
								30,267	29,696	2.93%
YLG Holdings, Inc.
Business Services	First lien (5)(12)	SOFR(Q)	4.75%	8.48%	11/2019	12/2030	21,498	21,477	21,498
	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.48%	04/2025	12/2030	4,276	4,259	4,276
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.75%	8.50%	04/2025	12/2030	623	619	623
								26,355	26,397	2.60%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First lien (2)(11)(12)	SOFR(M)	4.75%	8.65%	05/2024	06/2031	15,484	15,398	15,484
	First lien (2)(11)(12)	SOFR(M)	4.25%	8.15%	05/2025	06/2031	5,739	5,715	5,739
	First lien (3)(10)(12)	SOFR(M)	4.25%	8.15%	07/2025	06/2031	2,488	2,476	2,488
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	4.25%	8.00%	05/2024	06/2030	2,383	2,367	2,383
								25,956	26,094	2.57%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

PetVet Care Centers, LLC
Consumer Services	First lien (2)(11)(12)	SOFR(M)	6.00%	9.90%	10/2023	11/2030	$27,648	$27,462	$23,788
	First lien (3)(10)(12)(15) - Drawn	SOFR(M)	6.00%	9.78%	10/2023	11/2029	1,483	1,468	1,276
								28,930	25,064	2.47%
Ambrosia Holdco Corp.(29)
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)(10)(12)	SOFR(M)	4.00%	7.90%	01/2024	07/2029	27,354	24,795	17,123
	First lien (3)(10)(12)	SOFR(M)	4.00%	7.90%	03/2024	07/2029	10,213	6,233	6,393
	Subordinated (3)(12)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	424	359	424
	Subordinated (2)(12)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	366	366	366
								31,753	24,306	2.40%
PDI TA Holdings, Inc.
Software	First lien (4)(12)	SOFR(Q)*	3.50% + 2.50%/PIK	9.82%	01/2024	02/2031	22,283	22,205	21,057
	First lien (3)(12)	SOFR(Q)	5.50%	9.33%	01/2024	02/2031	1,830	1,822	1,730
	First lien (3)(10)(12)	SOFR(Q)*	3.50% + 2.50%/PIK	9.82%	03/2025	02/2031	512	512	484
								24,539	23,271	2.29%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(10)(12)	SOFR(S)	5.50%	9.60%	02/2022	02/2028	18,623	18,596	17,589
	First lien (2)(11)(12)	SOFR(S)	5.50%	9.60%	02/2022	02/2028	5,183	5,174	4,895
	First lien (3)(10)(12)	SOFR(S)	5.50%	9.60%	02/2022	02/2028	681	679	643
								24,449	23,127	2.28%
GS Acquisitionco, Inc.
Software	First lien (5)(12)	SOFR(Q)	5.25%	9.32%	08/2019	05/2028	20,906	20,888	18,280
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.25%	9.32%	08/2019	05/2028	4,818	4,793	4,213
	First lien (3)(12)	SOFR(Q)	5.25%	9.32%	03/2024	05/2028	445	442	389
								26,123	22,882	2.26%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

FS WhiteWater Holdings, LLC(26)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(12)	SOFR(Q)	5.00%	9.22%	12/2021	12/2029	$8,370	$8,338	$8,370
	First lien (3)(10)(12)	SOFR(Q)	5.00%	9.22%	07/2022	12/2029	4,667	4,644	4,667
	First lien (5)(12)	SOFR(Q)	5.00%	9.22%	12/2021	12/2029	2,810	2,798	2,810
	First lien (5)(12)	SOFR(Q)	5.00%	9.22%	12/2021	12/2029	2,792	2,781	2,792
	First lien (5)(12)	SOFR(Q)	5.00%	9.22%	03/2025	12/2029	2,704	2,682	2,704
	First lien (3)(10)(12)	SOFR(Q)	5.00%	9.22%	03/2025	12/2029	903	895	903
	First lien (3)(10)(12)(15) - Drawn	SOFR(M)	5.00%	9.05%	12/2021	12/2029	158	156	158
								22,294	22,404	2.21%
Tempo Acquisition, LLC**
Business Services	First lien (3)(10)	SOFR(M)	1.75%	5.65%	03/2026	08/2028	27,466	20,457	21,864	2.16%
Xactly Corporation
Software	First lien (4)(12)	SOFR(Q)	6.25%	10.11%	07/2017	07/2027	22,500	22,493	21,263	2.10%
GC Waves Holdings, Inc.
Financial Services & Technology	First lien (5)	SOFR(M)	4.50%	8.40%	08/2021	10/2030	21,072	21,027	21,072	2.08%
Brave Parent Holdings, Inc.
Software	First lien (5)(12)	SOFR(M)	4.50%	8.40%	11/2023	11/2030	20,963	20,890	20,542	2.03%
Low Voltage Holdings Inc.
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.82%	04/2025	04/2032	18,368	18,311	18,368
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.82%	04/2025	04/2032	955	953	955
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.75%	8.60%	04/2025	04/2032	898	895	898
								20,159	20,221	1.99%
Cardinal Parent, Inc.
Financial Services & Technology	First lien (4)	SOFR(Q)	4.50%	8.72%	10/2020	11/2027	11,517	11,500	10,358
	Second lien (4)(12)	SOFR(Q)	7.75%	11.97%	11/2020	11/2028	9,767	9,732	8,546
								21,232	18,904	1.86%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)(12)	SOFR(Q)*	9.00%/PIK	12.86%	11/2019	05/2029	25,426	25,381	15,637
	Second lien (2)(12)	SOFR(Q)*	9.00%/PIK	12.86%	11/2019	05/2029	4,755	4,740	2,924
								30,121	18,561	1.83%
Viper Bidco, Inc.
Business Services	First lien (3)(10)(12)(13)	SONIA(D)	4.50%	8.23%	11/2024	11/2031	£11,819	14,931	15,686
	First lien (3)(10)(12)	SOFR(Q)	4.50%	8.57%	11/2024	11/2031	$2,288	2,278	2,288
								17,209	17,974	1.77%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Bonterra LLC
Software	First lien (2)(11)(12)	SOFR(Q)	5.00%	9.07%	03/2025	03/2032	$14,876	$14,846	$14,615
	First lien (3)(10)(12)	SOFR(Q)	5.00%	9.07%	03/2025	03/2032	1,620	1,620	1,592
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.00%	9.07%	03/2025	03/2032	521	520	512
								16,986	16,719	1.65%
Coupa Holdings, LLC
Software	First lien (2)(11)(12)	SOFR(Q)	5.25%	9.07%	02/2023	02/2030	14,135	14,034	14,135
	First lien (3)(10)(12)	SOFR(Q)	5.25%	9.07%	02/2023	02/2030	1,288	1,289	1,288
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.25%	9.07%	02/2023	02/2029	659	651	659
								15,974	16,082	1.59%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(12)	SOFR(M)	4.50%	8.40%	02/2020	02/2028	14,352	14,343	14,352
	First lien (5)(12)	SOFR(M)	4.50%	8.40%	02/2024	02/2028	1,109	1,106	1,109
	First lien (3)(10)(12)(15) - Drawn	SOFR(M)	4.50%	8.40%	02/2020	02/2028	540	537	540
								15,986	16,001	1.58%
AAC Lender Holdings, LLC(23)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(10)(12)	SOFR(M)(17)*	6.75%/PIK + 0.50%	11.03%	09/2015	09/2027	29,879	29,842	16,000
	First lien (3)(12)	SOFR(M)(17)*	14.50%/PIK + 0.50%	18.78%	06/2021	09/2027	1,527	1,527	—
	Subordinated (3)(12)	SOFR(Q)(17)*	1.00%/PIK	4.88%	03/2021	09/2027	5,230	—	—
								31,369	16,000	1.58%
Digicert, Inc.
Software	First lien (2)(11)(12)	SOFR(M)	5.75%	9.65%	07/2025	07/2030	15,345	15,253	15,345	1.51%
RLG Holdings, LLC
Packaging	First lien (3)(10)(12)	SOFR(Q)	4.25%	8.33%	01/2026	07/2028	18,528	10,242	8,439
	First lien (2)(11)(12)	SOFR(Q)	4.25%	8.33%	09/2025	07/2028	7,128	6,124	3,247
	First lien (2)(11)(12)	SOFR(Q)	5.00%	8.82%	06/2024	07/2028	4,131	4,091	1,882
	First lien (3)(10)(12)	SOFR(Q)	5.00%	8.82%	01/2026	07/2028	1,188	625	541
	Second lien (3)(10)(12)	SOFR(Q)	7.50%	11.58%	01/2026	07/2029	10,768	1,542	1,077
								22,624	15,186	1.50%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Bullhorn, Inc.
Software	First lien (2)(11)(12)	SOFR(M)	5.00%	8.90%	05/2024	10/2029	$8,879	$8,961	$8,879
	First lien (2)(11)(12)	SOFR(M)	5.00%	8.90%	10/2021	10/2029	3,398	3,395	3,398
	First lien (3)(10)(12)	SOFR(M)	5.00%	8.90%	05/2024	10/2029	1,025	1,023	1,025
	First lien (2)(11)(12)	SOFR(M)	5.00%	8.90%	09/2019	10/2029	761	759	761
	First lien (2)(11)(12)	SOFR(M)	5.00%	8.90%	09/2019	10/2029	341	340	341
	First lien (2)(11)(12)	SOFR(M)	5.00%	8.90%	09/2019	10/2029	272	271	272
	First lien (3)(12)(15) - Drawn	SOFR(M)	5.00%	8.90%	09/2019	10/2029	125	127	125
								14,876	14,801	1.46%
IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(11)(12)	SOFR(M)	5.75%	9.75%	07/2022	07/2028	7,625	7,598	7,625
	First lien (3)(12)(15) - Drawn	SOFR(M)	5.75%	9.75%	07/2021	07/2028	70	70	70
	Subordinated (3)(12)	SOFR(M)	7.50%	11.50%	07/2022	07/2029	6,265	6,226	6,265
								13,894	13,960	1.38%
Daxko Acquisition Corporation
Financial Services & Technology	First lien (3)(10)(12)	SOFR(M)	4.75%	8.65%	10/2021	10/2028	12,646	12,602	12,646
	First lien (2)(11)(12)	SOFR(M)	4.75%	8.65%	10/2021	10/2028	1,066	1,062	1,066
	First lien (3)(12)	SOFR(M)	4.75%	8.65%	10/2021	10/2028	64	63	64
								13,727	13,776	1.36%
Acumatica Holdings, Inc.
Software	First lien (2)(11)(12)	SOFR(Q)	4.50%	8.57%	07/2025	07/2032	13,759	13,759	13,713	1.35%
CFS Management, LLC
Healthcare	First lien (3)(10)(12)	SOFR(Q)*	6.25% + 2.25%/PIK	12.84%	08/2019	11/2026	12,518	12,519	10,327
	First lien (2)(11)(12)	SOFR(Q)*	6.25% + 2.25%/PIK	12.84%	08/2019	11/2026	3,730	3,739	3,077
								16,258	13,404	1.32%
USRP Holdings, Inc.
Business Services	First lien (2)(11)(12)	SOFR(M)	5.00%	8.90%	07/2021	12/2029	12,299	12,253	12,299	1.21%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

New ACI Holdings LLC (25)
New ACI Intermediate II LLC
New ACI Buyer LLC
Healthcare	First lien (2)(11)(12)	SOFR(Q)*	3.13% + 3.13%/PIK	10.32%	06/2026	06/2031	$3,563	$3,563	$3,563
	First lien (2)(12)	SOFR(Q)	5.50%	9.57%	06/2026	06/2031	1,836	1,836	1,836
	First lien (3)(12)	SOFR(Q)*	3.13% + 3.13%/PIK	10.32%	06/2026	06/2031	1,682	1,682	1,682
	Subordinated (2)(12)	FIXED(Q)*	10.00%/PIK	10.00%	06/2026	06/2032	3,256	3,256	3,256
	Subordinated (3)(12)	FIXED(Q)*	10.00%/PIK	10.00%	06/2026	06/2032	1,537	1,537	1,537
								11,874	11,874	1.17%
Firebird Co-Invest L.P. (19)
Firebird Acquisition Corp, Inc.
Business Services	First lien (3)(10)(12)	SOFR(Q)*	2.25% + 2.75%/PIK	8.82%	01/2025	02/2032	8,299	8,282	8,299
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.50%	8.32%	01/2025	02/2032	3,208	3,201	3,208
								11,483	11,507	1.13%
Jawbreaker Topco, L.P. (24)
Jawbreaker Parent, Inc.
Software	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.82%	01/2026	01/2033	7,777	7,740	7,738
	First lien (3)(10)(12)	SOFR(Q)	4.75%	8.82%	01/2026	01/2033	3,718	3,718	3,700
								11,458	11,438	1.13%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(11)	SOFR(Q)	4.25%	8.17%	06/2021	06/2029	8,303	8,275	8,303
	First lien (2)(11)	SOFR(Q)	4.25%	8.11%	06/2021	06/2029	2,784	2,773	2,784
								11,048	11,087	1.09%
Project Accelerate Parent, LLC
Financial Services & Technology	First lien (5)(12)	SOFR(M)	5.25%	9.15%	02/2024	02/2031	10,334	10,298	10,334	1.02%
Houghton Mifflin Harcourt Company
Education	First lien (2)(11)	SOFR(M)	5.25%	9.25%	10/2023	04/2029	14,225	13,988	9,691	0.96%
Planview Parent, Inc.
Software	First lien (3)(10)	SOFR(Q)	3.50%	7.57%	02/2026	12/2027	3,745	3,201	3,137
	Second lien (3)(10)(12)	SOFR(Q)	5.75%	9.82%	06/2024	12/2028	9,231	9,216	6,415
								12,417	9,552	0.94%
AWP Group Holdings, Inc.
Business Services	First lien (2)(11)(12)	SOFR(Q)*	2.63% + 3.28%/PIK	9.73%	04/2026	12/2032	8,697	8,666	8,664
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.25%	9.12%	04/2026	12/2032	405	403	403
								9,069	9,067	0.89%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

iCIMS, Inc.
Software	First lien (3)(10)(12)	SOFR(Q)	6.25%	10.07%	10/2022	08/2028	$7,366	$7,341	$6,782
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.75%	9.58%	08/2022	08/2028	1,588	1,580	1,444
								8,921	8,226	0.81%
HP TLE Buyer, Inc.
Education	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.82%	06/2025	07/2032	8,168	8,132	8,168	0.81%
Foreside Financial Group, LLC
Business Services	First lien (2)(11)(12)	SOFR(Q)	5.25%	9.47%	05/2022	10/2029	7,726	7,716	7,688
	First lien (3)(10)(12)	SOFR(Q)	5.25%	9.47%	05/2022	10/2029	272	271	271
								7,987	7,959	0.78%
KPSKY Acquisition Inc.
Business Services	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.42%	10/2021	10/2028	6,703	6,680	6,140
	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.37%	06/2022	10/2028	1,128	1,123	1,033
	First lien (3)(10)(12)	SOFR(Q)	5.50%	9.36%	10/2021	10/2028	768	765	703
	First lien (3)(12)	SOFR(Q)	5.75%	9.62%	11/2023	10/2028	18	18	17
								8,586	7,893	0.78%
Compsych Investments Corp.
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.75%	8.48%	07/2024	07/2031	7,731	7,687	7,731	0.76%
Notorious Buyer, LLC (35)
Notorious Holdings, LLC
Notorious Topco, LLC
Consumer Products	First lien (3)(12)	SOFR(Q)*	7.25%/PIK	11.47%	12/2025	12/2030	5,117	5,117	5,117
	Subordinated (3)(12)	SOFR(Q)*	9.00%/PIK	13.22%	12/2025	12/2031	2,490	2,490	2,490
								7,607	7,607	0.75%
NC Topco, LLC
Financial Services & Technology	First lien (2)(11)(12)	SOFR(Q)	4.50%	8.26%	08/2024	09/2031	5,819	5,797	5,819
	First lien (3)(10)(12)	SOFR(Q)	4.50%	8.26%	08/2024	09/2031	1,660	1,652	1,660
								7,449	7,479	0.74%
Eclipse Topco, Inc. (27)
Eclipse Buyer Inc.
Financial Services & Technology	First lien (4)(12)	SOFR(Q)	4.25%	7.98%	09/2024	09/2031	7,113	7,086	7,007	0.69%
Legends Hospitality Holding Company, LLC
Business Services	First lien (5)(12)	SOFR(Q)*	2.75% + 2.75%/PIK	9.32%	08/2024	08/2031	6,310	6,264	6,215
	First lien (5)(12)	SOFR(Q)	5.00%	8.82%	08/2024	08/2031	354	351	345
	First lien (3)(12)(15) - Drawn	SOFR(M)	5.00%	8.90%	08/2024	08/2030	179	177	174
								6,792	6,734	0.66%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Fullsteam Operations LLC
Financial Services & Technology	First lien (2)(11)(12)	SOFR(Q)	5.25%	9.01%	08/2025	08/2031	$6,223	$6,197	$6,192
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.25%	9.02%	08/2025	08/2031	377	375	375
								6,572	6,567	0.65%
OEConnection LLC
Business Services	First lien (2)(11)(12)	SOFR(M)	4.50%	8.40%	04/2024	12/2032	6,609	6,585	6,560	0.65%
RailPros Parent, LLC
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.25%	8.01%	05/2025	05/2032	5,784	5,761	5,784
	First lien (3)(12)(15) - Drawn	SOFR(Q)	4.25%	8.01%	05/2025	05/2032	537	534	537
								6,295	6,321	0.62%
Next Holdco, LLC
Healthcare	First lien (2)(11)(12)	SOFR(Q)	5.25%	8.99%	11/2023	11/2030	6,217	6,189	6,217	0.61%
Greenway Health, LLC
Healthcare	First lien (3)(10)(12)	SOFR(S)	6.75%	10.60%	12/2023	04/2029	6,190	6,140	6,033	0.59%
Vehlo Purchaser, LLC
Software	First lien (3)(12)	SOFR(M)	5.25%	9.15%	06/2025	05/2028	6,027	5,991	6,027	0.59%
WEG Sub Intermediate Holdings, LLC
Financial Services & Technology	Subordinated (3)(12)	FIXED(Q)*	13.00%/PIK	13.00%	05/2023	05/2033	5,140	5,101	5,140	0.51%
ICAT Intermediate Holdings, LLC
Distribution & Logistics	First lien (2)(11)(12)	SOFR(M)	6.25%	10.01%	08/2026	03/2029	3,587	3,554	3,552
	First lien (3)(10)(12)	SOFR(M)	6.25%	10.15%	08/2026	03/2029	958	948	948
	First lien (3)(10)(12)	SOFR(M)	6.25%	10.11%	08/2026	03/2029	516	511	511
								5,013	5,011	0.49%
Icefall Parent, Inc.
Financial Services & Technology	First lien (3)(10)(12)	SOFR(Q)	4.50%	8.57%	01/2024	01/2030	4,828	4,672	4,828	0.48%
DOCS, MSO, LLC
Healthcare	First lien (4)(12)	SOFR(Q)	5.00%	9.17%	06/2022	06/2028	3,215	3,215	3,215
	First lien (3)(10)(12)	SOFR(Q)	5.00%	9.17%	06/2022	06/2028	1,587	1,580	1,587
								4,795	4,802	0.47%
Diligent Corporation
Software	First lien (3)(10)(12)	SOFR(Q)*	8.42%/PIK	12.18%	04/2024	08/2030	3,505	3,496	3,391
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.00%	8.76%	04/2024	08/2030	1,178	1,174	1,140
								4,670	4,531	0.45%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

DT1 Midco Corp.
Business Services	First lien (3)(12)(15) - Drawn	SOFR(M)	5.00%	8.90%	06/2025	12/2031	$2,625	$2,612	$2,605
	First lien (2)(11)(12)	SOFR(M)	5.00%	8.90%	06/2025	12/2031	1,331	1,326	1,321
								3,938	3,926	0.39%
Meta Buyer LLC
Healthcare	First lien (2)(11)(12)	SOFR(Q)	5.25%	9.00%	12/2025	12/2031	2,972	2,958	2,957
	First lien (3)(12)	SOFR(Q)	5.25%	9.00%	12/2025	12/2031	408	405	406
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.25%	9.00%	12/2025	12/2031	176	175	175
	First lien (3)(12)(15) - Drawn	SOFR(Q)	5.25%	9.20%	12/2025	12/2031	160	159	159
								3,697	3,697	0.36%
Capstone Borrower, Inc.
Business Services	First lien (3)(10)	FIXED(S)	8.00%	8.00%	03/2026	06/2030	3,763	3,286	3,621	0.36%
LogRhythm, Inc.
Software	First lien (3)(12)	SOFR(M)(17)*	7.50%/PIK	11.32%	07/2024	07/2029	4,231	4,189	3,454
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	5.50%	9.23%	07/2024	07/2029	73	72	73
								4,261	3,527	0.35%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First lien (3)(10)(12)	SOFR(M)	4.75%	8.75%	05/2021	05/2030	3,035	3,031	3,035	0.30%
PPVA Black Elk (Equity) LLC
Business Services	Claim(3)(12)	—	—	—	05/2013	—	14,500	14,500	2,755	0.27%
RealPage, Inc.
Software	First lien (2)(11)	SOFR(Q)	3.75%	7.82%	03/2026	04/2028	1,953	1,857	1,934	0.19%
Community Management Holdings MidCo 2, LLC
Business Services	First lien (3)(10)(12)	SOFR(Q)	5.00%	9.07%	07/2025	11/2031	1,282	1,271	1,282
	First lien (3)(10)(12)	SOFR(Q)	5.00%	9.03%	07/2025	11/2031	608	603	608
								1,874	1,890	0.19%
Mai Capital Management Intermediate LLC
Financial Services & Technology	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	4.75%	8.82%	06/2025	08/2031	1,878	1,861	1,878	0.19%
Convey Health Solutions, Inc.
Healthcare	First lien (2)(12)	SOFR(Q)(17)*	1.31% + 2.63%/PIK	8.11%	09/2019	07/2029	13,373	12,971	1,444
	First lien (2)(12)	SOFR(Q)(17)*	1.31% + 2.63%/PIK	8.11%	02/2022	07/2029	2,233	2,160	241
								15,131	1,685	0.17%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

DCA TopCo LP (21)
DCA Buyer LLC
Healthcare	First lien (2)(11)(12)	SOFR(Q)	6.00%	10.07%	06/2026	06/2031	$962	$962	$962
	First lien (3)(10)(12)	SOFR(Q)	6.00%	10.07%	06/2026	06/2031	539	539	539
								1,501	1,501	0.15%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(10)(12)	SOFR(M)	5.25%	9.15%	05/2024	10/2029	1,459	1,453	1,459	0.14%
Centegix Intermediate II, LLC
Business Services	First lien (2)(11)(12)	SOFR(Q)*	2.75% + 3.25%/PIK	9.72%	03/2026	08/2032	240	239	239	0.02%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(2)(12)	—	—	—	06/2024	06/2029	152	152	152
	Trust Claim(3)(12)	—	—	—	06/2024	06/2029	52	52	52
								204	204	0.02%
PPVA Fund, L.P.
Business Services	Claim(18)	—	—	—	11/2014	—	—	—	—	—%
Total Funded Debt Investments - United States								$1,473,412	$1,376,796	135.75%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First lien (3)(10)(12)	SOFR(S)*	3.50% + 2.00%/PIK	9.35%	07/2024	07/2031	$20,218	$20,296	$20,218
	First lien (2)(11)(12)	SOFR(S)*	3.50% + 2.00%/PIK	9.35%	06/2025	07/2031	16,576	16,576	16,576
	First lien (2)(11)(12)	SOFR(S)*	3.50% + 2.00%/PIK	9.19%	06/2025	07/2031	899	899	899
								37,771	37,693	3.72%
Total Funded Debt Investments - Jersey								$37,771	$37,693	3.72%
Funded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First lien (2)(11)(12)	SOFR(Q)	6.75%	10.60%	02/2024	02/2030	$9,368	$9,294	$9,368
	First lien (3)(10)(12)	SOFR(M)	6.75%	10.74%	02/2024	02/2030	4,701	4,657	4,701
	First lien (3)(10)(12)(15) - Drawn	SOFR(M)	6.75%	10.75%	02/2024	02/2030	448	443	448
								14,394	14,517	1.43%
Total Funded Debt Investments - United Kingdom								$14,394	$14,517	1.43%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (2)(11)(12)	SOFR(Q)	4.50%	8.23%	06/2025	12/2029	$4,429	$4,421	$4,429
	First lien (3)(10)(12)	SOFR(Q)	4.50%	8.23%	12/2022	12/2029	3,385	3,357	3,385
	First lien (3)(10)(12)	SOFR(Q)	4.50%	8.23%	12/2023	12/2029	1,318	1,310	1,318
								9,088	9,132	0.90%
Adelaide Borrower, LLC**
Business Services	First lien (3)(10)(12)	SOFR(Q)	6.00%	10.07%	05/2024	05/2030	4,780	4,748	4,780
	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	6.00%	9.77%	05/2024	05/2030	288	285	288
								5,033	5,068	0.50%
Total Funded Debt Investments - Australia								$14,121	$14,200	1.40%
Funded Debt Investments - Switzerland
Matterhorn Finco, Inc.**
Software	First lien (2)(11)(12)	SOFR(Q)	5.50%	9.57%	03/2026	03/2033	7,963	7,925	7,923	0.78%
Total Funded Debt Investments - Switzerland								$7,925	$7,923	0.78%
Total Funded Debt Investments								$1,547,623	$1,451,129	143.08%
Equity - United States
Dealer Tire Holdings, LLC(34)
Distribution & Logistics	Preferred Shares (3)(10)(12)	FIXED(A)*	7.00%/PIK	7.00%	09/2021	—	16,829	$27,082	$23,727	2.34%
Symplr Software Intermediate Holdings, Inc. (33)
Healthcare	Series A Preferred Shares (4)(12)	SOFR(Q)(17)*	10.50%/PIK	14.70%	11/2018	—	7,500	19,636	15,467
	Series A Preferred Shares (3)(12)	SOFR(Q)(17)*	10.50%/PIK	14.70%	11/2018	—	35	91	71
								19,727	15,538	1.53%
New ACI Holdings LLC (25)
Healthcare	Class A Common Units(2)(12)	—	—	—	06/2026	—	15,321	7,587	7,587
	Class A Common Units(3)(12)	—	—	—	06/2026	—	7,233	3,582	3,582
	Class B Common Units(3)(12)	—	—	—	06/2026	—	1,250	630	630
								11,799	11,799	1.16%
HBWM Holdings, LLC(31)
Financial Services & Technology	Common Units(8)(12)	FIXED(Q)*	4.00%	4.00%	09/2021	—	47,114	4,827	11,659	1.15%
Knockout Intermediate Holdings I Inc.(32)
Software	Preferred Shares (3)(12)	SOFR(S)*	10.75%/PIK	14.60%	06/2022	—	8,313	14,203	9,674	0.95%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) (30)
Packaging	Series A Preferred Shares (3)(12)	FIXED(A)*	15.00%/PIK	15.00%	05/2024	—	2,900	$3,835	$3,835
	Series B Preferred Shares (3)(12)	FIXED(A)(17)*	11.50%/PIK	11.50%	05/2024	—	3,691	2,565	3,068
	Ordinary Shares (3)(12)	—	—	—	05/2024	—	290	145	41
								6,545	6,944	0.69%
FS WhiteWater Holdings, LLC(26)
Consumer Services	Ordinary Shares (5)(12)	—	—	—	12/2021	—	50,000	5,000	6,117	0.60%
Notorious Buyer, LLC(35)
Consumer Products	Common Stock (3)(12)	—	—	—	12/2025	—	375	7,339	4,859	0.48%
IMA Financial Group, Inc.
Business Services	Class C Common Shares(3)(12)	—	—	—	05/2026	—	20,474	4,411	4,411	0.44%
Firebird Co-Invest L.P.(19)
Business Services	LP Interest (3)(12)	—	—	—	01/2025	—	3,358,474	3,358	4,350	0.43%
Jawbreaker Topco, L.P.(24)
Software	Class A-1 Common Units(3)(12)	—	—	—	01/2026	—	247,609	2,476	2,476	0.24%
Eclipse Topco, Inc.(27)
Financial Services & Technology	Preferred Shares (4)(12)	FIXED(S)*	12.50%/PIK	12.50%	09/2024	—	131	1,620	1,616	0.16%
Pioneer Topco I, L.P.
Software	Class A-2 Common Units(9)(12)	—	—	—	11/2021	—	199,980	2,000	1,600	0.16%
DCA TopCo LP (21)
Healthcare	Class A Common Units(2)(12)	—	—	—	06/2026	—	61,641	617	617
	Class A Common Units(3)(12)	—	—	—	06/2026	—	34,536	345	345
								962	962	0.09%
Ambrosia Holdco Corp.(29)
Distribution & Logistics	Class A-1 Common Units(2)(12)	—	—	—	01/2024	—	126,536	1,348	37
	Class A-1 Common Units(3)(12)	—	—	—	01/2024	—	122,044	1,300	36
								2,648	73	0.01%
GEDC Equity, LLC
Healthcare	Participation Interest(3)(12)	—	—	—	06/2023	—	190,000	190	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

AAC Lender Holdings, LLC(23)
Education	Ordinary Shares (3)(12)	—	—	—	03/2021	—	758	$—	$—	—%
Total Equity - United States								$114,187	$105,805	10.43%
Total Equity								$114,187	$105,805	10.43%
Structured Finance Obligations - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligation(3)(12)	SOFR(Q)	7.00%	10.73%	11/2024	01/2037	3,232	$3,232	$3,217	0.32%
Total Structured Finance Obligations - United States								$3,232	$3,217	0.32%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants (2)(12)	—	—	—	06/2024	06/2029	138,622	$182	$272
	Warrants (3)(12)	—	—	—	06/2024	06/2029	47,459	62	93
								244	365	0.04%
Total Warrants - United States								$244	$365	0.04%
Total Funded Investments								$1,665,286	$1,560,516	153.87%
Unfunded Debt Investments - United States
Notorious Buyer, LLC (35)
Notorious Holdings, LLC
Notorious Topco, LLC
Consumer Products	First lien (3)(12)(15) - Undrawn	—	—	—	12/2025	12/2030	$938	$—	$—	—%
DOCS, MSO, LLC
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	06/2022	06/2028	2,405	—	—	—%
AAC Lender Holdings, LLC(23)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(12)(15) - Undrawn	—	—	—	01/2021	09/2027	2,652	—	—	—%
Ambrosia Holdco Corp.(29)
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)(12)(15) - Undrawn	—	—	—	10/2024	10/2026	2,695	—	—	—%
YLG Holdings, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	04/2025	11/2026	39	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	11/2019	12/2030	309	(2)	—
								(2)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Mai Capital Management Intermediate LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	06/2027	$1,099	$—	$—
	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	08/2031	308	(2)	—
								(2)	—	—%
Next Holdco, LLC
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	11/2023	11/2029	339	(3)	—	—%
NC Topco, LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	08/2024	09/2031	669	(3)	—	—%
Associations, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	07/2028	1,612	(1)	—
	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	07/2028	3,077	(2)	—
								(3)	—	—%
Coupa Holdings, LLC
Software	First lien (3)(12)(15) - Undrawn	—	—	—	02/2023	02/2029	330	(4)	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2021	05/2030	417	(4)	—	—%
RailPros Parent, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2025	05/2027	1,258	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	05/2025	05/2032	899	(4)	—
								(4)	—	—%
Firebird Co-Invest L.P. (19)
Firebird Acquisition Corp, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	01/2025	02/2027	1,504	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	01/2025	02/2032	1,422	(4)	—
								(4)	—	—%
LogRhythm, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	07/2024	07/2029	346	(5)	—	—%
Bullhorn, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	09/2019	10/2029	811	(6)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(12)(15) - Undrawn	—	—	—	02/2020	02/2028	$1,259	$(6)	$—	—%
Wealth Enhancement Group, LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	08/2021	10/2028	2,040	(6)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(15) - Undrawn	—	—	—	06/2021	06/2029	818	(8)	—	—%
Fortis Solutions Group, LLC
Packaging	First lien (3)(12)(15) - Undrawn	—	—	—	10/2021	10/2028	846	(8)	—	—%
Digicert, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	07/2025	07/2030	1,119	(8)	—	—%
Project Accelerate Parent, LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	02/2024	02/2031	1,510	(8)	—	—%
Low Voltage Holdings Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	04/2025	10/2027	2,738	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	04/2025	04/2032	819	(3)	—
	First lien (3)(12)(15) - Undrawn	—	—	—	04/2025	04/2032	1,419	(5)	—
								(8)	—	—%
USRP Holdings, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	07/2021	12/2029	893	(9)	—	—%
HP TLE Buyer, Inc.
Education	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	07/2032	1,797	(9)	—	—%
Daxko Acquisition Corporation
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	10/2021	10/2028	986	(10)	—	—%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	06/2030	1,324	(10)	—	—%
Healthspan Buyer, LLC
Healthcare	First lien (3)(15) - Undrawn	—	—	—	10/2023	10/2030	1,229	(12)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	12/2021	12/2029	1,243	(12)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Compsych Investments Corp.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	07/2024	07/2027	$2,253	$(14)	$—	—%
Icefall Parent, Inc.
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	01/2024	01/2030	475	(17)	—	—%
Viper Bidco, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	11/2024	11/2026	1,838	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	11/2024	11/2031	3,320	(17)	—
								(17)	—	—%
Model N, Inc.
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	06/2024	06/2031	4,825	(24)	—	—%
Nelipak Holding Company
Packaging	First lien (3)(12)(15) - Undrawn	—	—	—	03/2024	03/2027	$1,332	—	—
	First lien (3)(10)(12)(13)(15) - Undrawn	—	—	—	03/2024	03/2027	€6,411	—	—
	First lien (3)(10)(12)(13)(15) - Undrawn	—	—	—	03/2024	03/2031	€1,196	(10)	—
	First lien (3)(12)(15) - Undrawn	—	—	—	03/2024	03/2031	$2,185	(16)	—
								(26)	—	—%
Infogain Corporation
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	07/2021	07/2028	3,757	(28)	—	—%
GC Waves Holdings, Inc.
Financial Services & Technology	First lien (3)(15) - Undrawn	—	—	—	10/2019	10/2030	3,951	(30)	—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	12/2021	12/2027	3,659	(37)	—	—%
IG Investments Holdings, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	09/2021	09/2028	3,780	(38)	—	—%
CentralSquare Technologies, LLC
Software	First lien (3)(12)(15) - Undrawn	—	—	—	04/2024	04/2030	3,980	(50)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

GS Acquisitionco, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	08/2019	05/2028	$3	$—	$(1)	(0.00)%
ICAT Intermediate Holdings, LLC
Distribution & Logistics	First lien (3)(12)(15) - Undrawn	—	—	—	08/2026	03/2029	220	(2)	(2)	(0.00)%
AWP Group Holdings, Inc.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	04/2026	12/2032	959	(4)	(4)	(0.00)%
Meta Buyer LLC
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	12/2025	12/2031	376	(1)	(2)
	First lien (3)(12)(15) - Undrawn	—	—	—	12/2025	12/2027	642	—	(3)
								(1)	(5)	(0.00)%
Centegix Intermediate II, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	03/2026	03/2028	1,177	—	(6)	(0.00)%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	08/2022	08/2029	292	(6)	(6)	(0.00)%
OEConnection LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	04/2024	12/2028	495	—	(4)
	First lien (3)(12)(15) - Undrawn	—	—	—	04/2024	12/2032	618	(3)	(5)
								(3)	(9)	(0.00)%
Fullsteam Operations LLC
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	08/2025	08/2031	691	(3)	(3)
	First lien (3)(12)(15) - Undrawn	—	—	—	08/2025	08/2027	1,698	—	(8)
								(3)	(11)	(0.00)%
Foreside Financial Group, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2022	10/2029	2,311	(23)	(12)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	08/2024	08/2030	537	(5)	(13)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Jawbreaker Topco, L.P. (24)
Jawbreaker Parent, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	01/2026	01/2029	$1,503	$—	$(8)
	First lien (3)(12)(15) - Undrawn	—	—	—	01/2026	01/2033	1,503	(8)	(8)
								(8)	(16)	(0.00)%
DT1 Midco Corp.
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	12/2030	674	(3)	(5)
	First lien (3)(12)(15) - Undrawn	—	—	—	06/2025	04/2027	1,869	—	(14)
								(3)	(19)	(0.00)%
Bonterra LLC
Software	First lien (3)(12)(15) - Undrawn	—	—	—	03/2025	03/2032	1,107	(3)	(19)	(0.00)%
MRI Software LLC
Software	First lien (3)(12)(15) - Undrawn	—	—	—	01/2020	02/2028	1,502	(8)	(23)	(0.00)%
Acumatica Holdings, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	07/2025	07/2032	9,403	—	(31)	(0.00)%
Diligent Corporation
Software	First lien (3)(12)(15) - Undrawn	—	—	—	04/2024	08/2030	1,087	(4)	(35)	(0.00)%
TigerConnect, Inc.
Healthcare	First lien (3)(12)(15) - Undrawn	—	—	—	02/2022	08/2029	4,267	(43)	(43)	(0.00)%
Xactly Corporation
Software	First lien (3)(12)(15) - Undrawn	—	—	—	07/2017	07/2027	992	(10)	(55)	(0.01)%
Eclipse Topco, Inc. (27)
Eclipse Buyer Inc.
Financial Services & Technology	First lien (3)(12)(15) - Undrawn	—	—	—	09/2024	09/2031	4,190	(21)	(62)	(0.01)%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	02/2022	02/2028	1,969	(10)	(109)	(0.02)%
Einstein Parent, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	01/2025	01/2031	5,750	(57)	(129)	(0.02)%
iCIMS, Inc.
Software	First lien (3)(12)(15) - Undrawn	—	—	—	08/2022	08/2028	1,941	(17)	(175)	(0.02)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

PetVet Care Centers, LLC
Consumer Services	First lien (3)(12)(15) - Undrawn	—	—	—	10/2023	11/2029	$2,225	$(22)	$(311)	(0.03)%
Total Unfunded Debt Investments - United States								$(688)	$(1,096)	(0.11)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	12/2022	12/2028	$790	$(6)	$—	—%
Adelaide Borrower, LLC**
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	11/2027	760	—	—
	First lien (3)(12)(15) - Undrawn	—	—	—	05/2024	05/2030	667	(7)	—
								(7)	—	—%
Total Unfunded Debt Investments - Australia								$(13)	$—	—%
Unfunded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First lien (3)(12)(15) - Undrawn	—	—	—	02/2024	02/2030	$2,540	$(32)	$—	—%
Total Unfunded Debt Investments - United Kingdom								$(32)	$—	—%
Unfunded Debt Investments - Switzerland
Matterhorn Finco, Inc.**
Software	First lien (3)(12)(15) - Undrawn	—	—	—	03/2026	03/2033	$1,985	$(10)	$(10)	(0.00)%
Total Unfunded Debt Investments - Switzerland								$(10)	$(10)	(0.00)%
Total Unfunded Debt Investments								$(743)	$(1,106)	(0.11)%
Total Non-Controlled/Non-Affiliated Investments								$1,664,543	$1,559,410	153.76%
Non-Controlled/Affiliated Investments (36)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (20)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(12)	SOFR(Q)*	14.00%/PIK	17.88%	12/2020	01/2028	$30,418	$30,383	$30,418	3.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Eagle Infrastructure Super HoldCo, LLC (28)
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.)
Business Services	First lien (2)(11)(12)	SOFR(Q)	7.50%	11.72%	03/2023	04/2028	$10,628	$10,628	$10,628
	First lien (3)(12)	SOFR(Q)	7.50%	11.72%	03/2023	04/2028	340	340	340
								10,968	10,968	1.08%
Permian Holdco 3, Inc.
Permian Trust
Energy	Trust Claim(7)(12)	FIXED(Q)(17)*	10.00%/PIK	10.00%	03/2021	—	247	—	—
	First lien (3)(12)	SOFR(Q)(17)*	10.00%/PIK	11.00%	07/2020	—	3,409	—	—
								—	—	—%
Total Funded Debt Investments - United States								$41,351	$41,386	4.08%
Equity - United States
TVG-Edmentum Holdings, LLC(20)
Education	Series C-2 Preferred Units(3)(12)	FIXED(Q)*	15.00%/PIK	15.00%	05/2024	—	3,480	$9,737	$9,737
	Class B-1 Common Shares(3)(12)	—	—	—	12/2020	—	24,450	43,212	5,000
	Class B-2 Common Shares(3)(12)	—	—	—	12/2020	—	24,450	24,839	—
								77,788	14,737	1.45%
Eagle Infrastructure Super HoldCo, LLC
Business Services	Ordinary Shares (3)(12)	—	—	—	03/2023	—	72,536	4,103	11,680	1.15%
Sierra Hamilton Holdings Corporation
Energy	Ordinary Shares (2)(12)	—	—	—	07/2017	—	25,000,000	11,501	1,700
	Ordinary Shares (3)(12)	—	—	—	07/2017	—	2,786,000	1,282	189
								12,783	1,889	0.19%
Total Equity - United States								$94,674	$28,306	2.79%
Total Non-Controlled/Affiliated Investments								$136,025	$69,692	6.87%
Controlled Investments (37)
Funded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(10)(12)(15) - Drawn	SOFR(Q)	6.00%	10.34%	10/2020	12/2027	$33,058	$33,058	$33,058
	First lien (3)(10)(12)	SOFR(Q)	9.00%	13.34%	10/2020	12/2027	23,336	23,336	23,336
								56,394	56,394	5.56%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

New Benevis Topco, LLC (22)
New Benevis Holdco, Inc.
Healthcare	First lien (2)(12)	FIXED(Q)*	12.00%/PIK	12.00%	10/2020	10/2028	$26,421	$26,421	$26,421
	Subordinated (3)(12)	FIXED(M)*	12.00%/PIK	12.00%	10/2020	10/2028	29,426	29,300	29,426
								55,721	55,847	5.51%
Total Funded Debt Investments - United States								$112,115	$112,241	11.07%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership Interest (3)(12)	—	—	—	05/2018	—	—	$160,000	$155,200	15.30%
NM NL Holdings, L.P.**
Net Lease	Membership Interest (6)(12)	—	—	—	06/2018	—	—	73,202	111,959	11.04%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership Interest (3)(12)	—	—	—	05/2021	—	—	112,400	102,284	10.08%
UniTek Global Services, Inc.
Business Services	Preferred Shares (3)(12)	FIXED(Q)*	20.00%/PIK	20.00%	08/2018	—	74,650,184	71,326	74,650
	Preferred Shares (3)(12)	—	—	—	06/2017	—	80,994,293	29,318	18,434
	Preferred Shares (2)(12)	—	—	—	01/2015	—	29,326,545	26,946	—
	Preferred Shares (3)(12)	—	—	—	01/2015	—	141,354,439	7,447	—
	Ordinary Shares (2)(12)	—	—	—	01/2015	—	2,096,477	1,925	—
	Ordinary Shares (3)(12)	—	—	—	01/2015	—	10,697,948	532	—
	Preferred Shares (3)(12)	—	—	—	02/2026	—	21,117,531	—	—
								137,494	93,084	9.18%
New Benevis Topco, LLC (22)
Healthcare	Common Stock (2)(12)	—	—	—	10/2020	—	325,516	27,154	24,446
	Common Stock (3)(12)	—	—	—	10/2020	—	152,548	12,768	11,456
								39,922	35,902	3.54%
New Permian Holdco, Inc.
Energy	Ordinary Shares (3)(12)	—	—	—	10/2020	—	100	11,155	11,000	1.08%
NM YI, LLC
Net Lease	Membership Interest (6)(12)	—	—	—	09/2019	—	—	6,272	8,784	0.87%
NM GP Holdco, LLC**
Net Lease	Membership Interest (6)(12)	—	—	—	06/2018	—	—	862	406	0.04%
Total Equity - United States								$541,307	$518,619	51.13%
Total Equity								$541,307	$518,619	51.13%
Total Funded Investments								$653,422	$630,860	62.20%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Total Coupon (16)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (14)	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(12)(15) - Undrawn	—	—	—	10/2020	12/2027	$836	$—	$—	—%
Total Unfunded Debt Investments - United States								$—	$—	—%
Total Controlled Investments								$653,422	$630,860	62.20%
Total Investments								$2,453,990	$2,259,962	222.83%

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
(6)Investment is held by New Mountain Net Lease Corporation.
(7)Investment is held by NMF Permian Holdings, LLC.
(8)Investment is held by NMF HB, Inc.
(9)Investment is held by NMF Pioneer, Inc.
(10)Investment is pledged as collateral for the NMFC Credit Facility, a revolving credit facility among the Company, as the Borrower, Sumitomo Mitsui Banking Corporation, as Administrative Agent, sole Book Runner and Joint Lead Arrangers along with Deutsche Bank Securities Inc., State Street Bank and Trust Company and Wells Fargo Securities, LLC, and the lenders party thereto. See Note 7. Borrowings, for details.
(11)Investment is pledged as collateral for the Holdings Credit Facility, a revolving credit facility among the Company, as the Collateral Manager, New Mountain Finance Holdings, L.L.C., as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent, and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian. See Note 7. Borrowings, for details.
(12)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(13)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of September 30, 2026, the par value U.S. dollar equivalent of the Viper Bidco, Inc. first lien term loan is $15,686 and the Nelipak Holding Company first lien term loan, undrawn delayed draw term loan and undrawn revolver are $18,398, $7,264 and $1,355, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
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
(16)Total Coupon is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest and dividends at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Index Average Rate (SONIA) and the Euro Interbank Offered Rate (EURIBOR) and which resets daily (D), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current coupon rate provided reflects the rate in effect as of September 30, 2026.
(17)Investment is on non-accrual status as of September 30, 2026. See Note 3. Investments, for details.
(18)The Company holds one claim related to a collateralized agreement to resell on its Consolidated Statements of Assets and Liabilities with a cost basis of $30,000 and a fair value of $5,700 as of September 30, 2026. See Note 2. Summary of Significant Accounting Policies, for details.
(19)The Company holds an LP Interest in Firebird Co-Invest L.P. and a first lien term loan, a first lien delayed draw and a first lien revolver in Firebird Acquisition Corp, Inc., a wholly-owned subsidiary of Firebird Co-Invest L.P.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

(20)The Company holds Series C-2 preferred units and Class B-1 and Class B-2 of common equity in TVG-Edmentum Holdings, LLC and subordinated notes in Edmentum Ultimate Holdings, LLC, a wholly-owned subsidiary of TVG-Edmentum Holdings, LLC. As of September 30, 2026, the Company's stated value of its Series C-2 preferred shares, Class B-1 and Class B-2 common equity investments, plus unpaid compounded dividends, was $9,737, $48,080 and $29,707, respectively.
(21)The Company holds Class A common units in DCA TopCo LP and two first lien term loans in DCA Buyer LLC, a wholly-owned subsidiary of DCA TopCo LP.
(22)The Company holds common shares in New Benevis Topco, LLC, and a first lien last out term loan and subordinated notes in New Benevis Holdco, Inc., a wholly-owned subsidiary of New Benevis Topco, LLC.
(23)The Company holds ordinary shares in AAC Lender Holdings, LLC and two first lien term loans, a first lien revolver and subordinated notes in American Achievement Corporation, a partially-owned subsidiary of AAC Lender Holdings, LLC.
(24)The Company holds Class A-1 common units in Jawbreaker Topco, L.P., and two first lien term loans, a first lien delayed draw term loan and a first lien revolver in Jawbreaker Parent, Inc., a wholly-owned subsidiary of Jawbreaker Topco, L.P.
(25)The Company holds Class A common units and Class B common units in New ACI Holdings LLC, one subordinated loan in New ACI Intermediate II LLC and two first lien term loans in New ACI Buyer LLC, a wholly-owned subsidiary of New ACI Holdings LLC.
(26)The Company holds ordinary shares in FS WhiteWater Holdings, LLC, and a first lien term loan, a first lien revolver, and five first lien delayed draws in FS WhiteWater Borrower, LLC, a partially-owned subsidiary of FS WhiteWater Holdings, LLC.
(27)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan and a first lien revolver in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2026, the Company's stated value of its equity investment, plus unpaid compounded dividends, was $1,632.
(28)The Company holds ordinary shares in Eagle Infrastructure Super HoldCo, LLC and two first lien term loans in Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.), a wholly-owned subsidiary of Eagle Infrastructure Super HoldCo, LLC.
(29)The Company holds Class A-1 Common Units in Ambrosia Holdco Corp. and two first lien term loans, two subordinated loans and a first lien delayed draw in TMK Hawk Parent, Corp. TMK Hawk Parent, Corp. is a wholly-owned subsidiary of Ambrosia Intermediate Holdco Corp., which is a wholly-owned subsidiary of Ambrosia Holdco Corp.
(30)The Company's Series A preferred equity investment and Series B preferred equity investment in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) are entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2026, the Company's stated value of its Series A and Series B preferred equity investments, plus unpaid compounded dividends, was $3,835 and $3,691, respectively.
(31)The Company's common equity investment in HBWM Holdings, LLC is entitled to receive a cumulative return that is calculated using the unreturned original investment plus any unpaid compounded dividends. As of September 30, 2026, the Company's unreturned original investment, plus any unpaid compounded dividends, was $4,827.
(32)The Company's preferred equity investment in Knockout Intermediate Holdings I Inc. is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2026, the Company's stated value of its equity investment, plus unpaid compounded dividends, was $14,279.
(33)The Company's Series A preferred equity investment in Symplr Software Intermediate Holdings, Inc. is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2026, the Company's stated value of its equity investment, plus unpaid compounded dividends, was $19,839.
(34)The Company's preferred equity investment in Dealer Tire Holdings, LLC is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2026, the Company's stated value of its equity investment, plus unpaid compounded dividends, was $27,116.
(35)The Company holds common stock in Notorious Buyer, LLC, and a first lien term loan, a subordinated loan, and a first lien revolver in Notorious Topco, LLC and Notorious Holdings, LLC, two wholly-owned subsidiaries of Notorious Buyer, LLC.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

(36)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of September 30, 2026 and December 31, 2025, along with transactions during the nine months ended September 30, 2026 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2026	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.) / Eagle Infrastructure Super HoldCo, LLC	$18,337	$—	$—	$4,311	$22,648	$—	$944	$1,423	$—
Sierra Hamilton Holdings Corporation	2,000	—	—	(111)	1,889	—	—	—	—
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	40,365	4,804	—	(14)	45,155	—	3,789	1,019	188
Total Non-Controlled/Affiliated Investments	$60,702	$4,804	$—	$4,186	$69,692	$—	$4,733	$2,442	$188

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

(37)    Denotes investments in which the Company "controls", as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of September 30, 2026 and December 31, 2025, along with transactions during the nine months ended September 30, 2026 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2026	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
National HME, Inc./NHME Holdings Corp.	$—	$—	$(12,872)	$12,872	$—	$(12,872)	$—	$—	$—
New Benevis Topco, LLC / New Benevis Holdco, Inc.	154,464	8,931	(76,831)	5,185	91,749	(5,718)	6,855	—	—
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	63,833	4,561	—	(1,000)	67,394	—	4,563	—	375
NM NL Holdings, L.P.	106,096	5,926	(6,972)	6,909	111,959	(3)	—	6,601	185
NM GP Holdco, LLC	390	75	(64)	5	406	—	—	33	—
NM YI, LLC	8,641	—	—	143	8,784	—	—	697	—
NMFC Senior Loan Program III LLC	160,000	—	—	(4,800)	155,200	—	—	14,260	—
NMFC Senior Loan Program IV LLC	112,400	—	—	(10,116)	102,284	—	—	9,695	—
UniTek Global Services, Inc.	73,181	10,164	—	9,739	93,084	—	—	10,164	750
Total Controlled Investments	$679,005	$29,657	$(96,739)	$18,937	$630,860	$(18,593)	$11,418	$41,450	$1,310

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
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies—Revenue Recognition, for details.
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2026, 19.9% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.

Derivative Instruments
Interest Rate Swaps

		Company Receives		Company Pays
Counterparty	Hedged Item	Reference	Spread	Reference	Spread	Maturity Date	Fair Market Value	Upfront Payments/Receipts	Change in Unrealized Appreciation (Depreciation)(A)
Morgan Stanley Bank N.A.	February 2029 Notes	FIXED	6.88%	SOFR(M)	2.82%	02/2029	$(5,323)	$—	$(10,970)
Morgan Stanley Bank N.A.	October 2027 Notes	FIXED	6.20%	SOFR(M)	2.88%	10/2027	(3,973)	—	(3,606)
Total Interest Rate Swaps							$(9,296)	$—	$(14,576)

(A)For interest rate swaps designated in qualifying hedge relationships, the changes in fair value are recorded in interest expense within the Company's Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2026
(unaudited)

September 30, 2026
Investment Type	Percent of Total Investments at Fair Value
First lien	63.32%
Second lien	3.01%
Subordinated	4.50%
Structured Finance Obligations	0.14%
Equity and other	29.03%
Total investments	100.00%

September 30, 2026
Industry Type	Percent of Total Investments at Fair Value
Business Services	21.06%
Software	16.68%
Healthcare	16.08%
Investment Funds (includes investments in joint ventures)	11.54%
Consumer Services	6.21%
Financial Services & Technology	6.03%
Net Lease	5.36%
Education	5.24%
Distribution & Logistics	4.46%
Packaging	3.72%
Energy	3.07%
Consumer Products	0.55%
Total investments	100.00%

September 30, 2026
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	87.30%
Fixed rates	12.70%
Total investments	100.00%

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

September 30, 2026
(in thousands, except shares and per share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through September 30, 2026, NMFC has raised approximately $1,034,550 in net proceeds from additional offerings of its common stock.
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
•NMF QID NGL Holdings, Inc. ("NMF QID"), NMF YP Holdings, Inc. ("NMF YP"), NMF Permian Holdings, LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB") and NMF Pioneer, Inc. ("NMF Pioneer"), which are treated as corporations for U.S. federal income tax purposes and are intended to facilitate the Company's compliance with the requirements to be treated as a RIC under the Code by holding equity or equity related investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); the Company consolidates these corporations for accounting purposes but the corporations are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.
New Mountain Net Lease Corporation ("NMNLC") is a majority-owned consolidated subsidiary of the Company, which acquires commercial real estate properties that are subject to "triple net" leases and has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
NMFC is a BDC focused on providing direct lending solutions to U.S. upper middle market companies backed by private equity sponsors. The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of senior secured loans and select junior capital positions to growing businesses in defensive industries that offer attractive risk-adjusted returns. The Company’s investment approach leverages the deep sector knowledge and operating resources of New Mountain Capital.

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
NMFC primarily invests in senior secured debt of U.S. sponsor-backed, middle market companies. The Company defines middle market companies as those with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") of $10 million to $200 million. The Company focuses on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
Similar to the Company, the investment objective of each of SBIC I, SBIC II and SBIC III is to generate current income and capital appreciation under the investment criteria used by the Company. However, investments made by SBIC I, SBIC II and SBIC III must be in SBA eligible small businesses.
The Company’s portfolio may be concentrated in a limited number of industries. As of September 30, 2026, the Company’s top five industry concentrations were business services, software, healthcare, investment funds (which includes the Company's investments in its joint ventures) and consumer services.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC 946”). The Company consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, SBIC I, SBIC I GP, SBIC II, SBIC II GP, SBIC III, SBIC III GP, NMF QID, NMF YP, NMF Permian, NMF HB and NMF Pioneer and its majority-owned consolidated subsidiary: NMNLC. For majority-owned consolidated subsidiaries, the third-party equity interest is referred to as non-controlling interest. The net income attributable to non-controlling interests for such subsidiaries is presented as “Net increase (decrease) in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation” in the Company’s Consolidated Statements of Operations. The portion of stockholders' equity that is attributable to non-controlling interests for such subsidiaries is presented as “Non-controlling interest in New Mountain Net Lease Corporation”, a component of total equity, on the Company’s Consolidated Statements of Assets and Liabilities.
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
Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company’s Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company’s Consolidated Statements of Operations as “Net change in unrealized appreciation (depreciation)” and realizations on portfolio investments reflected in the Company’s Consolidated Statements of Operations as “Net realized gains (losses)”.
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
Derivative instruments and hedging activities—The Company follows the guidance in Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815"), when accounting for derivative instruments and hedging activities. The Company may utilize derivatives to support its overarching risk management objectives. The primary market risk that the Company is exposed to is interest rate risk, which it seeks to mitigate through derivative transactions.

The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments primarily include interest rate swaps. All derivative financial instruments are recognized as derivative assets at fair value or derivative liabilities at fair value, as applicable.
The Company has entered into an International Swaps and Derivatives Association, Inc. 2002 Master Agreement (together with the Schedule and Credit Support Annex thereto and any transactions thereunder, the "ISDA Master Agreement"), on March 18, 2024, with a derivative counterparty (the “ISDA Counterparty”). The ISDA Master Agreement is a bilateral agreement between the Company and the ISDA Counterparty that governs over-the-counter derivatives, into which the Company enters for hedging purposes. The ISDA Master Agreement provides for, among other things, collateral posting terms and netting provisions in the event of certain specified defaults and/or termination events, including bankruptcy or insolvency of the counterparty. The ISDA Master Agreement also includes termination rights that permit the termination of outstanding transactions by the ISDA Counterparty in the event the Company fails to maintain sufficient asset levels, and by the Company in the event the ISDA Counterparty is downgraded below a specified minimum rating level. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties. The collateral terms of the ISDA Master Agreement provide for the bilateral posting of collateral in the form of cash or U.S. government securities for any outstanding exposure under the transactions. In the case of the Company, the agreement provides for the segregation of posted collateral at the Company’s custodian subject to a perfected security interest in favor of the ISDA Counterparty. Upon the close-out of the transactions outstanding under the ISDA Master Agreement following a default, the ISDA Master Agreement provides for a single net payment between the parties equal to the close-out replacement value of the terminated transactions, the right to offset receivables and payables with the same counterparty and/or the right to liquidate collateral.
Interest rate swaps are agreements to exchange interest payments based upon notional amounts and subject the Company to market risk associated with changes in interest rates and changes in interest rate volatility, as well as the credit risk that the counterparty will fail to perform. The Company designates all interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship. As a result, the change in fair value of the hedging instrument and hedged item are recorded in "Interest expense" and recognized as components of "Interest and other financing expenses" in the Company’s Consolidated Statements of Operations. The fair value of the interest rate swap is included as a component of "Derivative asset at fair value" or "Derivative liability at fair value" on the Company’s Consolidated Statements of Assets and Liabilities. Derivative assets at fair value and derivative liabilities at fair value, including variation margin as applicable, are included in the "Net change due to hedging activity" line item in the operating section in the Company’s Consolidated Statements of Cash Flows.
The Company elected not to offset derivative assets and liabilities and cash collateral held with the same counterparty where it has a legally enforceable master netting agreement.
Refer to Note 4. Fair Value and Note 7. Borrowings for more information on the Company's derivative instruments and hedging activities.
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments as of September 30, 2026 are disclosed on the Company's Consolidated Schedule of Investments.
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

Below is certain summarized property information for NMNLC as of September 30, 2026:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2026
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$112,365
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,784
					$121,149
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. Upon the counterparty's failure to perform its contractual obligation to repurchase the collateral, the Company's asset no longer represents an interest-bearing collateralized agreement to resell but instead represents a contractual claim in the liquidation proceedings.
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
As of September 30, 2026, the Company held one claim related to the collateralized agreement to resell with a cost basis of $30,000 and a fair value of $5,700. As of December 31, 2025, the Company held one collateralized agreement to resell with a cost basis of $30,000 and a fair value of $13,500.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2026 and December 31, 2025. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectibility. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2026, the Company recognized PIK interest from investments of $6,626 and $17,178, respectively, and non-cash dividends from investments of $5,179 and $15,382, respectively. For the three and nine months ended September 30, 2025, the Company recognized PIK interest from investments of $7,605 and $22,081, respectively, and non-cash dividends from investments of $7,255 and $22,085, respectively.
Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current.
Other income: Other income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees and other miscellaneous fees received and is typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Other income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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
The following table summarizes the current income tax expense, deferred income tax provision and total income tax provision, for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Current income tax expense	$—	$29	$23	$18
Deferred income tax provision	168	25	22	68
Total income tax provision	$168	$54	$45	$86

As of September 30, 2026 and December 31, 2025, the Company had $1,838 and $1,819, respectively, of deferred tax liabilities, primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Stock repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Old Repurchase Program"). The Old Repurchase Program terminated on October 8, 2025 upon the repurchase of $50,000 of the Company's common stock. On October 23, 2025, the Company's board of directors authorized a new program for the purpose of repurchasing up to $100,000 worth of the Company's common stock (the "Repurchase Program"). On April 28, 2026, the Company's board of directors authorized the repurchase of up to an additional $50,000 of the Company's common stock under the Repurchase Program. Giving effect to the increase, the Repurchase Program authorizes the Company to repurchase up to $150,000 worth of its common stock. On October 20, 2026, the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2027 or until $150,000 worth of its common stock has been repurchased.
Under the Old Repurchase Program and the Repurchase Program, the Company is permitted, but is not obligated, to repurchase its outstanding shares of common stock in the open market from time to time provided that it complies with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases are conducted in accordance with the 1940 Act.
For the three months ended September 30, 2026, the Company did not repurchase any shares of common stock. For the nine months ended September 30, 2026, the Company repurchased a total of 8,185,998 shares of the Company's common stock in the open market for $65,563, including commissions paid. During the three and nine months ended September 30, 2025, the Company repurchased 2,737,377 and 3,662,593 shares, respectively, of the Company's common stock in the open market for $27,611 and $37,253, respectively, including commissions paid. Since the inception of the Repurchase Program through September 30, 2026, the Company repurchased $70,463 worth of its common stock under the Repurchase Program.
Earnings (loss) per share—The Company's earnings (loss) per share ("EPS") amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock outstanding during the period of computation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock assuming all potential shares had been issued, and its related net impact to net assets accounted for, and the additional shares of common stock were dilutive. Diluted EPS reflects the potential dilution, using the if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.
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
Note 3. Investments
At September 30, 2026, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,500,316	$1,430,905
Second lien	83,849	68,064
Subordinated	101,477	101,722
Structured Finance Obligations	3,232	3,217
Equity and other	765,116	656,054
Total investments	$2,453,990	$2,259,962

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$521,261	$476,150
Software	405,342	376,858
Healthcare	394,706	363,588
Investment Funds (includes investments in joint ventures)	275,632	260,701
Consumer Services	145,272	140,394
Financial Services & Technology	131,318	136,281
Net Lease	80,336	121,149
Education	200,836	118,364
Distribution & Logistics	114,058	100,692
Packaging	89,951	84,036
Energy	80,332	69,283
Consumer Products	14,946	12,466
Total investments	$2,453,990	$2,259,962

At December 31, 2025, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,854,022	$1,818,215
Second lien	104,890	91,179
Subordinated	128,705	121,487
Structured Finance Obligations	3,232	3,277
Equity and other	821,266	707,855
Total investments	$2,912,115	$2,742,013

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$533,638	$526,440
Business Services	573,549	516,701
Healthcare	517,598	463,591
Investment Funds (includes investments in joint ventures)	275,632	275,677
Consumer Services	193,415	192,842
Financial Services & Technology	165,745	172,215
Distribution & Logistics	162,382	158,599
Education	195,960	118,507
Net Lease	81,370	115,127
Packaging	76,052	75,324
Energy	75,771	65,833
Food & Beverage	21,193	21,177
Business Products	15,897	16,026
Consumer Products	14,283	14,283
Specialty Chemicals & Materials	9,630	9,671
Total investments	$2,912,115	$2,742,013
As of September 30, 2026, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $31,406, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an initial aggregate principal amount of $13,479 of its first lien term loans on non-accrual status. During the third quarter of 2023, the Company placed the remaining aggregate principal amount of $17,927 of its first lien term loans on non-accrual status. For the three and nine months ended September 30, 2026, the Company's positions in AAC on non-accrual status had total unearned interest income of $1,478 and $4,261, respectively.
During the second quarter of 2024, the Company placed its junior Series B preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. For the three and nine months ended September 30, 2026, the Company's junior Series B preferred shares in Transcendia had total unearned income of $132 and $374, respectively.
During the first quarter of 2026, the Company placed its first lien positions in Convey Health Solutions, Inc. ("Convey") on non-accrual status. For the three and nine months ended September 30, 2026, the Company's first lien positions in Convey had total unearned income of $388 and $1,075, respectively.
During the second quarter of 2026, the Company placed its Series A preferred shares in Symplr Software Intermediate Holdings, Inc. ("Symplr") on non-accrual status. For the three and nine months ended September 30, 2026, the Company's Series A preferred shares in Symplr had total unearned income of $738 and $1,447, respectively.

During the third quarter of 2026, the Company placed its first lien term loan in LogRhythm, Inc. ("LogRhythm") on non-accrual status. For the three and nine months ended September 30, 2026, the Company's first lien term loan in LogRhythm had total unearned income of $245 and $245, respectively.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. As a result of the settlement and the counterparty's failure to satisfy its contractual obligations, the Company's rights under the SPP Agreement have been converted into a contractual claim being pursued through the Cayman Islands liquidation proceedings. Accordingly, the Company no longer classifies the asset as a collateralized securities purchase and put agreement and instead classifies the position as a claim. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of September 30, 2026, the claim had a cost basis of $14,500 and a fair value of $2,755. As of December 31, 2025, the SPP Agreement had a cost basis of $14,500 and a fair value of $6,525.
NMFC Senior Loan Program III LLC
NMFC Senior Loan Program III LLC ("SLP III") was formed as a Delaware limited liability company and commenced operations on April 25, 2018. SLP III is structured as a private joint venture investment fund between the Company and SkyKnight Income II, LLC (“SkyKnight II”) and operates under a limited liability company agreement (the "SLP III Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP III, which has equal representation from the Company and SkyKnight II. SLP III initially had a five-year investment period and will continue in existence until August 7, 2030. On August 6, 2025, the investment period was extended until August 7, 2028. The investment period may be extended for up to one additional year subject to certain conditions.
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of September 30, 2026, the Company and SkyKnight II have committed and contributed $160,000 and $40,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2026 and December 31, 2025.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A. As of the amendment on August 6, 2025, the maturity date of SLP III's revolving credit facility was extended to August 7, 2030, and the reinvestment period was extended to August 7, 2028.
On August 6, 2025, SLP III entered into an amendment to add a subordinate lender (“Class B lenders”) to the existing lender (“Class A lenders”). As of the amendment on August 6, 2025, SLP III's revolving credit facility has a maximum borrowing capacity of $941,000 of which $830,000 of the facility amount is attributed to Class A lenders and $111,000 is attributed to Class B lenders. Prior to the amendment on August 6, 2025, SLP III's revolving credit facility had a maximum borrowing capacity of $600,000, with the full amount attributable to one class of lenders. As of the amendment on August 6, 2025, during the reinvestment period, Class A advances bear interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.50%, and after the reinvestment period Class A advances will bear interest at a rate of SOFR plus 1.80% and Class B advances bear interest at a rate of the SOFR plus 4.75%, and after the reinvestment period Class B advances will bear interest at a rate of the SOFR plus 5.05%. From July 3, 2024 to August 6, 2025, during the reinvestment period, the credit facility bore interest at a rate of SOFR plus 1.65%, and after the reinvestment period it bore interest at a rate of SOFR plus 1.95%.
As of September 30, 2026 and December 31, 2025, SLP III had total investments with an aggregate fair value of approximately $872,188 and $941,427, respectively, and debt outstanding under its credit facility of $758,200 and $672,700, respectively. Additionally, as of September 30, 2026 and December 31, 2025, SLP III had unfunded commitments in the form of delayed draws of $2,593 and $6,867, respectively.
During the first quarter of 2026, SLP III placed its first lien position in Convey on non-accrual status. As of September 30, 2026, SLP III's first lien position in Convey had total unearned income of $205 and $623, respectively, for the three and nine months then ended.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
First lien investments (1)	$930,815	$971,559
Weighted average interest rate on first lien investments (2)	7.68%	8.36%
Number of portfolio companies in SLP III	105	105
Largest portfolio company investment (1)	$19,316	$19,791
Total of five largest portfolio company investments (1)	$88,167	$93,239

(1)Reflects principal amount of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of September 30, 2026:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount	Cost	Fair Value (2)

Funded Investments - First lien
Accelya Lux Finco S.a r.l.	Business Services	SOFR(Q)	5.25%	9.32%	10/2032	$16,363	$16,068	$14,809
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	7.77%	12/2027	2,309	2,306	2,188
Allium Buyer LLC	Business Services	SOFR(Q)	4.25%	8.30%	09/2031	9,467	9,325	9,502
AmSpec Parent, LLC	Energy	SOFR(Q)	3.00%	7.07%	12/2031	9,422	9,407	9,457
Ardonagh Midco 3 Limited	Business Services	SOFR(S)	3.00%	6.84%	02/2031	1,975	1,968	1,961
Asurion, LLC	Business Services	SOFR(Q)	3.75%	7.57%	02/2033	4,411	4,390	4,097
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	7.15%	02/2032	3,078	3,078	3,078
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.25%	7.15%	12/2030	10,889	10,841	10,548
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.50%	7.40%	12/2032	7,146	7,048	6,894
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.25%	7.15%	06/2033	7,683	7,609	7,701
Berlin Packaging L.L.C.	Packaging	SOFR(Q)	3.25%	7.22%	06/2031	8,669	8,668	8,616
BIFM CA Buyer Inc.	Business Services	SOFR(M)	3.25%	7.15%	05/2028	8,981	8,969	8,989
Cardinal Parent, Inc.	Financial Services & Technology	SOFR(Q)	4.50%	8.72%	11/2027	11,535	11,466	10,375
Chrysaor Bidco S.a r.l.	Financial Services & Technology	SOFR(Q)	3.00%	6.76%	10/2031	2,099	2,099	2,109
Citrin Cooperman Advisors LLC	Financial Services & Technology	SOFR(Q)	3.00%	7.07%	04/2032	4,838	4,814	4,786
Cleanova US Holdings LLC	Business Products	SOFR(Q)	4.75%	8.61%	06/2032	17,367	17,219	17,378
Cloudera, Inc.	Software	SOFR(M)	3.75%	7.75%	10/2028	13,952	13,836	13,039
Clydesdale Acquisition Holdings, Inc.	Packaging	SOFR(M)	3.25%	7.15%	04/2032	9,266	9,262	9,107
Cohnreznick Advisory LLC	Financial Services & Technology	SOFR(Q)	3.25%	7.32%	03/2032	7,162	7,142	7,114
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	8.02%	11/2028	4,567	4,558	4,266
ConnectWise, LLC	Software	SOFR(Q)	3.50%	7.84%	09/2028	11,422	11,415	11,240
Convey Health Solutions, Inc. (3)	Healthcare	SOFR(Q)	1.31% + 2.63%/PIK	8.11%	07/2029	9,058	8,706	978
CoreLogic, Inc. (fka First American Corporation, The)	Business Services	SOFR(M)	4.25%	8.15%	07/2031	9,000	8,820	8,539
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	7.77%	10/2028	2,513	2,509	1,594
Cub Financing Intermediate, LLC	Financial Services & Technology	SOFR(Q)	4.25%	8.33%	08/2033	925	916	931
CVET Midco 2, L.P.	Distribution & Logistics	SOFR(Q)	5.00%	9.07%	10/2029	9,631	9,388	9,375
Dayforce Bidco, LLC	Software	SOFR(Q)	3.00%	6.82%	02/2033	5,535	5,373	5,337
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.00%	6.90%	07/2031	11,349	11,307	11,259
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.00%	6.90%	07/2032	11,928	11,892	11,958
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	3.75%	7.48%	10/2029	10,125	9,909	10,102
EAB Global, Inc.	Education	SOFR(M)	3.00%	6.90%	08/2030	10,006	9,834	8,916
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	8.32%	04/2029	13,758	13,635	13,851
Eisner Advisory Group LLC	Financial Services & Technology	SOFR(M)	4.00%	7.90%	02/2031	11,257	11,168	11,252
Embecta Corp.	Healthcare	SOFR(Q)	3.00%	7.07%	03/2029	3,753	3,760	3,184
Finastra USA, Inc.	Financial Services & Technology	SOFR(S)	4.00%	7.75%	09/2032	12,311	12,208	11,905
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	7.31%	03/2028	6,501	6,499	5,742
FNZ Group Entities Limited	Financial Services & Technology	SOFR(Q)	5.00%	8.76%	11/2031	10,101	9,940	6,530
Foundational Education Group, Inc.	Education	SOFR(Q)	4.25%	8.33%	08/2028	13,953	13,896	13,032
Groundworks, LLC	Business Services	SOFR(M)	3.50%	7.40%	03/2031	10,024	9,997	10,038
Heartland Dental, LLC	Healthcare	SOFR(M)	3.00%	6.82%	08/2032	3,718	3,713	3,715
Help/Systems Holdings, Inc.	Software	SOFR(Q)	6.00%	9.86%	05/2029	11,057	11,041	8,379
HIG Finance 2 Limited	Financial Services & Technology	SOFR(M)	2.75%	6.65%	02/2031	6,451	6,279	6,225
HIG Operations Holdings, Inc.	Business Services	SOFR(M)	4.50%	8.40%	06/2031	11,760	11,722	11,760

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount	Cost	Fair Value (2)

HIG Operations Holdings, Inc.	Business Services	SOFR(M)	4.50%	8.40%	06/2031	$1,115	$1,110	$1,115
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	9.25%	04/2029	7,924	7,792	5,398
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)	4.00%	8.07%	02/2032	16,516	16,420	16,449
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.42%	08/2028	12,747	12,690	12,476
Jones DesLauriers Insurance Management Inc.	Business Services	SOFR(Q)	3.00%	6.82%	02/2033	6,461	6,357	6,386
Kaseya Inc.	Software	SOFR(Q)	3.25%	7.07%	03/2032	12,723	12,702	10,651
KnowBe4, Inc.	Education	SOFR(Q)	3.75%	7.57%	07/2032	7,119	7,118	5,047
LI Group Holdings, Inc.	Education	SOFR(M)	3.50%	7.52%	03/2028	2,998	2,996	2,990
LSCS Holdings, Inc.	Healthcare	SOFR(Q)	4.50%	8.57%	03/2032	14,751	14,671	14,668
LTR Intermediate Holdings, Inc.	Specialty Chemicals & Materials	SOFR(M)	3.75%	7.64%	12/2032	7,878	7,842	7,907
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	3.00%	6.87%	11/2030	2,034	2,019	1,986
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(Q)	3.25%	6.92%	05/2033	13,937	13,868	13,823
MED ParentCo, LP	Healthcare	SOFR(M)	3.00%	6.90%	04/2031	6,512	6,494	6,508
Michael Baker International, LLC	Business Services	SOFR(Q)	4.00%	7.82%	12/2028	5,492	5,492	5,499
Michael Baker International, LLC	Business Services	SOFR(M)	4.50%	8.40%	12/2028	2,163	2,112	2,166
Neon Maple Purchaser Inc.	Financial Services & Technology	SOFR(M)	2.50%	6.40%	11/2031	5,717	5,721	5,570
Nexus Buyer LLC	Financial Services & Technology	SOFR(M)	4.00%	7.90%	07/2031	13,906	13,844	13,779
Nielsen Consumer, Inc.	Business Services	SOFR(M)	2.25%	6.15%	10/2030	5,728	5,399	5,711
Oceankey (U.S.) II Corp.	Software	SOFR(M)	3.50%	7.50%	12/2028	13,904	13,908	13,757
OCM System One Buyer CTB, LLC (Sentinel Purchaser II Holdco, LLC)	Business Services	SOFR(M)	3.75%	7.65%	08/2033	7,574	7,536	7,564
Orbit Private Holdings I Ltd	Financial Services & Technology	SOFR(S)	3.75%	7.60%	12/2031	9,315	9,284	9,332
Osaic Holdings, Inc.	Financial Services & Technology	SOFR(Q)	2.50%	6.57%	07/2032	5,547	5,547	5,504
Osmose Utilities Services, Inc.	Specialty Chemicals & Materials	SOFR(M)	3.25%	7.27%	06/2028	13,842	13,471	13,826
OSTTRA Group Ltd	Financial Services & Technology	SOFR(Q)	3.00%	6.75%	10/2032	10,277	10,267	10,290
Outcomes Group Holdings, Inc.	Healthcare	SOFR(Q)	3.00%	6.76%	05/2031	4,057	4,045	4,081
OVG Business Services, LLC	Business Services	SOFR(M)	3.00%	6.90%	06/2031	2,748	2,736	2,763
Paradigm Parent, LLC	Distribution & Logistics	SOFR(Q)	4.50%	8.57%	04/2032	625	556	584
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.25%	7.07%	02/2029	1,202	1,162	1,141
Perforce Software, Inc.	Software	SOFR(M)	4.75%	8.65%	03/2031	4,004	3,992	2,055
Physician Partners, LLC	Healthcare	SOFR(Q)	6.00%	10.07%	12/2029	3,336	3,233	3,385
Physician Partners, LLC	Healthcare	SOFR(Q)	4.00%	8.22%	12/2029	2,840	2,828	2,746
Pioneer AcquisitionCo, LLC	Business Services	SOFR(Q)	2.50%	6.57%	10/2032	4,707	4,696	4,683
Planview Parent, Inc.	Software	SOFR(Q)	3.50%	7.57%	12/2027	13,401	13,335	11,223
Pretium PKG Holdings, Inc.	Packaging	SOFR(Q)	5.25%	8.98%	03/2031	5,600	5,574	5,556
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.25%	7.32%	10/2030	13,403	13,229	9,473
Pushpay USA Inc.	Financial Services & Technology	SOFR(Q)	3.75%	7.57%	08/2031	13,798	13,781	12,510
Quartz AcquireCo, LLC	Business Services	SOFR(Q)	2.25%	6.32%	06/2030	2,619	2,610	2,280
RealPage, Inc.	Software	SOFR(Q)	3.00%	7.34%	04/2028	5,509	5,500	5,444
RealPage, Inc.	Software	SOFR(Q)	3.75%	7.82%	04/2028	7,422	7,342	7,351
Rithum Holdings, Inc. (fka CommerceHub, Inc.)	Software	SOFR(Q)	4.75%	8.82%	07/2032	15,626	15,535	14,743
RLG Holdings, LLC	Packaging	SOFR(Q)	4.25%	8.33%	07/2028	7,050	6,862	3,211
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.00%	8.90%	12/2030	5,092	5,002	5,098

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount	Cost	Fair Value (2)

Secretariat Advisors LLC	Business Services	SOFR(Q)	4.00%	8.07%	02/2032	$9,717	$9,686	$9,422
Secure Acquisition, Inc.	Packaging	SOFR(M)	3.75%	7.65%	12/2028	3,819	3,818	3,831
SonarSource Financing, LLC	Software	SOFR(Q)	4.50%	8.23%	12/2030	11,054	10,909	10,778
Sovos Compliance, LLC (fka Taxware, LLC)	Software	SOFR(M)	3.25%	7.15%	08/2029	11,036	10,945	10,746
Spring Education Group, Inc.	Education	SOFR(Q)	3.25%	7.32%	10/2030	13,062	12,966	13,074
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	7.00%	10.74%	04/2030	9,950	9,602	9,863
Storable, Inc.	Software	SOFR(M)	3.25%	7.15%	04/2031	9,882	9,811	8,562
Summit Acquisition Inc.	Business Services	SOFR(M)	3.50%	7.40%	10/2031	6,421	6,397	6,443
Sword Purchaser, LLC	Packaging	SOFR(M)	4.00%	7.90%	04/2033	4,460	4,237	4,457
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	8.42%	12/2027	15,120	15,091	12,676
Team.blue Finco SARL	Software	SOFR(Q)	3.25%	7.32%	07/2032	5,985	5,991	5,873
Tegra118 Wealth Solutions, Inc.	Financial Services & Technology	SOFR(Q)	4.00%	7.82%	01/2033	11,727	11,641	11,797
Tempo Acquisition, LLC	Business Services	SOFR(M)	1.75%	5.65%	08/2028	4,032	3,420	3,209
Therapy Brands Holdings LLC	Healthcare	SOFR(Q)	4.00%	8.03%	05/2028	3,943	3,938	3,943
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	8.32%	08/2028	13,402	13,398	13,214
Tricorbraun Holdings, Inc.	Packaging	SOFR(M)	3.25%	7.15%	03/2031	11,035	11,001	10,582
TruGreen Limited Partnership	Consumer Services	SOFR(M)	4.00%	8.00%	11/2027	5,316	5,087	5,192
UKG Inc.	Software	SOFR(Q)	2.25%	6.07%	02/2031	5,269	5,183	5,121
US Fertility Enterprises, LLC	Healthcare	SOFR(Q)	3.00%	7.07%	12/2032	7,454	7,420	7,480
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	9.15%	10/2028	11,195	11,267	11,297
Valcour Packaging, LLC	Packaging	SOFR(M)	3.75%	7.76%	10/2028	3,212	3,212	2,559
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)	4.00%	7.90%	10/2031	11,367	11,349	11,184
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	3.75%	7.82%	07/2029	11,102	11,095	10,928
Xplor T1, LLC	Financial Services & Technology	SOFR(Q)	3.25%	7.05%	12/2032	16,933	16,863	16,382
Zelis Cost Management Buyer, Inc.	Healthcare	SOFR(M)	3.25%	7.15%	11/2031	19,316	19,318	19,249
Zest Acquisition Corp.	Healthcare	SOFR(M)	6.00%	9.90%	02/2031	5,879	5,791	5,791
Total Funded Investments						$928,222	$920,114	$872,238
Unfunded Investments - First lien
Citrin Cooperman Advisors LLC	Financial Services & Technology	—	—	—	04/2027	$1,022	$(10)	$(15)
Secretariat Advisors LLC	Business Services	—	—	—	02/2027	1,188	1	(36)
US Fertility Enterprises, LLC	Healthcare	—	—	—	12/2027	383	(2)	1
Total Unfunded Investments						$2,593	$(11)	$(50)
Total Investments						$930,815	$920,103	$872,188

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2026.
(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of managers does not determine the fair value of the investments held by SLP III.
(3)Investment is on non-accrual status as of September 30, 2026.

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

Below is certain summarized financial information for SLP III as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and September 30, 2025:

Selected Balance Sheet Information:	September 30, 2026	December 31, 2025
Investments at fair value (cost of $920,103 and $957,232, respectively)	$872,188	$941,427
Cash and other assets	30,661	28,469
Receivable from unsettled securities sold	30,775	—
Total assets	$933,624	$969,896

Credit facility	$758,200	$672,700
Deferred financing costs (net of accumulated amortization of $8,861 and $7,948, respectively)	(3,394)	(4,308)
Payable for unsettled securities purchased	15,116	105,171
Distribution payable	4,625	7,000
Other liabilities	10,300	8,462
Total liabilities	784,847	789,025

Members' capital	$148,777	$180,871
Total liabilities and members' capital	$933,624	$969,896

Selected Statement of Operations Information:	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest income	$18,796	$16,172	$56,176	$46,239
Other income	93	64	526	253
Total investment income	18,889	16,236	56,702	46,492

Interest and other financing expenses	11,895	8,227	35,250	24,444
Other expenses	349	329	1,070	932
Total expenses	12,244	8,556	36,320	25,376
Net investment income	6,645	7,680	20,382	21,116

Net realized losses on investments	(913)	(1,294)	(2,541)	(829)
Net change in unrealized appreciation (depreciation) of investments	9,441	(1,122)	(32,110)	(9,439)
Net increase (decrease) in members' capital	$15,173	$5,264	$(14,269)	$10,848
For the three and nine months ended September 30, 2026, the Company earned approximately $3,700 and $14,260, respectively, of dividend income related to SLP III, which is included in dividend income. For the three and nine months ended September 30, 2025, the Company earned approximately $5,600 and $17,000, respectively, of dividend income related to SLP III, which is included in dividend income. As of September 30, 2026 and December 31, 2025, approximately $3,700 and $5,600, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
The Company has determined that SLP III is an investment company under ASC 946; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Furthermore, ASC 810 concludes that in a joint venture where both members have equal decision-making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLP III.

NMFC Senior Loan Program IV LLC
NMFC Senior Loan Program IV LLC ("SLP IV") was formed as a Delaware limited liability company on April 6, 2021, and commenced operations on May 5, 2021. SLP IV is structured as a private joint venture investment fund between the Company and SkyKnight Income Alpha, LLC ("SkyKnight Alpha") and operates under the First Amended and Restated Limited Liability Company Agreement of NMFC Senior Loan Program IV LLC, dated May 5, 2021 (the "SLP IV Agreement"). Upon the effectiveness of the SLP IV Agreement, the members contributed their respective membership interests in NMFC Senior Loan Program I LLC ("SLP I") and NMFC Senior Loan Program II LLC ("SLP II") to SLP IV. Immediately following the contribution of their membership interests, SLP I and SLP II became wholly-owned subsidiaries of SLP IV. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP IV, which has equal representation from the Company and SkyKnight Alpha. SLP IV initially had a five-year investment period and will continue in existence until July 11, 2030. On July 11, 2025, the investment period was extended until July 11, 2028. The investment period may be extended for up to one additional year subject to certain conditions.
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of September 30, 2026, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2026 and December 31, 2025.
On May 5, 2021, SLP IV entered into a revolving credit facility with Wells Fargo Bank, National Association. As of the amendment on July 11, 2025, the maturity date of SLP IV's revolving credit facility was extended to July 11, 2030.
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
As of September 30, 2026 and December 31, 2025, SLP IV had total investments with an aggregate fair value of approximately $592,086 and $641,452, respectively, and debt outstanding under its credit facility of $522,137 and $471,737, respectively. Additionally, as of September 30, 2026 and December 31, 2025, SLP IV had unfunded commitments in the form of delayed draws of $1,623 and $4,796, respectively.
During the first quarter of 2026, SLP IV placed its first lien position in Convey on non-accrual status. As of September 30, 2026, SLP IV's first lien position in Convey had total unearned income of $77 and $241, respectively, for the three and nine months then ended.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
First lien investments (1)	$633,916	$664,399
Weighted average interest rate on first lien investments (2)	7.77%	8.67%
Number of portfolio companies in SLP IV	105	105
Largest portfolio company investment (1)	$18,327	$18,217
Total of five largest portfolio company investments (1)	$64,843	$64,111

(1)Reflects principal amount of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2026:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount	Cost	Fair Value (2)

Funded Investments - First lien
Accelya Lux Finco S.a r.l.	Business Services	SOFR(Q)	5.25%	9.32%	10/2032	$10,420	$10,232	$9,430
ADG, LLC	Healthcare	SOFR(Q)	1.00% + 3.00%/PIK	7.88%	09/2028	18,327	18,326	11,846
ADMI Corp. (aka Aspen Dental)	Healthcare	SOFR(M)	3.75%	7.77%	12/2027	1,781	1,779	1,688
Allium Buyer LLC	Business Services	SOFR(Q)	4.25%	8.30%	09/2031	6,028	5,938	6,051
AmSpec Parent, LLC	Energy	SOFR(Q)	3.00%	7.07%	12/2031	5,478	5,473	5,498
Asurion, LLC	Business Services	SOFR(Q)	3.75%	7.57%	02/2033	3,134	3,118	2,911
athenahealth Group Inc.	Healthcare	SOFR(M)	3.25%	7.15%	02/2032	5,234	5,217	5,234
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.25%	7.15%	12/2030	7,838	7,809	7,593
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	3.50%	7.40%	12/2032	3,633	3,583	3,505
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.25%	7.15%	06/2033	1,729	1,714	1,733
Berlin Packaging L.L.C.	Packaging	SOFR(Q)	3.25%	7.22%	06/2031	4,890	4,892	4,860
BIFM CA Buyer Inc.	Business Services	SOFR(M)	3.25%	7.15%	05/2028	6,561	6,547	6,567
Cardinal Parent, Inc.	Financial Services & Technology	SOFR(Q)	4.50%	8.72%	11/2027	6,990	6,930	6,287
Chrysaor Bidco S.a r.l.	Financial Services & Technology	SOFR(Q)	3.00%	6.76%	10/2031	1,549	1,549	1,556
Citrin Cooperman Advisors LLC	Financial Services & Technology	SOFR(Q)	3.00%	7.07%	04/2032	2,677	2,665	2,648
Cleanova US Holdings LLC	Business Products	SOFR(Q)	4.75%	8.61%	06/2032	11,096	10,988	11,103
Cloudera, Inc.	Software	SOFR(M)	3.75%	7.75%	10/2028	9,550	9,475	8,924
Clydesdale Acquisition Holdings, Inc.	Packaging	SOFR(M)	3.25%	7.15%	04/2032	5,504	5,505	5,410
Cohnreznick Advisory LLC	Financial Services & Technology	SOFR(Q)	3.25%	7.32%	03/2032	4,410	4,397	4,380
Confluence Technologies, Inc.	Software	SOFR(Q)	3.75%	7.97%	07/2028	9,525	9,510	7,772
Confluence Technologies, Inc.	Software	SOFR(Q)	5.00%	8.76%	07/2028	943	943	941
Confluent Health, LLC	Healthcare	SOFR(M)	4.00%	8.02%	11/2028	3,057	3,051	2,856
ConnectWise, LLC	Software	SOFR(Q)	3.50%	7.84%	09/2028	6,555	6,561	6,450
Convey Health Solutions, Inc. (3)	Healthcare	SOFR(Q)	1.31% + 2.63%/PIK	8.11%	07/2029	3,484	3,349	376
CoreLogic, Inc. (fka First American Corporation, The)	Business Services	SOFR(M)	4.25%	8.15%	07/2031	6,500	6,374	6,167
Cornerstone OnDemand, Inc.	Software	SOFR(M)	3.75%	7.77%	10/2028	1,795	1,792	1,139
Cub Financing Intermediate, LLC	Financial Services & Technology	SOFR(Q)	4.25%	8.33%	08/2033	589	583	593
CVET Midco 2, L.P.	Distribution & Logistics	SOFR(Q)	5.00%	9.07%	10/2029	6,472	6,374	6,300
Dayforce Bidco, LLC	Software	SOFR(Q)	3.00%	6.82%	02/2033	2,996	2,919	2,889
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	3.00%	6.90%	07/2031	10,297	10,259	10,215
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.00%	6.90%	07/2032	8,226	8,208	8,247
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	3.75%	7.48%	10/2029	6,816	6,653	6,800
EAB Global, Inc.	Education	SOFR(M)	3.00%	6.90%	08/2030	6,824	6,760	6,081
Eagle Parent Corp.	Business Services	SOFR(Q)	4.25%	8.32%	04/2029	8,775	8,703	8,834
Eisner Advisory Group LLC	Financial Services & Technology	SOFR(M)	4.00%	7.90%	02/2031	6,826	6,761	6,823
Embecta Corp.	Healthcare	SOFR(Q)	3.00%	7.07%	03/2029	1,579	1,582	1,340
Finastra USA, Inc.	Financial Services & Technology	SOFR(S)	4.00%	7.75%	09/2032	8,214	8,147	7,943
Flash Charm, Inc.	Software	SOFR(Q)	3.50%	7.31%	03/2028	3,898	3,890	3,443
FNZ Group Entities Limited	Financial Services & Technology	SOFR(Q)	5.00%	8.76%	11/2031	7,161	7,048	4,630
Foundational Education Group, Inc.	Education	SOFR(Q)	4.25%	8.33%	08/2028	10,844	10,787	10,129
Groundworks, LLC	Business Services	SOFR(M)	3.50%	7.40%	03/2031	6,404	6,375	6,412

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount	Cost	Fair Value (2)

Heartland Dental, LLC	Healthcare	SOFR(M)	3.00%	6.82%	08/2032	$2,652	$2,648	$2,650
Help/Systems Holdings, Inc.	Software	SOFR(Q)	6.00%	9.86%	05/2029	6,002	5,995	4,549
HIG Finance 2 Limited	Financial Services & Technology	SOFR(M)	2.75%	6.65%	02/2031	2,977	2,889	2,873
HIG Operations Holdings, Inc.	Business Services	SOFR(M)	4.50%	8.40%	06/2031	7,069	7,069	7,069
HIG Operations Holdings, Inc.	Business Services	SOFR(M)	4.50%	8.40%	06/2031	1,230	1,224	1,229
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	9.25%	04/2029	8,109	7,953	5,524
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)	4.00%	8.07%	02/2032	10,517	10,454	10,474
Inizio Group Limited	Healthcare	SOFR(Q)	4.25%	8.42%	08/2028	9,702	9,624	9,496
Jones DesLauriers Insurance Management Inc.	Business Services	SOFR(Q)	3.00%	6.82%	02/2033	3,099	3,039	3,063
Kaseya Inc.	Software	SOFR(Q)	3.25%	7.07%	03/2032	8,090	8,076	6,773
KnowBe4, Inc.	Education	SOFR(Q)	3.75%	7.57%	07/2032	4,751	4,751	3,369
LSCS Holdings, Inc.	Healthcare	SOFR(Q)	4.50%	8.57%	03/2032	10,119	10,072	10,063
LTR Intermediate Holdings, Inc.	Specialty Chemicals & Materials	SOFR(M)	3.75%	7.64%	12/2032	5,016	4,993	5,035
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)	3.00%	6.87%	11/2030	2,999	2,975	2,928
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(Q)	3.25%	6.92%	05/2033	8,875	8,831	8,802
MED ParentCo, LP	Healthcare	SOFR(M)	3.00%	6.90%	04/2031	6,039	6,017	6,036
Michael Baker International, LLC	Business Services	SOFR(Q)	4.00%	7.82%	12/2028	3,800	3,800	3,806
Michael Baker International, LLC	Business Services	SOFR(M)	4.50%	8.40%	12/2028	1,259	1,230	1,261
Neon Maple Purchaser Inc.	Financial Services & Technology	SOFR(M)	2.50%	6.40%	11/2031	2,210	2,213	2,153
Nexus Buyer LLC	Financial Services & Technology	SOFR(M)	4.00%	7.90%	07/2031	8,842	8,802	8,761
Nielsen Consumer, Inc.	Business Services	SOFR(M)	2.25%	6.15%	10/2030	3,654	3,501	3,643
Oceankey (U.S.) II Corp.	Software	SOFR(M)	3.50%	7.50%	12/2028	9,167	9,170	9,070
OCM System One Buyer CTB, LLC (Sentinel Purchaser II Holdco, LLC)	Business Services	SOFR(M)	3.75%	7.65%	08/2033	4,823	4,799	4,817
Orbit Private Holdings I Ltd	Financial Services & Technology	SOFR(S)	3.75%	7.60%	12/2031	5,941	5,921	5,951
Osaic Holdings, Inc.	Financial Services & Technology	SOFR(Q)	2.50%	6.57%	07/2032	3,532	3,532	3,504
Osmose Utilities Services, Inc.	Specialty Chemicals & Materials	SOFR(M)	3.25%	7.27%	06/2028	8,805	8,570	8,795
OSTTRA Group Ltd	Financial Services & Technology	SOFR(Q)	3.00%	6.75%	10/2032	5,622	5,617	5,629
Outcomes Group Holdings, Inc.	Healthcare	SOFR(Q)	3.00%	6.76%	05/2031	2,808	2,799	2,824
OVG Business Services, LLC	Business Services	SOFR(M)	3.00%	6.90%	06/2031	1,750	1,742	1,759
Paradigm Parent, LLC	Distribution & Logistics	SOFR(Q)	4.50%	8.57%	04/2032	398	354	372
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.25%	7.07%	02/2029	762	737	723
Perforce Software, Inc.	Software	SOFR(M)	4.75%	8.65%	03/2031	3,173	3,163	1,629
Physician Partners, LLC	Healthcare	SOFR(Q)	6.00%	10.07%	12/2029	2,763	2,673	2,804
Physician Partners, LLC	Healthcare	SOFR(Q)	4.00%	8.22%	12/2029	2,147	2,137	2,075
Pioneer AcquisitionCo, LLC	Business Services	SOFR(Q)	2.50%	6.57%	10/2032	4,013	4,004	3,993
Planview Parent, Inc.	Software	SOFR(Q)	3.50%	7.57%	12/2027	7,879	7,840	6,599
Pretium PKG Holdings, Inc.	Packaging	SOFR(Q)	5.25%	8.98%	03/2031	3,566	3,550	3,538
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)	3.25%	7.32%	10/2030	9,634	9,508	6,809
Pushpay USA Inc.	Financial Services & Technology	SOFR(Q)	3.75%	7.57%	08/2031	8,786	8,790	7,966
Quartz AcquireCo, LLC	Business Services	SOFR(Q)	2.25%	6.32%	06/2030	1,102	1,098	960
RealPage, Inc.	Software	SOFR(Q)	3.00%	7.34%	04/2028	3,508	3,502	3,466
RealPage, Inc.	Software	SOFR(Q)	3.75%	7.82%	04/2028	4,063	4,006	4,024
Rithum Holdings, Inc. (fka CommerceHub, Inc.)	Software	SOFR(Q)	4.75%	8.82%	07/2032	9,985	9,921	9,421
RxB Holdings, Inc.	Healthcare	SOFR(M)	5.00%	8.90%	12/2030	3,242	3,185	3,246

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount	Cost	Fair Value (2)

Secretariat Advisors LLC	Business Services	SOFR(Q)	4.00%	8.07%	02/2032	$6,249	$6,227	$6,060
Secure Acquisition, Inc.	Packaging	SOFR(M)	3.75%	7.65%	12/2028	2,580	2,578	2,588
SonarSource Financing, LLC	Software	SOFR(Q)	4.50%	8.23%	12/2030	6,834	6,744	6,663
Sovos Compliance, LLC (fka Taxware, LLC)	Software	SOFR(M)	3.25%	7.15%	08/2029	6,660	6,617	6,486
Spring Education Group, Inc.	Education	SOFR(Q)	3.25%	7.32%	10/2030	10,076	10,001	10,086
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	7.00%	10.74%	04/2030	6,965	6,740	6,904
Storable, Inc.	Software	SOFR(M)	3.25%	7.15%	04/2031	5,547	5,522	4,806
Summit Acquisition Inc.	Business Services	SOFR(M)	3.50%	7.40%	10/2031	744	743	747
Sword Purchaser, LLC	Packaging	SOFR(M)	4.00%	7.90%	04/2033	2,840	2,705	2,838
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	8.42%	12/2027	3,621	3,618	3,035
Team.blue Finco SARL	Software	SOFR(Q)	3.25%	7.32%	07/2032	5,985	5,978	5,873
Tegra118 Wealth Solutions, Inc.	Financial Services & Technology	SOFR(Q)	4.00%	7.82%	01/2033	7,304	7,249	7,347
Tempo Acquisition, LLC	Business Services	SOFR(M)	1.75%	5.65%	08/2028	2,286	1,970	1,820
Therapy Brands Holdings LLC	Healthcare	SOFR(Q)	4.00%	8.03%	05/2028	5,801	5,792	5,801
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)	4.25%	8.32%	08/2028	8,551	8,547	8,430
Tricorbraun Holdings, Inc.	Packaging	SOFR(M)	3.25%	7.15%	03/2031	7,027	7,005	6,738
TruGreen Limited Partnership	Consumer Services	SOFR(M)	4.00%	8.00%	11/2027	3,385	3,244	3,306
UKG Inc.	Software	SOFR(Q)	2.25%	6.07%	02/2031	3,428	3,372	3,331
US Fertility Enterprises, LLC	Healthcare	SOFR(Q)	3.00%	7.07%	12/2032	4,747	4,725	4,763
Valcour Packaging, LLC	Packaging	SOFR(M)	5.25%	9.15%	10/2028	6,943	6,975	7,006
Valcour Packaging, LLC	Packaging	SOFR(M)	3.75%	7.76%	10/2028	2,337	2,336	1,861
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)	4.00%	7.90%	10/2031	7,686	7,668	7,562
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)	3.75%	7.82%	07/2029	7,027	7,021	6,917
Xplor T1, LLC	Financial Services & Technology	SOFR(Q)	3.25%	7.05%	12/2032	10,753	10,710	10,404
Zelis Cost Management Buyer, Inc.	Healthcare	SOFR(M)	3.25%	7.15%	11/2031	12,300	12,301	12,257
Zest Acquisition Corp.	Healthcare	SOFR(M)	6.00%	9.90%	02/2031	3,879	3,821	3,821
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	9.38%	03/2028	9,550	9,495	9,454
Zone Climate Services, Inc.	Business Services	SOFR(Q)	5.50%	9.38%	03/2028	2,099	2,087	2,078
Total Funded Investments						$632,293	$627,331	$592,117
Unfunded Investments - First lien
Citrin Cooperman Advisors LLC	Financial Services & Technology	—	—	—	04/2027	$615	$(6)	$(9)
Secretariat Advisors LLC	Business Services	—	—	—	02/2027	764	—	(23)
US Fertility Enterprises, LLC	Healthcare	—	—	—	12/2027	244	(1)	1
Total Unfunded Investments						$1,623	$(7)	$(31)
Total Investments						$633,916	$627,324	$592,086

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2026.
(2)Represents the fair value in accordance with ASC 820. The Company's board of managers does not determine the fair value of the investments held by SLP IV.
(3)Investment is on non-accrual status as of September 30, 2026.

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

Below is certain summarized consolidated financial information for SLP IV as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and September 30, 2025:

Selected Consolidated Balance Sheet Information:	September 30, 2026	December 31, 2025
Investments at fair value (cost of $627,324 and $654,867, respectively)	$592,086	$641,452
Cash and other assets	28,475	31,324
Receivable from unsettled securities sold	24,656	—
Total assets	$645,217	$672,776

Credit facility	$522,137	$471,737
Deferred financing costs (net of accumulated amortization of $5,290 and $4,022, respectively)	(3,176)	(4,444)
Payable for unsettled securities purchased	9,759	66,866
Distribution payable	3,218	4,826
Other liabilities	7,976	6,978
Total liabilities	539,914	545,963

Members' capital	$105,303	$126,813
Total liabilities and members' capital	$645,217	$672,776

Selected Consolidated Statement of Operations Information:	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest income	$13,081	$11,308	$38,769	$31,291
Other income	59	65	360	156
Total investment income	13,140	11,373	39,129	31,447

Interest and other financing expenses	7,986	5,986	23,997	16,171
Other expenses	262	258	872	673
Total expenses	8,248	6,244	24,869	16,844
Net investment income	4,892	5,129	14,260	14,603

Net realized losses on investments	(588)	(541)	(1,613)	(681)
Net change in unrealized appreciation (depreciation) of investments	3,290	(1,569)	(21,823)	(6,675)
Net increase (decrease) in members' capital	$7,594	$3,019	$(9,176)	$7,247
For the three and nine months ended September 30, 2026, the Company earned approximately $2,529 and $9,695, respectively, of dividend income related to SLP IV, which is included in dividend income. For the three and nine months ended September 30, 2025, the Company earned approximately $3,794 and $11,521, respectively, of dividend income related to SLP IV, which is included in dividend income. As of September 30, 2026 and December 31, 2025, approximately $2,529 and $3,794, respectively, of dividend income related to SLP IV was included in interest and dividend receivable.
The Company has determined that SLP IV is an investment company under ASC 946; in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Furthermore, ASC 810 concludes that in a joint venture where both members have equal decision-making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLP IV.
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 1-02(w)(2), the Company evaluates its unconsolidated controlled portfolio companies to determine if any qualify as “significant subsidiaries.” This determination is made based upon an analysis performed under Rule 10-01(b)(1). As of September 30, 2026, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary."
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of September 30, 2026:

	Total	Level I	Level II	Level III
First lien	$1,430,905	$—	$56,490	$1,374,415
Second lien	68,064	—	—	68,064
Subordinated	101,722	—	—	101,722
Structured Finance Obligations	3,217	—	—	3,217
Equity and other	656,054	—	—	656,054
Total investments	$2,259,962	$—	$56,490	$2,203,472
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2025:

	Total	Level I	Level II	Level III
First lien	$1,818,215	$—	$43,579	$1,774,636
Second lien	91,179	—	—	91,179
Subordinated	121,487	—	—	121,487
Structured Finance Obligations	3,277	—	—	3,277
Equity and other	707,855	—	—	707,855
Total investments	$2,742,013	$—	$43,579	$2,698,434
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2026:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, June 30, 2026	$2,229,035	$1,394,174	$72,991	$98,429	$3,191	$660,250
Total gains or losses included in earnings:
Net realized gains (losses) on investments	78	80	—	—	—	(2)
Net change in unrealized (depreciation) appreciation of investments	(14,477)	(7,060)	(2,582)	(29)	26	(4,832)
Purchases, including capitalized PIK and revolver fundings	35,603	27,678	679	3,322	—	3,924
Proceeds from sales and paydowns of investments(1)	(46,767)	(40,457)	(3,024)	—	—	(3,286)
Fair Value, September 30, 2026	$2,203,472	$1,374,415	$68,064	$101,722	$3,217	$656,054
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(14,486)	$(7,070)	$(2,581)	$(29)	$27	$(4,833)

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
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2026:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2025	$2,698,434	$1,774,636	$91,179	$121,487	$3,277	$707,855
Total gains or losses included in earnings:
Net realized losses on investments	(75,554)	(39,778)	(7,956)	(2,089)	—	(25,731)
Net change in unrealized (depreciation) appreciation of investments	(13,500)	(25,381)	(176)	(3,976)	(60)	16,093
Purchases, including capitalized PIK and revolver fundings	264,176	205,352	3,548	14,368	—	40,908
Proceeds from sales and paydowns of investments(1)	(679,063)	(558,527)	(9,397)	(25,313)	—	(85,826)
Transfers into Level III(2)(3)	27,018	18,113	6,150	—	—	2,755
Transfers out of Level III(2)(3)	(18,039)	—	(15,284)	(2,755)	—	—
Fair Value, September 30, 2026	$2,203,472	$1,374,415	$68,064	$101,722	$3,217	$656,054
Net change in unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(56,931)	$(34,545)	$(10,741)	$(205)	$(60)	$(11,380)

(1)Includes non-cash reorganizations and restructurings.
(2)As of September 30, 2026, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and nine months ended September 30, 2026 and September 30, 2025. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
The Company invests in revolving credit facilities. These investments are generally categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2026 and December 31, 2025, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2026 and December 31, 2025, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2026 were as follows:

				Range
Type	Fair Value as of September 30, 2026	Approach	Unobservable Input	Low	High	Weighted Average(1)
First lien	$1,305,037	Market & Income Approach	EBITDA multiple	4.0x	22.0x	12.8x
			Revenue multiple	1.0x	10.5x	7.5x
			Discount rate	7.4%	66.0%	11.7%
	69,378	Other	N/A(2)	N/A	N/A	N/A
Second lien	68,064	Market & Income Approach	EBITDA multiple	10.0x	20.5x	20.2x
			Discount rate	11.8%	28.7%	19.7%
Subordinated	101,722	Market & Income Approach	EBITDA multiple	7.5x	20.0x	12.8x
			Discount rate	13.4%	19.8%	17.1%
Structured Finance Obligations	3,217	Income Approach	Discount rate	11.3%	11.3%	11.3%
Equity and other	277,421	Market & Income Approach	EBITDA multiple	6.0x	28.0x	11.0x
			Discount rate	10.0%	29.0%	15.1%
	378,633	Income Approach	Discount rate	6.2%	14.0%	10.8%
	$2,203,472

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing, recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

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
The carrying value of the claim related to a collateralized agreement approximates fair value as of September 30, 2026 and is considered a Level III investment. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
The June 2027 Notes, Holdings Credit Facility, SBA-guaranteed debentures and NMFC Credit Facility and, as of December 31, 2025, the January 2026 Notes, are considered Level III securities. The fair values of the November 2028 Notes, the February 2029 Notes and the October 2027 Notes are based on quoted prices and are considered Level II securities. See Note 7. Borrowings, for details.
The following are the principal amounts and fair values of the Company’s borrowings as of September 30, 2026 and December 31, 2025. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings or market quotes, if available.

	As of
	September 30, 2026		December 31, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
Unsecured Notes	$790,000	$790,775	$990,000	$1,002,356
Holdings Credit Facility	391,446	389,677	420,063	419,981
SBA-guaranteed debentures	120,000	97,963	196,205	175,141
NMFC Credit Facility (1)	30,212	30,278	81,074	81,097
Total Borrowings	$1,331,658	$1,308,693	$1,687,342	$1,678,575

(1)     As of September 30, 2026, the principal amount of the NMFC Credit Facility was $30,212, which included €16,512 denominated in EUR and £8,666 denominated in GBP that has been translated to U.S. dollars. As of September 30, 2026, the fair value of the NMFC Credit Facility was $30,278, which included €16,547 denominated in EUR and £8,686 denominated in GBP that has been translated to U.S. dollars. As of December 31, 2025, the principal amount of the NMFC Credit Facility was $81,074, which included €16,512 denominated in EUR and £8,666 denominated in

GBP that has been translated to U.S. dollars. As of December 31, 2025, the fair value of the NMFC Credit Facility was $81,097, which included €16,479 denominated in EUR and £8,651 denominated in GBP that has been translated to U.S. dollars.

The following table summarizes the notional amounts and fair values of the Company's derivative instruments as of September 30, 2026 and December 31, 2025. The Company's derivative instruments are considered Level II investments.

	As of September 30, 2026			As of December 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives in fair value hedging relationships:
Interest rate swaps	$600,000	$—	$(9,296)	$600,000	$5,647	$(366)
Total derivatives designated as hedging instruments	600,000	—	(9,296)	600,000	5,647	(366)
Total derivatives	600,000	—	(9,296)	600,000	5,647	(366)
Total net derivatives(1)	$600,000	$—	$(9,296)	$600,000	$5,281	$—

(1)As of September 30, 2026, the Company had a net derivative liability at fair value subject to such enforceable master netting arrangement in the amount of $9,296 and a collateral balance of $60, included in "Receivable from broker" on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025, the Company had a net derivative asset at fair value subject to such enforceable master netting arrangement in the amount of $5,281 and a collateral balance of $14,630, included in "Payable to broker" on the Consolidated Statements of Assets and Liabilities. As of September 30, 2026 and December 31, 2025, if the Company had elected to offset, the net amount would be $9,236 and $0, respectively.
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
The Company entered into a fee waiver agreement (the "Fee Waiver Agreement"), dated March 31, 2021, as subsequently amended on November 2, 2021 and August 3, 2023, pursuant to which, effective as of and for the quarter ended

March 31, 2021 through the quarter ended December 31, 2024, the Investment Adviser waived base management fees in order to reach a target base management fee of 1.25% on gross assets. Following the expiration of the Fee Waiver Agreement on December 31, 2024, the Investment Adviser agreed to waive an amount of the base management fee that it may have been entitled to under the Investment Management Agreement for the period of January 1, 2025 through January 28, 2025, that would be in excess of an annual rate of 1.25% of the Company's gross assets. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and nine months ended September 30, 2026, no management fees were waived. For the three and nine months ended September 30, 2025, management fees waived were $0 and approximately $288, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of September 30, 2026), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The Investment Adviser can voluntarily agree to waive a portion of the incentive fee that would otherwise have been earned during the period. The incentive fee waiver is made at the sole discretion of the Investment Adviser and is not required by any contractual or regulatory obligation. For the three and nine months ended September 30, 2026, incentive fees waived were approximately $1,387 and $8,932, respectively. For the three and nine months ended September 30, 2025, incentive fees waived were approximately $4,544 and $8,664, respectively.
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

The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Management fee	$7,312	$9,619	$22,880	$29,611
Less: management fee waiver	—	—	—	(288)
Total net management fee	7,312	9,619	22,880	29,323
Incentive fee, excluding accrued capital gains incentive fees	5,548	7,345	17,417	23,563
Less: incentive fee waiver	(1,387)	(4,544)	(8,932)	(8,664)
Total net incentive fee	$4,161	$2,801	$8,485	$14,899
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)As of September 30, 2026 and September 30, 2025, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on February 11, 2026 for a period of 12 months commencing on March 1, 2026. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2026, approximately $465 and $1,621, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. For the three and nine months ended September 30, 2025, approximately $599 and $1,944, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of September 30, 2026 and December 31, 2025, approximately $555 and $610, respectively, of indirect administrative expenses were included in payable to (receivable from) affiliates. For the three and nine months ended September 30, 2026, the reimbursement to the Administrator represented approximately 0.02% and 0.07%, respectively, of the Company's gross assets. For the three and nine months ended September 30, 2025, the reimbursement to the Administrator represented approximately 0.02% and 0.06%, respectively, of the Company's gross assets.
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
The Company has entered into the Fee Waiver Agreement with the Investment Adviser, pursuant to which the Investment Adviser originally agreed to voluntarily reduce the base management fees payable to the Investment Adviser by the Company under the Investment Management Agreement beginning with the quarter ended March 31, 2021 through the quarter ended December 31, 2022. Subsequently, the Company and the Investment Adviser extended the term of the Fee Waiver Agreement to be effective through the quarter ended December 31, 2024. Following the expiration of the Fee Waiver Agreement, the Investment Adviser agreed to waive an amount of the base management fee that it may have been entitled to under the Investment Management Agreement for the period of January 1, 2025 through January 28, 2025, that would be in excess of an annual rate of 1.25% of the Company's gross assets. See Note 5. Agreements, for details.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company’s investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser’s allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Investment Adviser and certain of its affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the board of directors and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the board of directors make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis, or is a sale of a tradable security. Pursuant to the Exemptive Order, the board of directors will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the board of directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the board of directors.
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
On March 30, 2020, the Company entered into an unsecured revolving credit facility with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $30,000 maximum amount of revolver borrowings available and a maturity date of December 31, 2022. On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C. (the "Uncommitted Revolving Loan Agreement" and the facility thereunder, the "Unsecured Management Company Revolver"), which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. On October 31, 2023, the Company entered into a Second Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings thereunder from $50,000 to $100,000, extended the maturity date from December 31, 2024 to December 31, 2027 and changed the interest rate to the Applicable Federal Rate (as defined in the Uncommitted Revolving Loan Agreement). On October 27, 2025, the Company entered into the Third Amended and Restated Uncommitted Revolving Loan Agreement which extended the maturity date from December 31, 2027 to December 31, 2030. Refer to Note 7. Borrowings for discussion of the Unsecured Management Company Revolver (defined above).
NMFC and SBIC I are parties to an intercompany promissory note (the "Intercompany Note"). The purpose of the Intercompany Note is to fund the repayment of the SBA-guaranteed debentures issued by SBIC I. Under the terms of the Intercompany Note, no fees or interest are payable to NMFC. For the purposes of the consolidated financial statements, all balances and transactions related to the Intercompany Note are eliminated. As of September 30, 2026 and December 31, 2025, the Intercompany Note had a principal balance of $51,200 and $43,700, respectively.
Note 7. Borrowings
On June 8, 2018, the Company's stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to the Company from 200.0% to 150.0% as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude the SBA-guaranteed debentures issued by SBIC I, SBIC II and SBIC III, if any, from the definition of "senior security" for the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility and certain of the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of September 30, 2026, the Company’s asset coverage ratio was 184.03%.
Holdings Credit Facility—On October 24, 2017, the Company entered into the Third Amended and Restated Loan and Security Agreement (as amended from time to time, the "Loan and Security Agreement") among the Company, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (the "Holdings Credit Facility"). As of the amendment on March 12, 2026, the maturity date of the Holdings Credit Facility is March 12, 2031, and the maximum facility amount is the lesser of the actual commitments of the lenders to make advances as of such date and the commitment amount. As of the amendment on March 12, 2026, the commitment amount is $450,000 from March 12, 2026 to October 26, 2026 and $350,000 from October 26, 2026 to March 12, 2031. On October 2, 2026, the Company elected to reduce the commitment amount to $350,000 in advance of the scheduled October 26, 2026 reduction date.
As of September 30, 2026, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $450,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 35.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$5,048	$4,726	$16,698	$13,741
Non-usage fee	$115	$557	$483	$1,865
Amortization of financing costs	$660	$677	$3,372	$1,921
Weighted average interest rate	5.5%	6.3%	5.5%	6.4%
Effective interest rate	6.4%	8.0%	6.9%	8.2%
Average debt outstanding	$359,174	$293,932	$398,377	$285,184
As of September 30, 2026 and December 31, 2025, the outstanding balance on the Holdings Credit Facility was $391,446 and $420,063, respectively, and NMF Holdings was in compliance with the applicable covenants of the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Second Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, and together with the related guarantee and security agreement, the "RCA"), dated September 30, 2024, among the Company, as the Borrower, Sumitomo Mitsui Banking Corporation, as the Administrative Agent, and the Lenders, as outlined in the RCA (the "NMFC Credit Facility"), is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of the Company's domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. As of the amendment on July 30, 2026, the maturity date for the Extending Lenders (as defined in the RCA) of the NMFC Credit Facility is July 30, 2031 and the maturity date for Non-Extending Lenders (as defined in the RCA) is September 28, 2029.
As of the amendment on July 30, 2026, the maximum amount of revolving borrowings available under the NMFC Credit Facility is $537,100, of which $487,100 had been committed by Extending Lenders and $50,000 had been committed by Non-Extending Lenders. Prior to the amendment on July 30, 2026, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $527,100. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
As of the amendment on July 30, 2026, the NMFC Credit Facility generally bears interest at a rate of SOFR, SONIA or EURIBOR, plus any applicable credit spread adjustment, plus either 1.90% per annum or 2.00% per annum, depending on the terms outlined in the amendment, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). From September 30, 2024 to July 29, 2026, the NMFC Credit Facility generally bore interest at a rate of SOFR, SONIA or EURIBOR, plus any applicable credit spread adjustment, plus 1.90% per annum or 2.10% per annum, subject to the terms outlined in the RCA, and charged a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). As of the amendment on June 5, 2024, the Canadian Dollar Offered Rate was replaced with the Canadian Overnight Repo Rate Average term rate plus a credit spread adjustment as a benchmark rate for certain assets.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$371	$390	$2,248	$1,149
Non-usage fee	$482	$476	$1,340	$1,563
Amortization of financing costs	$223	$189	$633	$560
Weighted average interest rate	4.8%	4.7%	5.1%	5.0%
Effective interest rate	13.9%	13.5%	9.7%	14.6%
Average debt outstanding	$30,658	$30,991	$58,155	$29,879

As of September 30, 2026, the outstanding balance on the NMFC Credit Facility was $30,212, which included €16,512 denominated in Euro ("EUR") and £8,666 denominated in British Pound Sterling ("GBP") that has been translated to U.S. dollars. As of December 31, 2025, the outstanding balance on the NMFC Credit Facility was $81,074, which included €16,512 denominated in EUR and £8,666 denominated in GBP that has been translated to U.S. dollars.
Unsecured Management Company Revolver—The Unsecured Management Company Revolver is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. As of the amendment on October 27, 2025, the maturity date of the Unsecured Management Company Revolver is December 31, 2030.
As of the amendment on October 31, 2023, the Unsecured Management Company Revolver bears interest at the Applicable Federal Rate. As of September 30, 2026, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $100,000 and no borrowings were outstanding. For the three and nine months ended September 30, 2026, amortization of financing costs was $1 and $4, respectively. For the three and nine months ended September 30, 2025, amortization of financing costs was $1 and $3, respectively.
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
On January 21, 2025, the Company launched a tender offer to purchase, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated January 21, 2025, up to $260,000 aggregate principal amount of the outstanding 2022 Convertible Notes for cash in an amount equal to $1.01 per $1.00 principal amount of Notes purchased (exclusive of accrued and unpaid interest on such notes) (the "2022 Convertible Notes Tender Offer"). The 2022 Convertible Notes Tender Offer expired on February 19, 2025. As of the expiration of the 2022 Convertible Notes Tender Offer, $1,216 aggregate principal amount of the 2022 Convertible Notes were validly tendered and not validly withdrawn pursuant to the 2022 Convertible Notes Tender Offer. The Company accepted for purchase all of the 2022 Convertible Notes that were validly tendered and not validly withdrawn at the expiration of the 2022 Convertible Notes Tender Offer. Following settlement of the 2022 Convertible Notes Tender Offer on February 24, 2025, approximately $258,784 aggregate principal amount of the 2022 Convertible Notes remained outstanding. On June 27, 2025, the Company was notified that $7 of aggregate principal amount of the 2022 Convertible Notes were being converted to 514 shares of common stock at a conversion price of $13.61 per share, with the transaction settling on July 2, 2025.
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
Prior to the maturity of the 2022 Convertible Notes, the conversion rate was subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.30 per share per quarter for the 2022 Convertible Notes and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, were subject to a conversion price floor of $12.38 per share for the 2022 Convertible Notes. In no event would the total number of shares of common stock issuable upon conversion exceed 80.7754 per $1 principal amount of the 2022 Convertible Notes. The Company had determined that the embedded conversion option in the 2022 Convertible Notes was not required to be separately accounted for as a derivative under GAAP.
The 2022 Convertible Notes were unsecured obligations and ranked senior in right of payment to the Company’s existing and future indebtedness, if any, that was expressly subordinated in right of payment to the 2022 Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that was not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secured) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles. As reflected in Note 11. Earnings (Loss) Per Share, the issuance was considered part of the if-converted method for calculation of diluted earnings per share.

The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the 2022 Convertible Notes for the three and nine months ended September 30, 2025:

	Three Months Ended	Nine Months Ended
	September 30, 2025(1)	September 30, 2025(1)
Interest expense	$4,852	$14,570
Amortization of financing costs	$430	$1,282
Amortization of premium	$(29)	$(74)
Weighted average interest rate	7.5%	7.5%
Effective interest rate	8.1%	8.1%
Average debt outstanding	$258,777	$259,022

(1)On October 15, 2025, the 2022 Convertible Notes matured and were repaid.
Unsecured Notes
On January 29, 2021, the Company issued $200,000 in aggregate principal amount of five-year unsecured notes that matured on January 29, 2026 (the "January 2026 Notes") pursuant to an amended and restated note purchase agreement, dated September 30, 2016 ("the NPA") and a fifth supplement to the NPA (the "Fifth Supplement"). On January 29, 2026, the Company fully repaid $200,000 in aggregate principal amount of issued and outstanding January 2026 Notes. On June 15, 2022, the Company issued $75,000 in aggregate principal amount of five-year unsecured notes that mature on June 15, 2027 (the "June 2027 Notes") pursuant to the NPA and a sixth supplement to the NPA (the "Sixth Supplement"). The NPA provides for future issuances of unsecured notes in separate series or tranches.
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
The NPA contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, an option to offer to prepay all or a portion of the unsecured notes under its governance at par (plus a make-whole amount, if applicable), affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC under the 1940 Act and a RIC under the Code, minimum stockholders’ equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. The Fifth Supplement and Sixth Supplement both include additional financial covenants related to asset coverage as well as other terms.
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
On September 26, 2024, the Company issued $300,000 in aggregate principal amount of its 6.200% notes that mature on October 15, 2027 (the "October 2027 Notes", together with the January 2026 Notes, June 2027 Notes, November 2028 Notes and February 2029 Notes, the "Unsecured Notes") pursuant to a base indenture and sixth supplemental indenture thereto dated September 26, 2024 (together, with the Fourth Supplemental Indenture and the Fifth Supplemental Indenture, the "Indenture"). The October 2027 Notes bear interest at an annual rate of 6.200%, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2025. The Company may redeem the October 2027 Notes, in whole or in part, at any time prior to October 15, 2027, at par plus a "make-whole" premium and accrued interest.
On June 18, 2026, the Company entered into the seventh supplement to the NPA (the “Seventh Supplement”) with certain institutional investors, providing for the private placement of $150,000 in aggregate principal amount of senior notes, consisting of (i) $40,000 aggregate principal amount of 7.28% Senior Fixed Rate Notes, Tranche A, due October 2028 (the “October 2028 Notes”), (ii) $35,000 aggregate principal amount of 7.76% Senior Fixed Rate Notes, Tranche B, due October 2031 (the “October 2031A Notes”), and (iii) $75,000 aggregate principal amount of Senior Floating Rate Notes, Tranche C, due October 2031, which bear interest at a rate of SOFR plus 3.66% (the “October 2031B Notes”). The closing and funding of the October 2028 Notes, October 2031A Notes and October 2031B Notes occurred on October 1, 2026. As of September 30, 2026, none of the October 2028 Notes, October 2031A and October 2031B Notes had been funded under the NPA, as supplemented by the Seventh Supplement.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense(1)	$13,505	$16,385	$40,748	$47,979
Amortization of financing costs	$766	$827	$2,301	$2,440
Amortization of discount	$314	$314	$932	$932
Weighted average interest rate	6.7%	6.5%	6.6%	6.5%
Effective interest rate	7.4%	7.1%	7.2%	6.9%
Average debt outstanding	$790,000	$990,000	$811,245	$990,000

(1)Interest expense includes net expense recognized on fair value hedges.
As of September 30, 2026 and December 31, 2025, the outstanding balance on the Unsecured Notes was $778,013 and $991,585, respectively, and the Company was in compliance with the terms of the NPA and Indenture as of such dates, as applicable.
In connection with the issuance of the February 2029 Notes, the Company entered into an interest rate swap on March 22, 2024 with Morgan Stanley Bank N.A., in which the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.8183% on the notional amount of $300,000. In connection with the issuance of the October 2027 Notes, the Company entered into an interest rate swap on September 23, 2024 with Morgan Stanley Bank N.A., in which the Company receives a fixed interest rate of 6.200% and pays a floating rate of one-month SOFR plus 2.8820% on the notional amount of $300,000. The Company designates interest rate swaps as fair value hedges in a qualifying fair value hedge accounting relationship to mitigate risk of changes in the fair value of financial liabilities due to interest rate risk. As a result, the Company will present changes in fair value of the hedging instruments and the related hedged items in interest expense within the Company’s Consolidated Statements of Operations.
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
The following table presents the effect of hedging derivative instruments on the Consolidated Statements of Operations and the total amounts for the respective line items affected:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
(Losses) gains on fair value hedging relationship:
Interest rate swap contract:
Interest expense recognized on derivative	$(206)	$(1,182)	$(242)	$(3,184)
(Losses) gains recognized on derivative	(6,362)	719	(14,576)	12,436
Gains (losses) recognized on hedged item	6,347	(698)	14,504	(11,564)
Net expense recognized on fair value hedge	$(221)	$(1,161)	$(314)	$(2,312)
The following table summarizes the carrying value of the Company's hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of September 30, 2026 and December 31, 2025.

	As of
	September 30, 2026		December 31, 2025
Description	Carrying Value	Cumulative Amount of Basis Adjustment	Carrying Value	Cumulative Amount of Basis Adjustment
February 2029 Notes	$292,551	$5,995	$303,000	$(4,918)
October 2027 Notes	295,462	3,887	298,585	296
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
The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that was a net liability of $9,296 as of September 30, 2026 and a net asset of $5,281 as of December 31, 2025, for which the Company had posted collateral of $60 for September 30, 2026 and Morgan Stanley Bank N.A. had posted collateral of $14,630 for December 31, 2025. The Company does not have any derivatives that are not designated as hedging instruments.
SBA-guaranteed debentures—On August 1, 2014, August 25, 2017 and July 15, 2025, respectively, SBIC I, SBIC II and SBIC III received licenses from the SBA to operate as SBICs.
These SBIC licenses allow each of SBIC I, SBIC II and SBIC III to obtain leverage in the form of SBA-guaranteed debentures, subject to the SBA's customary commitment and draw application procedures. SBA debentures are non-recourse, interest-only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with ten-year maturities. The SBA, as a creditor, will have a superior claim to the assets of SBIC I, SBIC II and SBIC III over the Company's stockholders in the event SBIC I, SBIC II and SBIC III are liquidated or the SBA exercises its remedies upon an event of default.

The following table summarizes the Company’s SBA-guaranteed debentures repayments as of September 30, 2026:

Issuance Date	Maturity Date	Repayment Date	Repayment Amount
Fixed SBA-guaranteed debentures(1):
March 25, 2015	March 1, 2025	February 28, 2025	$37,500
September 23, 2015	September 1, 2025	August 29, 2025	66,295
March 23, 2016	March 1, 2026	February 27, 2026	13,950
September 21, 2016	September 1, 2026	August 31, 2026	4,000
September 20, 2017	September 1, 2027	August 31, 2026	13,000
March 21, 2018	March 1, 2028	August 31, 2026	15,255
Fixed SBA-guaranteed debentures(2):
September 19, 2018	September 1, 2028	March 2, 2026	13,000
September 19, 2018	September 1, 2028	August 31, 2026	2,000
September 25, 2019	September 1, 2029	August 31, 2026	15,000
Total SBA-guaranteed debentures repaid			$180,000

(1)SBA-guaranteed debentures repaid by SBIC I
(2)SBA-guaranteed debentures repaid by SBIC II
As of September 30, 2026 and December 31, 2025, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $0 and $46,205, respectively.
As of September 30, 2026 and December 31, 2025, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $120,000 and $150,000, respectively. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consist of a 1.00% commitment fee and a 2.435% issuance discount.
As of September 30, 2026 and December 31, 2025, SBIC III had regulatory capital of $3,375 and $3,375, respectively. SBIC III had no SBA-guaranteed debentures outstanding as of September 30, 2026 and December 31, 2025.
The following table summarizes the Company’s SBA-guaranteed debentures as of September 30, 2026:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures(1):
September 25, 2019	September 1, 2029	$4,000	2.283%	0.222%
March 25, 2020	March 1, 2030	41,000	2.078%	0.222%
March 25, 2020	March 1, 2030	24,000	2.078%	0.275%
September 23, 2020	September 1, 2030	51,000	1.034%	0.275%
Total SBA-guaranteed debentures		$120,000

(1)As of September 30, 2026, the outstanding SBA-guaranteed debentures were issued by SBIC II. All SBA-guaranteed debentures that were issued by SBIC I were repaid.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim interest rate equal to the Federal Home Loan Bank of Chicago's Fixed Regular Advance Rate (Bank Advance Rate), plus 41 basis points. Once pooled (which, effective June 2026 occurs quarterly each year), the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$843	$1,588	$2,910	$5,247
Amortization of financing costs	$415	$203	$818	$659
Weighted average interest rate	2.2%	2.6%	2.3%	2.7%
Effective interest rate	3.3%	3.0%	2.9%	3.0%
Average debt outstanding	$153,194	$240,882	$169,667	$263,319

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2026, the Company had unfunded commitments on revolving credit facilities of $112,946, which included €1,196 denominated in EUR that has been translated to U.S. dollars, no outstanding bridge financing commitments and other future funding commitments of $31,776, which included €6,411 denominated in EUR that has been translated to U.S. dollars. As of December 31, 2025, the Company had unfunded commitments on revolving credit facilities of $133,534, which included €1,092 denominated in EUR that has been translated to U.S. dollars, no outstanding bridge financing commitments and other future funding commitments of $77,602, which included €6,411 denominated in EUR that has been translated to U.S. dollars. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedules of Investments.

The Company also had revolving borrowings available under the Holdings Credit Facility, the NMFC Credit Facility and the Unsecured Management Company Revolver, as of September 30, 2026 and December 31, 2025. In addition, as of September 30, 2026, $150,000 of unsecured notes had not yet been funded under the Seventh Supplement to the NPA, consisting of $40,000 of October 2028 Notes, $35,000 of October 2031A Notes and $75,000 of October 2031B Notes. These notes were funded in full on October 1, 2026. As of December 31, 2025, there were no unfunded notes. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2026 and December 31, 2025, the Company had commitment letters to purchase investments in the aggregate par amount of $10,505 and $4,727, respectively, which could require funding in the future.
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and nine months ended September 30, 2026:

					Accumulated Undistributed (Overdistributed) Earnings
	Common Stock		Treasury Stock	Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	at Cost	of Par	Income	(Losses) Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2025	102,638,388	$1,079	$(51,952)	$1,354,726	$192,583	$(98,121)	$(216,138)	$1,182,177	$6,079	$1,188,256
Repurchases of common stock under the Repurchase Program	(7,063,237)	—	(56,597)	—	—	—	—	(56,597)	—	(56,597)
Distributions declared	—	—	—	—	(31,150)	—	—	(31,150)	(90)	(31,240)
Contributions related to non-controlling interest in NMNLC	—	—	—	—	—	—	—	—	300	300
Net increase (decrease) in net assets resulting from operations	—	—	—	—	30,517	(32,010)	(49,435)	(50,928)	179	(50,749)
Net assets at March 31, 2026	95,575,151	$1,079	$(108,549)	$1,354,726	$191,950	$(130,131)	$(265,573)	$1,043,502	$6,468	$1,049,970
Repurchases of common stock under the Repurchase Program	(1,122,761)	—	(8,966)	—	—	—	—	(8,966)	—	(8,966)
Distributions declared	—	—	—	—	(23,612)	—	—	(23,612)	(90)	(23,702)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	24,502	(44,984)	37,739	17,257	256	17,513
Net assets at June 30, 2026	94,452,390	$1,079	$(117,515)	$1,354,726	$192,840	$(175,115)	$(227,834)	$1,028,181	$6,634	$1,034,815
Distributions declared	—	—	—	—	(23,613)	—	—	(23,613)	(737)	(24,350)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	23,580	(532)	(19,569)	3,479	264	3,743
Net assets at September 30, 2026	94,452,390	$1,079	$(117,515)	$1,354,726	$192,807	$(175,647)	$(247,403)	$1,008,047	$6,161	$1,014,208

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
On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of common stock (the "Old Repurchase Program"). The Old Repurchase Program terminated on October 8, 2025 upon the repurchase of $50,000 of common stock. On October 23, 2025, the Company's board of directors authorized a new program for the purpose of repurchasing up to $100,000 worth of common stock (the "Repurchase Program"). On April 28, 2026, the Company's board of directors authorized the repurchase of up to an additional $50,000 of the Company's common stock.
Under the Old Repurchase Program and the Repurchase Program, the Company is permitted, but not obligated, to repurchase outstanding common stock in the open market from time to time, provided that the Company complied with its code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including certain price, market volume and timing constraints. In addition, any repurchases are conducted in accordance with the 1940 Act. The Company expects the Repurchase Program to be in place until the earlier of December 31, 2027 or until $150,000 worth of common stock has been repurchased.
During the three and nine months ended September 30, 2026, no shares and approximately $65,563 of common stock was repurchased under the Repurchase Program, respectively. As of September 30, 2026, approximately $79,538 remained available under the Repurchase Program.
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
For the three and nine months ended September 30, 2026 and September 30, 2025, the Company did not sell any shares of common stock under the Distribution Agreement.
The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of September 30, 2026, shares representing approximately $257,991 of its common stock remain available for issuance and sale under the Distribution Agreement.
Note 11. Earnings (Loss) Per Share
The following information sets forth the computation of basic and diluted net increase (decrease) in the Company’s net assets per share resulting from operations for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Earnings per share—basic
Numerator for basic earnings (loss) per share:	$3,479	$12,189	$(30,192)	$43,376
Denominator for basic weighted average share:	94,452,390	106,016,542	96,471,368	107,199,318
Basic earnings (loss) per share:	$0.04	$0.11	$(0.31)	$0.40
Earnings per share—diluted(1)
Numerator for increase (decrease) in net assets per share	$3,479	$12,189	$(30,192)	$43,376
Adjustment for interest on 2022 Convertible Notes and incentive fees, net(2)(3)	—	4,482	—	12,741
Numerator for diluted earnings (loss) per share:	$3,479	$16,671	$(30,192)	$56,117
Denominator for basic weighted average share	94,452,390	106,016,542	96,471,368	107,199,318
Adjustment for dilutive effect of 2022 Convertible Notes(2)	—	19,020,154	—	19,001,718
Denominator for diluted weighted average share	94,452,390	125,036,696	96,471,368	126,201,036
Diluted earnings (loss) per share:	$0.04	$0.11	$(0.31)	$0.40

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and nine months ended September 30, 2025, there was anti-dilution.
(2)For the three and nine months ended September 30, 2026, the Company had no convertible notes outstanding.
(3)In applying the if-converted method, the adjustment for incentive fees includes the impact of any incentive fee waived during the period. See Note 5. Agreements, for details.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Per share data(1):
Net asset value, January 1, 2026 and January 1, 2025, respectively	$11.52	$12.55
Net investment income	0.81	0.96
Net realized and unrealized losses	(1.12)	(0.56)
Total net (decrease) increase	(0.31)	0.40
Repurchases of common stock	0.28	0.07
Distributions declared to stockholders from net investment income(2)	(0.82)	(0.96)
Net asset value, September 30, 2026 and September 30, 2025, respectively	$10.67	$12.06
Per share market value, September 30, 2026 and September 30, 2025, respectively	$6.92	$9.64
Total return based on market value(3)	(16.15)%	(6.24)%
Total return based on net asset value(4)	(0.17)%	3.86%
Shares outstanding at end of period	94,452,390	104,189,336
Average weighted shares outstanding for the period	96,471,368	107,199,318
Average net assets for the period	$1,075,132	$1,329,882
Ratio to average net assets(5):
Net investment income	9.77%	10.35%
Total expenses, before waivers/reimbursements	15.00%	15.62%
Total expenses, net of waivers/reimbursements	13.89%	14.72%
Average debt outstanding—Unsecured Notes	$811,245	$990,000
Average debt outstanding—Holdings Credit Facility	398,377	285,184
Average debt outstanding—SBA-guaranteed debentures	169,667	263,319
Average debt outstanding—NMFC Credit Facility(6)	58,155	29,879
Average debt outstanding—2022 Convertible Notes(7)	—	259,022
Asset coverage ratio(8)	184.03%	179.09%
Portfolio turnover	8.39%	12.18%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).
(2)The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year.
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
(5)Interim periods are annualized.
(6)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2026 and September 30, 2025, the Company had borrowings denominated in EUR of €16,512 and €16,512, respectively, and borrowings denominated in GBP of £8,666 and £8,666, respectively, that have been translated to U.S. dollars.
(7)On October 15, 2025, the Company repaid the outstanding principal on the 2022 Convertible Notes, which matured on October 15, 2025.

(8)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.
Note 13. Recent Accounting Standards Updates
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application are permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging - Hedge Accounting Improvements ("ASU 2025-09"), which enhances certain aspects of the guidance by (i) expanding the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge, (ii) providing a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on choose-your-rate debt instruments, (iii) expanding hedge accounting for forecasted purchases and sales of nonfinancial assets, (iv) eliminating the requirement to apply the net written option test to a compound derivative comprising a swap and a written option designated as the hedging instrument in a hedge of interest rate risk, and (v) eliminating the recognition and presentation mismatch related to dual hedge strategies. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted and prospective application for all hedging relationships is required. The Company is currently assessing the impact of this guidance and does not expect a material impact on its consolidated financial statements.
Note 14. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is the Company’s Chief Executive Officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
Note 15. Subsequent Events
On October 1, 2026, the October 2028 Notes, October 2031A Notes and October 2031B Notes were funded in full in the aggregate amount of $150,000. In conjunction with the funding of the October 2028 Notes and October 2031A Notes, the Company entered into an interest rate swap on October 1, 2026 with Morgan Stanley Bank N.A., in which (i) for the October 2028 Notes, the Company receives fixed interest of 7.28% and pays a floating interest rate of one-month SOFR plus 2.50% on the notional amount of $40,000 and (ii) for the October 2031A Notes, the Company receives fixed interest of 7.76% and pays a floating interest rate of one-month SOFR plus 2.89% on the notional amount of $35,000.
On October 2, 2026, the Company reduced the commitment amount under the Holdings Credit Facility from $450,000 to $350,000, in advance of the scheduled October 26, 2026 reduction date, and repaid the outstanding borrowings in excess of $350,000.
On October 20, 2026, the Company's board of directors extended the Repurchase Program, which is expected to remain in place until the earlier of December 31, 2027 or until $150,000 worth of the Company's common stock has been repurchased.
On October 20, 2026, the Company’s board of directors declared a fourth quarter 2026 distribution of $0.25 per share, payable on December 31, 2026 to holders of record as of December 17, 2026.
On October 20, 2026, the SBA confirmed that SBIC I had repaid all outstanding debentures and approved SBIC I's request to surrender its license to operate as an SBIC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the "Company"), including the consolidated schedule of investments, as of September 30, 2026, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2026 and 2025, the consolidated statements of cash flows and financial highlights for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 2, 2026

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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through September 30, 2026, we have raised approximately $1,034.6 million in net proceeds from additional offerings of our common stock.
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
We are a leading BDC focused on providing direct lending solutions to U.S. upper middle market companies backed by top private equity sponsors. Our investment objective is to generate current income and capital appreciation through the sourcing and origination of senior secured loans and select junior capital positions to growing businesses in defensive industries that offer attractive risk-adjusted returns. Our differentiated investment approach leverages the deep sector knowledge and operating resources of New Mountain Capital.
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
Our portfolio may be concentrated in a limited number of industries. As of September 30, 2026, our top five industry concentrations were business services, software, healthcare, investment funds (which includes our investments in our joint ventures) and consumer services.
As of September 30, 2026, our net asset value was approximately $1,008.0 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $2,260.0 million in 109 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 12.0% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 10.3%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including a claim related to a secured collateralized agreement, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use Sterling Overnight Index Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On October 1, 2026, the October 2028 Notes, October 2031A Notes and October 2031B Notes were funded in full in the aggregate amount of $150.0 million. In conjunction with the funding of the October 2028 Notes and October 2031A Notes, we entered into an interest rate swap on October 1, 2026 with Morgan Stanley Bank N.A., in which (i) for the October 2028 Notes, we receive fixed interest of 7.28% and pay a floating interest rate of one-month SOFR plus 2.50% on the notional amount of $40.0 million and (ii) for the October 2031A Notes, we receive fixed interest of 7.76% and pay a floating interest rate of one-month SOFR plus 2.89% on the notional amount of $35.0 million.
On October 2, 2026, we reduced the commitment amount under the Holdings Credit Facility from $450.0 million to $350.0 million, in advance of the scheduled October 26, 2026 reduction date, and repaid the outstanding borrowings in excess of $350.0 million.
On October 20, 2026, our board of directors extended the Repurchase Program, which is expected to remain in place until the earlier of December 31, 2027 or until $150.0 million worth of our common stock has been repurchased.
On October 20, 2026, our board of directors declared a fourth quarter 2026 distribution of $0.25 per share payable on December 31, 2026 to holders of record as of December 17, 2026.
On October 20, 2026, the SBA confirmed that SBIC I had repaid all outstanding debentures and approved SBIC I's request to surrender its license to operate as an SBIC.
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
GAAP fair value measurement guidance classifies the inputs used in measuring fair value into three levels as follows:
Level I—Quoted prices (unadjusted) are available in active markets for identical investments and we have the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"), we, to the extent that we hold such investments, do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2026.
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
Income Based Approach: We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement.
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2026.
NMFC Senior Loan Program III LLC
NMFC Senior Loan Program III LLC ("SLP III") was formed as a Delaware limited liability company and commenced operations on April 25, 2018. SLP III is structured as a private joint venture investment fund between us and SkyKnight Income II, LLC (“SkyKnight II”) and operates under a limited liability company agreement (the "SLP III Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP III, which has equal representation from us and SkyKnight II. SLP III initially had a five-year investment period and will continue in existence until August 7, 2030. On August 6, 2025, the investment period was extended until August 7, 2028. The investment period may be extended for up to one additional year subject to certain conditions.
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of September 30, 2026, we and SkyKnight II have committed and contributed $160.0 million and $40.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of September 30, 2026 and December 31, 2025.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A. As of the amendment on August 6, 2025, the maturity date of SLP III's revolving credit facility was extended to August 7, 2030, and the reinvestment period was extended to August 7, 2028.
On August 6, 2025, SLP III entered into an amendment to add a subordinate lender (“Class B lenders”) to the existing lender (“Class A lenders”). As of the amendment on August 6, 2025, SLP III's revolving credit facility had a maximum borrowing capacity of $941.0 million of which $830.0 million of the facility amount is attributed to Class A lenders and $111.0 million of the facility amount is attributed to Class B lenders. Prior to the amendment on August 6, 2025, SLP III's revolving credit facility had a maximum borrowing capacity of $600.0 million, with the full amount attributable to one class of lenders. As of the amendment on August 6, 2025, during the reinvestment period, Class A advances bear interest at a rate of SOFR plus 1.50%, and after the reinvestment period Class A advances will bear interest at a rate of SOFR plus 1.80%. During the reinvestment period, Class B advances bear interest at a rate of SOFR plus 4.75%, and after the reinvestment period Class B advances will bear interest at a rate of SOFR plus 5.05%. As of the amendment on July 3, 2024, during the reinvestment period, the credit facility bore interest at a rate of the SOFR plus 1.65%, and after the reinvestment period it bore interest at a rate of SOFR plus 1.95%.
As of September 30, 2026 and December 31, 2025, SLP III had total investments with an aggregate fair value of approximately $872.2 million and $941.4 million, respectively, and debt outstanding under its credit facility of $758.2 million and $672.7 million, respectively. Additionally, as of September 30, 2026 and December 31, 2025, SLP III had unfunded commitments in the form of delayed draws of $2.6 million and $6.9 million, respectively.
During the first quarter of 2026, SLP III placed its first lien position in Convey Health Solutions, Inc. ("Convey") on non-accrual status. As of September 30, 2026, SLP III's first lien position in Convey had total unearned income of $0.2 million and $0.6 million, respectively, for the three and nine months then ended.
Below is a summary of SLP III's portfolio as of September 30, 2026 and December 31, 2025:

(dollars in millions)	September 30, 2026	December 31, 2025
First lien investments (1)	$931	$972
Weighted average interest rate on first lien investments (2)	7.68%	8.36%
Number of portfolio companies in SLP III	105	105
Largest portfolio company investment (1)	$19	$20
Total of five largest portfolio company investments (1)	$88	$93

(1)Reflects principal amount of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

See Item 1.—Financial Statements—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP III's portfolio as of September 30, 2026 and December 31, 2025 and additional information on certain summarized financial information for SLP III as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and September 30, 2025.
NMFC Senior Loan Program IV LLC

NMFC Senior Loan Program IV LLC ("SLP IV") was formed as a Delaware limited liability company on April 6, 2021, and commenced operations on May 5, 2021. SLP IV is structured as a private joint venture investment fund between us and SkyKnight Income Alpha, LLC ("SkyKnight Alpha") and operates under the First Amended and Restated Limited Liability Company Agreement of NMFC Senior Loan Program IV LLC, dated May 5, 2021 (the "SLP IV Agreement"). Upon the effectiveness of the SLP IV Agreement, the members contributed their respective membership interests in NMFC Senior Loan Program I LLC ("SLP I") and NMFC Senior Loan Program II LLC ("SLP II") to SLP IV. Immediately following the contribution of their membership interests, SLP I and SLP II became wholly-owned subsidiaries of SLP IV. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP IV, which has equal representation from us and SkyKnight Alpha. SLP IV initially had a five-year investment period and will continue in existence until July 11, 2030. On July 11, 2025, the investment period was extended until July 11, 2028. The investment period may be extended for up to one additional year subject to certain conditions.
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of September 30, 2026, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of September 30, 2026 and December 31, 2025.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association. As of the amendment on July 11, 2025, the maturity date of SLP IV's revolving credit facility was extended to July 11, 2030.
On July 11, 2025, SLP IV entered into an amendment to add a subordinate lender (“Class B lenders”) to the existing lender (“Class A lenders”). As of the amendment on July 11, 2025, SLP IV's revolving credit facility had a maximum borrowing capacity of $600.0 million, of which $530.0 million of the facility amount is attributed to Class A lenders and $70.0 million of the facility amount is attributed to Class B lenders. Prior to the amendment on July 11, 2025, SLP IV's revolving credit facility had a maximum borrowing capacity of $370.0 million, with the full amount attributable to one class of lenders. As of the amendment on July 11, 2025, Class A advances bear interest at a rate of SOFR plus 1.50% and Class B advances bear interest at a rate of SOFR plus 4.75%. From December 20, 2024 to July 11, 2025, the facility bore interest at a rate of SOFR plus 1.50%.
As of September 30, 2026 and December 31, 2025, SLP IV had total investments with an aggregate fair value of approximately $592.1 million and $641.5 million, respectively, and debt outstanding under its credit facility of $522.1 million and $471.7 million, respectively. Additionally, as of September 30, 2026 and December 31, 2025, SLP IV had unfunded commitments in the form of delayed draws of $1.6 million and $4.8 million, respectively.
During the first quarter of 2026, SLP IV placed its first lien position in Convey on non-accrual status. As of September 30, 2026, SLP IV's first lien position in Convey had total unearned income of $0.1 million and $0.2 million, respectively, for the three and nine months then ended.
Below is a summary of SLP IV's consolidated portfolio as of September 30, 2026 and December 31, 2025:

(dollars in millions)	September 30, 2026	December 31, 2025
First lien investments (1)	$634	$664
Weighted average interest rate on first lien investments (2)	7.77%	8.67%
Number of portfolio companies in SLP IV	105	105
Largest portfolio company investment (1)	$18	$18
Total of five largest portfolio company investments (1)	$65	$64

(1)Reflects principal amount of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2026 and December 31, 2025 and additional information on certain summarized financial information for SLP IV as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and September 30, 2025.
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of September 30, 2026 and December 31, 2025.
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
Below is certain summarized property information for NMNLC as of September 30, 2026:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2026
				(in thousands)	(in millions)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$112
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9
					$121
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. Upon the counterparty's failure to perform its contractual obligation to repurchase the collateral, our asset no longer represents an interest-bearing collateralized agreement to resell but instead represents our contractual claim in the liquidation proceedings.
As of September 30, 2026, we held one claim related to the collateralized agreement to resell with a cost basis of $30.0 million and a fair value of $5.7 million. As of December 31, 2025, we held one collateralized agreement to resell with a cost basis of $30.0 million and a fair value of $13.5 million.
The claim arises from a collateralized agreement to resell that was guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, and therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund.
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
In August 2017, a trustee (the “Trustee”) for Black Elk informed us that the Trustee intended to assert a fraudulent conveyance claim (the “Claim”) against us and one of our affiliates seeking the return of the $20.5 million repayment. Black Elk filed a Chapter 11 bankruptcy petition pursuant to the U.S. Bankruptcy Code in August 2015. The Trustee alleged that individuals affiliated with the private hedge fund conspired with Black Elk and others to improperly use proceeds from the sale of certain Black Elk assets to repay, in August 2014, the private hedge fund’s obligation to us under the SPP Agreement. We were unaware of these claims at the time the repayment was received. The private hedge fund is currently in liquidation under the laws of the Cayman Islands.
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. As a result of the settlement and the counterparty's failure to satisfy its contractual obligations, our rights under the SPP Agreement have been converted into a contractual claim being pursued through the Cayman Islands liquidation proceedings. Accordingly, we no longer classify the asset as a collateralized securities purchase and put agreement but as a claim. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of September 30, 2026, the claim had a cost basis of $14.5 million and a fair value of $2.8 million. As of December 31, 2025, the SPP Agreement had a cost basis of $14.5 million and a fair value of $6.5 million.
Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectibility. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2026 we recognized PIK interest from investments of approximately $6.6 million and $17.2 million, respectively, and non-cash dividends from investments of approximately $5.2 million and $15.4 million, respectively. For the three and nine months ended September 30, 2025 we recognized PIK interest from investments of approximately $7.6 million and $22.1 million, respectively, and non-cash dividends from investments of approximately $7.3 million and $22.1 million, respectively.
Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income:  Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current.
Other income: Other income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees and other miscellaneous fees received and is typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Other income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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
We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score (“Risk Rating”) based on two metrics – 1) Operating Performance and 2) Business Characteristics:

•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of “4” to “1”, with “4” being the best and “1” being the worst:
◦Tier 4 – Business performance is in-line with or above expectations
◦Tier 3 – Moderate business underperformance and/or moderate market headwinds
◦Tier 2 – Significant business underperformance and/or significant market headwinds
◦Tier 1 – Severe business underperformance and/or severe market headwinds
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company’s business and credit quality, the underlying portfolio company’s current balance sheet, and the level of support from the equity sponsor. The metric is expressed as a qualitative scale of “A” to “C”, with “A” being the best and “C” being the worst.
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Green, Yellow, Orange and Red, with Green reflecting an investment that is in-line with or above expectations and Red reflecting an investment performing materially below expectations. The mapping of the composite scores to these categories is below:
•Green – 4C, 3B, 2A, 4B, 3A, and 4A (e.g., Tier 4 for Operating Performance and C for Business Characteristics)
•Yellow – 3C, 2B, and 1A
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Rating of our portfolio companies as of September 30, 2026:

(in millions)	As of September 30, 2026
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$2,036.0	82.0%	$1,950.6	86.1%
Yellow	353.1	14.2%	266.1	11.7%
Orange	79.8	3.2%	47.3	2.1%
Red	15.1	0.6%	1.7	0.1%
Total	$2,484.0	100.0%	$2,265.7	100.0%
As of September 30, 2026, all investments in our portfolio had a Green Risk Rating with the exception of seventeen portfolio companies that had a Yellow Risk Rating, six portfolio companies that had an Orange Risk Rating and one portfolio company that had a Red Risk Rating.
As of September 30, 2026, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $31.4 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $13.5 million of our first lien term loans on non-accrual status. During the third quarter of 2023, we placed the remaining aggregate principal amount of $17.9 million of our first lien term loans on non-accrual status. For the three and nine months then ended September 30, 2026, our positions in AAC on non-accrual status had total unearned interest income of $1.5 million and $4.3 million, respectively. As of September 30, 2026, our investment in AAC had an Orange Risk Rating.
During the second quarter of 2024, we placed our investment in our junior Series B preferred shares in Eclipse Topco Holdings, Inc. (fka Transcendia Holdings, Inc.) ("Transcendia") on non-accrual status. For the three and nine months then ended September 30, 2026, our junior Series B preferred shares in Transcendia had total unearned income of $0.1 million and $0.4 million, respectively. As of September 30, 2026, our investment in Transcendia had a Yellow Risk Rating.
During the first quarter of 2026, we placed our first lien positions in Convey on non-accrual status. For the three and nine months then ended September 30, 2026, our first lien positions in Convey had total unearned income of $0.4 million and $1.1 million, respectively. As of September 30, 2026, our investment in Convey had a Red Risk Rating.

During the second quarter of 2026, we placed our Series A preferred shares in Symplr Software Intermediate Holdings, Inc. ("Symplr") on non-accrual status. For the three and nine months then ended September 30, 2026, our preferred shares in Symplr had total unearned income of $0.7 million and $1.4 million, respectively. As of September 30, 2026, our investment in Symplr had a Yellow Risk Rating.
During the third quarter of 2026, we placed our first lien term loan in LogRhythm, Inc. ("LogRhythm") on non-accrual status. For the three and nine months then ended September 30, 2026, our first lien term loan in LogRhythm had total unearned income of $0.2 million and $0.2 million, respectively. As of September 30, 2026, our investment in LogRhythm had an Orange Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $2,260.0 million in 109 portfolio companies at September 30, 2026 and approximately $2,742.0 million in 113 portfolio companies at December 31, 2025.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025
Investments in 38 and 48 new and existing portfolio companies, respectively	$205.0	$370.5
Debt repayments in existing portfolio companies	143.2	461.6
Sales of securities in 24 and 7 portfolio companies, respectively	501.8	57.6
Change in unrealized appreciation on 32 and 40 portfolio companies, respectively	70.9	12.5
Change in unrealized depreciation on 90 and 87 portfolio companies, respectively	(93.9)	(123.7)
Asset Sale
On March 10, 2026, we completed a sale of approximately $468.0 million of assets held by us and our wholly-owned subsidiary, NMF Holdings, at 94% of the fair value of such assets as of December 31, 2025 (the “Asset Sale”). The Asset Sale was completed pursuant to a definitive agreement, dated February 21, 2026, by and among us, as seller, and Eagle Credit CV, L.P., Eagle Credit Holdings SPV, L.P. and Eagle Credit Sub Blocker L.P. as the third-party purchasers (collectively, the “Purchaser”), pursuant to which the Purchaser acquired full or partial investments in fifteen portfolio companies.
The proceeds from the Asset Sale were used for the repayment of our outstanding indebtedness and other general corporate purposes, including to make investments in accordance with our investment strategy.
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 13. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended September 30, 2026 and September 30, 2025
Revenue

	Three Months Ended
(in millions)	September 30, 2026	September 30, 2025
Total interest income	$43.8	$59.4
Total dividend income	14.7	19.3
Other income	1.9	1.9
Total investment income	$60.4	$80.5
Our total investment income decreased by approximately $20.1 million for the three months ended September 30, 2026 as compared to the same period in the prior year. For the three months ended September 30, 2026, total investment income of approximately $60.4 million consisted of approximately $34.2 million in cash interest from investments, approximately $6.6 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $2.9 million, prepayment fees of approximately $0.1 million, approximately $9.5 million in cash dividends from investments, approximately $5.2 million in non-cash dividends from investments and approximately $1.9 million in other income. The decrease in interest income of approximately $15.6 million was primarily due to a lower invested asset base as a result of the Asset Sale. The decrease in dividend income of approximately $4.6 million was primarily due to a decrease in cash dividend income from our investments in SLP III and SLP IV. Other income during the three months ended September 30, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 11 different portfolio companies.
Operating Expenses

	Three Months Ended
(in millions)	September 30, 2026	September 30, 2025
Management fee	$7.3	$9.6
Incentive fee	5.5	7.3
Less: incentive fee waiver	(1.4)	(4.5)
Total net incentive fee	4.1	2.8
Interest and other financing expenses	22.9	31.7
Professional fees	0.9	0.9
Administrative expenses	0.8	0.9
Other general and administrative expenses	0.7	0.5
Total expenses	36.7	46.4
Income tax expense	0.0	0.0
Net expenses after income taxes	$36.7	$46.4

Our total net operating expenses decreased by approximately $9.7 million for the three months ended September 30, 2026 as compared to the same period in the prior year. Our management fee decreased by approximately $2.3 million for the three months ended September 30, 2026 as compared to the same period in the prior year. The decrease in management fee was primarily attributable to a lower invested asset base. Our total net incentive fee increased by approximately $1.3 million for the three months ended September 30, 2026 as compared to the same period in the prior year. The decrease in gross incentive fee is primarily attributable to the decrease in investment income due to a lower invested asset base. Incentive fees waived by the Investment Adviser decreased for the three months ended September 30, 2026 as compared to the same period in the prior year.
Interest and other financing expenses decreased by approximately $8.8 million for the three months ended September 30, 2026 as compared to the same period in the prior year. The decrease in interest and other financing expenses was primarily attributable to a decrease in total outstanding borrowings. Our total professional fees, administrative expenses and total other general and administrative expenses remained relatively consistent period over period.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in millions)	September 30, 2026	September 30, 2025
Net realized (losses) gains on investments	$(0.5)	$0.0
Net change in unrealized depreciation of investments	(19.3)	(21.6)
Net change in unrealized appreciation (depreciation) on foreign currency	0.0	(0.1)
Provision for taxes	(0.2)	(0.0)
Net realized and unrealized losses	$(20.0)	$(21.7)
Our net realized losses and change in unrealized gains and losses resulted in a net loss of approximately $20.0 million for the three months ended September 30, 2026 compared to net realized gains and change in unrealized losses resulting in a net loss of approximately $21.7 million for the same period in 2025. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and change in unrealized gains or losses together. The net loss for the three months ended September 30, 2026 was primarily driven by unrealized depreciation in RLG Holdings, LLC, SLP III and SLP IV, partially offset by unrealized appreciation in NM NL Holdings LP. The provision for income taxes was attributable to equity investments that are held as of September 30, 2026 in five of our corporate subsidiaries. The net loss for the three months ended September 30, 2025 was primarily driven by unrealized depreciation in TVG-Edmentum Holdings, LLC ("Edmentum"), ACI Parent Inc. and TMK Hawk Parent, Corp., partially offset by unrealized appreciation on Dealer Tire Holdings, LLC. The provision for income taxes was attributable to equity investments that are held as of September 30, 2025 in eight of our corporate subsidiaries. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Three Months Ended
(in millions)	September 30, 2026	September 30, 2025
Total investment income	$60.4	$80.5
Net expenses after income taxes	36.7	46.5
Net investment income	23.7	34.0
Less: Net investment income related to non-controlling interest in NMNLC	0.1	0.1
Net investment income related to NMFC	$23.6	$33.9

Net change in realized (losses) gains on investments	(0.5)	0.0
Net change in realized (losses) gains of investments related to NMFC	$(0.5)	$0.0

Net change in unrealized depreciation of investments	(19.3)	(21.6)
Net change in unrealized appreciation (depreciation) on foreign currency	0.0	(0.1)
Provision for taxes	(0.2)	(0.0)
Less: Net change in unrealized appreciation of investments related to non-controlling interest in NMNLC	0.1	0.0
Net change in unrealized depreciation of investments related to NMFC	$(19.6)	$(21.7)
Results of Operations for the Nine Months Ended September 30, 2026 and September 30, 2025
Revenue

	Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025
Total interest income	$135.2	$183.8
Total dividend income	49.7	59.5
Other income	5.9	6.4
Total investment income	$190.7	$249.7
Our total investment income decreased by approximately $59.0 million for the nine months ended September 30, 2026 as compared to the same period in the prior year. For the nine months ended September 30, 2026, total investment income of approximately $190.7 million consisted of approximately $111.1 million in cash interest from investments, approximately $17.2 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $6.7 million, prepayment fees of approximately $0.1 million, approximately $34.3 million in cash dividends from investments, approximately $15.4 million in non-cash dividends from investments and approximately $5.9 million in other income. The decrease in interest income of approximately $48.6 million was primarily due to a lower invested asset base as a result of the Asset Sale. The decrease in dividend income of approximately $9.8 million was primarily due to a decrease in preferred equity investments held and a decrease in cash dividend income from our investments in SLP III and SLP IV. Other income during the nine months ended September 30, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 22 different portfolio companies.

Operating Expenses

	Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025
Management fee	$22.9	$29.6
Less: management fee waiver	—	(0.3)
Total net management fee	22.9	29.3
Incentive fee	17.4	23.6
Less: incentive fee waiver	(8.9)	(8.7)
Total net incentive fee	8.5	14.9
Interest and other financing expenses	72.9	94.2
Professional fees	3.0	3.4
Administrative expenses	2.8	3.2
Other general and administrative expenses	1.8	1.3
Total expenses	111.8	146.4
Income tax expense	0.0	0.0
Net expenses after income taxes	$111.8	$146.4

Our total net operating expenses decreased by approximately $34.7 million for the nine months ended September 30, 2026 as compared to the same period in the prior year. Our total net management fee decreased by approximately $6.4 million for the nine months ended September 30, 2026 as compared to the same period in the prior year. The decrease in total net management fee was primarily attributable to a lower invested asset base. Our total net incentive fee decreased by approximately $6.4 million for the nine months ended September 30, 2026 as compared to the same period in the prior year. The decrease in incentive fees was primarily attributable to the decrease in investment income due to a lower invested asset base.
Interest and other financing expenses decreased by approximately $21.3 million for the nine months ended September 30, 2026 as compared to the same period in the prior year. The decrease in interest and other financing expenses was primarily attributable to a decrease in total outstanding borrowings. Our total professional fees, administrative expenses and total other general and administrative expenses remained relatively consistent period over period.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025
Net realized (losses) gains on investments	$(77.5)	$51.2
Net change in unrealized depreciation of investments	(23.0)	(111.2)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(7.8)	—
Net change in unrealized (depreciation) appreciation on foreign currency	(0.1)	0.5
Provision for taxes	(0.0)	(0.1)
Net realized and unrealized losses	$(108.4)	$(59.5)
Our net realized and change in unrealized losses resulted in a net loss of approximately $108.4 million for the nine months ended September 30, 2026 compared to net realized gains and change in unrealized gains and losses resulting in a net loss of approximately $59.5 million for the same period in 2025. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and change in unrealized gains or losses together. The net loss for the nine months ended September 30, 2026 was primarily driven by realized losses due to the Asset Sale where we sold approximately $468.0 million of assets at 94% of the fair value of such assets as of December 31, 2025 and realized losses on ACI Parent Inc. and unrealized depreciation on the claim related to the collateralized agreement with PPVA Fund, L.P. and PPVA Black Elk (Equity) LLC, SLP IV, Convey and Help/Systems Holdings, Inc., partially offset by unrealized appreciation in UniTek Global Services, Inc. ("UniTek") and NM NL Holdings LP. The provision for income taxes was attributable to equity investments that are held as of September 30, 2026 in five of our corporate subsidiaries. The net loss for the nine months ended September 30, 2025 was primarily driven by unrealized depreciation in UniTek, Edmentum, ACI Parent Inc., TMK Hawk Parent, Corp.,

Notorious Topco, LLC and New Permian Holdco, Inc., partially offset by unrealized appreciation in Dealer Tire Holdings, LLC and HS Purchaser, LLC and realized gains in OA Topco, L.P. The provision for income taxes was attributable to equity investments that are held as of September 30, 2025 in eight of our corporate subsidiaries. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation ("NMNLC")

	Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025
Total investment income	$190.7	$249.7
Net expenses after income taxes	111.8	146.4
Net investment income	78.9	103.3
Less: Net investment income related to non-controlling interest in NMNLC	0.3	0.4
Net investment income related to NMFC	$78.6	$102.9

Net change in realized (losses) gains on investments	(77.5)	51.2
Net change in realized (losses) gains of investments related to NMFC	$(77.5)	$51.2

Net change in unrealized depreciation of investments	(23.0)	(111.2)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(7.8)	—
Net change in unrealized (depreciation) appreciation on foreign currency	(0.1)	0.5
Provision for taxes	(0.0)	(0.1)
Less: Net change in unrealized appreciation of investments related to non-controlling interest in NMNLC	0.4	0.0
Net change in unrealized depreciation of investments related to NMFC	$(31.3)	$(110.8)
Liquidity, Capital Resources, Off-Balance Sheet Arrangements and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through September 30, 2026, we have raised approximately $1,034.6 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0% as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude the SBA-guaranteed debentures of SBIC I, SBIC II and SBIC III from the definition of "senior securities" in the asset coverage requirement applicable to us under the 1940 Act. The agreements governing the NMFC Credit Facility and certain of the Unsecured Notes (as defined in Item 1— Financial Statements—Note 7. Borrowings in this Quarterly Report on Form 10-Q) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of September 30, 2026, our asset coverage ratio was 184.0%.
As of September 30, 2026 and December 31, 2025, our borrowings consisted of the June 2027 Notes, November 2028 Notes, February 2029 Notes, October 2027 Notes, Holdings Credit Facility, SBA-guaranteed debentures, NMFC Credit Facility and Unsecured Management Company Revolver. As of December 31, 2025, our borrowings also included the January 2026

Notes, which were subsequently repaid on January 29, 2026. See Item 1—Financial Statements —Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information.
At September 30, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $41.9 million and $80.7 million, respectively. Our cash provided by operating activities during the nine months ended September 30, 2026 and September 30, 2025 was approximately $465.3 million and $217.4 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
On November 3, 2021, we entered into an equity distribution agreement, as amended on May 18, 2023, August 23, 2023, June 27, 2024 and August 1, 2024 (the “Distribution Agreement”) with B. Riley Securities, Inc. and Raymond James & Associates, Inc. On August 1, 2024, we entered into Amendment No. 4 to the Distribution Agreement with B. Riley Securities, Inc., Raymond James & Associates, Inc., and Citizens JMP Securities, LLC (collectively, the "Agents") for the purpose of adding Citizens JMP Securities, LLC as an Agent. The Distribution Agreement originally provided that we may issue and sell our shares from time to time through the Agents, up to $250.0 million worth of our common stock by means of at-the-market ("ATM") offerings. As of the amendment on June 27, 2024, we increased the maximum amount of shares to be sold through the ATM program from $250.0 million to $400.0 million.
For the three and nine months ended September 30, 2026 and September 30, 2025, we did not sell any shares of common stock under the Distribution Agreement.
We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of September 30, 2026, shares representing approximately $258.0 million of our common stock remain available for issuance and sale under the Distribution Agreement.
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
Under the Old Repurchase Program and the Repurchase Program, we were permitted, but were not obligated, to repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. We expect the Repurchase Program to be in place until the earlier of December 31, 2027 or until $150.0 million worth of common stock has been repurchased.
For the three months ended September 30, 2026, we did not repurchase any shares under the Repurchase Program. During the nine months ended September 30, 2026, approximately $65.6 million of common stock was repurchased by us under the Repurchase Program. As of September 30, 2026, approximately $79.5 million remained available under the Repurchase Program.
For the three and nine months ended September 30, 2025, approximately $27.6 million and $37.3 million of common stock was repurchased by us under the Old Repurchase Program, respectively.
Off-Balance Sheet Agreements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2026 and December 31, 2025, we had outstanding commitments to third parties to fund investments totaling $144.7 million, which included €7.6 million denominated in EUR that has been translated to U.S. dollars, and $211.1 million, which included €7.5 million denominated in EUR that has been translated to U.S. dollars, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2026 and December 31, 2025, we had commitment letters to purchase investments in an aggregate par amount of $10.5 million and $4.7 million, respectively. As of September 30, 2026 and December 31, 2025, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2026 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes(1)	$790.0	$75.0	$715.0	$—	$—
Holdings Credit Facility(2)	391.4	41.4	—	350.0	—
SBA-guaranteed debentures(3)	120.0	—	4.0	116.0	—
NMFC Credit Facility(4)	30.2	—	—	30.2	—
Unsecured Management Company Revolver(5)	—	—	—	—	—
Total Contractual Obligations	$1,331.6	$116.4	$719.0	$496.2	$—

(1)$75.0 million of the June 2027 Notes will mature on June 15, 2027 unless earlier repurchased, $115.0 million of the November 2028 Notes will mature on November 15, 2028 unless earlier redeemed, $300.0 million of the February 2029 Notes will mature on February 1, 2029 unless earlier redeemed and $300.0 million of the October 2027 Notes will mature on October 15, 2027 unless earlier redeemed.
(2)Under the terms of the $450.0 million Holdings Credit Facility, all outstanding borrowings under that facility exceeding $350.0 million were repaid on October 2, 2026 ($41.4 million outstanding as of September 30, 2026) and all remaining borrowings must be repaid on or before March 12, 2031 ($350.0 million outstanding as of September 30, 2026). As of September 30, 2026, there was approximately $58.6 million of available capacity remaining, subject to borrowing base limitations, under the Holdings Credit Facility.
(3)The outstanding SBA-guaranteed debentures held by SBIC II will begin to mature on September 1, 2029. Refer to Item 1 — Financial Statements — Note 7. Borrowings for a full schedule of SBA-guaranteed debenture maturities.
(4)Under the terms of the $537.1 million NMFC Credit Facility, all outstanding borrowings under that facility ($30.2 million, which included €16.5 million denominated in EUR and £8.7 million denominated in GBP that have been translated to U.S. dollars as of September 30, 2026) must be repaid on or before September 28, 2029 for Non-Extending Lenders and on or before July 30, 2031 for Extending Lenders. As of September 30, 2026, there was approximately $506.9 million of available capacity remaining, subject to borrowing base limitations, under the NMFC Credit Facility.
(5)Under the terms of the $100.0 million Unsecured Management Company Revolver, all outstanding borrowings under that facility must be repaid on or before December 31, 2030. As of September 30, 2026, there were no borrowings outstanding.
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
We have also entered into the administration agreement (as amended and restated, the "Administration Agreement") with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to stockholders and reports filed with the SEC.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.

Distributions and Dividends
Distributions declared and paid to stockholders for the nine months ended September 30, 2026 totaled approximately $78.4 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recently completed fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)(2)
December 31, 2026
Third Quarter	July 21, 2026	September 16, 2026	September 30, 2026	$0.25
Second Quarter	April 22, 2026	June 16, 2026	June 30, 2026	0.25
First Quarter	February 11, 2026	March 17, 2026	March 31, 2026	0.32
				$0.82
December 31, 2025
Fourth Quarter	October 28, 2025	December 17, 2025	December 31, 2025	$0.32
Third Quarter	July 24, 2025	September 16, 2025	September 30, 2025	0.32
Second Quarter	April 22, 2025	June 16, 2025	June 30, 2025	0.32
First Quarter	February 14, 2025	March 17, 2025	March 31, 2025	0.32
				$1.28
December 31, 2024
Fourth Quarter	October 23, 2024	December 17, 2024	December 31, 2024	$0.33
Third Quarter	July 23, 2024	September 16, 2024	September 30, 2024	0.34
Second Quarter	April 18, 2024	June 14, 2024	June 28, 2024	0.34
First Quarter	January 30, 2024	March 15, 2024	March 29, 2024	0.36
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
(2)For the fiscal year ended December 31, 2024, the per share amount includes regular quarterly distributions of $0.32 per share and supplemental distributions related to prior quarter earnings of $0.01, $0.02, $0.02 and $0.04 for the fourth quarter of 2024, third quarter of 2024, second quarter of 2024 and first quarter of 2024, respectively.
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
•We have entered into a fee waiver agreement (the "Fee Waiver Agreement") with the Investment Adviser, pursuant to which the Investment Adviser agreed to voluntarily reduce the base management fees payable to the Investment Adviser by us under the Investment Management Agreement beginning with the quarter ended March 31, 2021 through the quarter ended December 31, 2024. Following the expiration of the Fee Waiver Agreement on December 31, 2024, the Investment Adviser agreed to waive an amount of the base management fee that it may have been entitled to under the Investment Management Agreement for the period of January 1, 2025 through January 28, 2025, that would be in excess of an annual rate of 1.25% of our gross assets. See Item 1— Financial Statements—Note 5. Agreements in this Quarterly Report on Form 10-Q for details.
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2026 approximately $0.5 million and $1.6 million, respectively, of indirect administrative expenses were included in administrative expenses, of which no expenses were waived by the Administrator. As of September 30, 2026, approximately $0.6 million of indirect administrative expenses were included in payable to (receivable from) affiliates. For the three and nine months ended September 30, 2026, the reimbursement to the Administrator represented approximately 0.02% and 0.07%, respectively, of our gross assets.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. On May 13, 2025, we, the Investment Adviser and certain of our affiliates were granted an order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC. The Exemptive Order allows us to co-invest in certain negotiated transactions with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the board of directors make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where an affiliate of ours has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis, or is a sale of a tradable security. Pursuant to the Exemptive Order, the board of directors oversees the Company’s participation in the co-investment program. As required by the Exemptive Order, we have adopted, and the board of directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to the board of directors.
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
NMFC and SBIC I are parties to an intercompany promissory note (the "Intercompany Note"). The Intercompany Note had an initial principal balance of $59.0 million and the purpose is to fund the repayment of the SBA-guaranteed debentures issued by SBIC I. Under the terms of the Intercompany Note, no fees or interest are payable to NMFC. For the purposes of the consolidated financial statements, all balances and transactions related to the Intercompany Note are eliminated. As of September 30, 2026, the Intercompany Note had a principal balance of $51.2 million.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates flat in October 2026 after previously increasing interest rates by 0.25% in September 2026. While market participants had broadly expected rate cuts in 2026 at the start of the year, expectations have shifted toward an additional rate increase in 2026, as headline inflation remains above the Federal Reserve's 2% target and geopolitical tensions have added further upside pressure to the inflation outlook. Given the evolving economic environment and the Federal Reserve's continued focus on balancing its dual mandate of full employment and progress toward its long-run inflation target, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In a high interest rate environment, our net investment income would increase due to an increase in interest and dividend income generated by our investment portfolio. However, our cost of funds would also increase, which would also impact net investment income. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, SONIA or EURIBOR, to zero, the difference between the total interest and dividend income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest and dividend income and potentially adversely affecting our operating results. During the nine months ended September 30, 2026, certain of the investments held in our portfolio had floating SOFR, SONIA, EURIBOR or Prime interest rates. As of September 30, 2026, approximately 87.19% of our investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-dividend bearing equity investments) represent floating-rate investments and approximately 12.81% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities and interest rate swaps are also subject to floating interest rates and are currently paid based on the floating SOFR, SONIA or EURIBOR rates.
The following table estimates the potential changes in interest and dividend income, net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest and dividend income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2026. Interest expense is calculated based on the terms of our outstanding revolving credit facilities and unsecured notes. For our credit facilities, we use the outstanding balance as of September 30, 2026. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2026, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest and Dividend Income Net of Interest Expense
-200 Basis Points	(11.58)%
-150 Basis Points	(8.69)%
-100 Basis Points	(5.79)%
-50 Basis Points	(2.90)%
+50 Basis Points	2.90%
+100 Basis Points	5.79%
+150 Basis Points	8.69%
+200 Basis Points	11.58%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refer to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of September 30, 2026. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the three months ended September 30, 2026.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the nine months ended September 30, 2026, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 692,562 shares of our common stock for approximately $5.6 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the nine months ended September 30, 2026.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2026	219,579	$9.27	—	$—
February 2026	—	—	—	—
March 2026	—	—	—	—
April 2026	262,948	7.70	—	—
May 2026	—	—	—	—
June 2026	—	—	—	—
July 2026	210,035	7.23	—	—
August 2026	—	—	—	—
September 2026	—	—	—	—
Total	692,562	$8.06	—	$—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Old Repurchase Program"). The Old Repurchase Program terminated on October 8, 2025 upon the repurchase of $50.0 million of our common stock.
On October 23, 2025, our board of directors authorized a new program for the purpose of repurchasing up to $100.0 million worth of our common stock (the "Repurchase Program"). On April 28, 2026, our board of directors authorized the repurchase of up to an additional $50.0 million of our common stock. Giving effect to the increase, the Repurchase Program authorizes us to repurchase up to $150.0 million worth of our common stock. On October 20, 2026, our board of directors approved the extension of the Repurchase Program to be in place until the earlier of December 31, 2027 or until $150.0 million worth of common stock has been repurchased.
Under the Old Repurchase Program and the Repurchase Program, we are permitted, but not obligated, to repurchase our outstanding common stock in the open market from time to time, provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases are conducted in accordance with the 1940 Act.
As of September 30, 2026, approximately $79.5 million remained available under the Repurchase Program.

The following table outlines repurchases of our common stock under the Repurchase Program during the nine months ended September 30, 2026.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share (1)	or Programs	Plans or Programs
January 2026	315,201	$8.72	315,201	$92,351
February 2026	1,854,612	8.19	1,854,612	77,168
March 2026	4,893,424	7.90	4,893,424	38,504
April 2026	1,122,761	7.99	1,122,761	79,538
May 2026	—	—	—	79,538
June 2026	—	—	—	79,538
July 2026	—	—	—	79,538
August 2026	—	—	—	79,538
September 2026	—	—	—	79,538
Total	8,185,998	$8.01	8,185,998

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
We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6.     Exhibits
(a)Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(2)

3.1(b)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance Corporation(3)

3.2	Amended and Restated Bylaws of New Mountain Finance Corporation(2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(4)

4.1	Form of Stock Certificate of New Mountain Finance Corporation(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
(4)Previously filed in connection with New Mountain Finance Corporation's Current Report on Form 8-K filed on April 3, 2019.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2026.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ JOHN R. KLINE
John R. Kline
President, Chief Executive Officer
(Principal Executive Officer) and Director

By:	/s/ LAURA C. HOLSON
Laura C. Holson
Chief Financial Officer (Principal Financial and
Accounting Officer), Chief Operating Officer and
Treasurer